Form 10-Q
period 1993-12-31
JOSTENS INC
filed 1994-02-14
CIK 54050

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549
                                    FORM 10-Q



(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993 OR


  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO

  Commission file number 1-5064


                                JOSTENS, INC.

           (Exact name of registrant as specified in its charter)


               Minnesota                                41-0343440
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)


    5501 Norman Center Drive, Minneapolis, Minnesota              55437
      (Address of principal executive offices)                  (Zip Code)


                                   612-830-3300
             (Registrant's telephone number including area code)



    (Former name, address and fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


  The number of shares outstanding of the registrant's only class of common stock on December 31, 1993 was 45,448,806.

                                JOSTENS, INC.

                                    INDEX







Part I.  Financial Information

Item 1.          Financial Statements (Unaudited):

            Condensed Balance Sheets as of December 31, 1993 and 1992
             and June 30, 1993

            Condensed Statements of Income for the Three Months Ended
             December 31, 1993 and 1992 and the Six Months Ended
             December 31, 1993 and 1992

            Condensed Statements of Cash Flows for the Six Months Ended
             December 31, 1993 and 1992

            Notes to Condensed Financial Statements


Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations



Part II.  Other Information

Item 6.     Exhibits and Reports on Form 8-K



Signatures

                        JOSTENS, INC. AND SUBSIDIARIES
                                 CONDENSED BALANCE SHEETS
                                      (in thousands)

                                            December 31,        June 30,
                                         1993         1992        1993
                                                   (Restated)
CURRENT ASSETS
  Cash and short-term investments      $ 11,916     $  8,081    $ 13,564
  Accounts receivable                   140,001      161,316     201,121
  Inventories:
   Finished products                     41,767       33,018      41,773
   Work-in-process                       72,893       77,031      46,580
   Materials and supplies                50,879       52,714      42,833
                                        165,539      162,763     131,186

  Prepaid expenses                       15,718       18,451      16,665
                                        333,174      350,611     362,536
OTHER ASSETS
  Intangibles                            41,438       54,772      42,005
  Software development costs             55,755       46,718      49,524
  Minority investments and other         30,790       30,052      29,867
                                        127,983      131,542     121,396

PROPERTY AND EQUIPMENT                  222,470      216,904     218,891
  Accumulated depreciation             (139,144)    (126,983)   (130,003)
                                         83,326       89,921      88,888

                                       $544,483     $572,074    $572,820

CURRENT LIABILITIES
  Notes payable                        $ 34,977     $ 42,315    $    -
  Accounts payable                       23,293       25,835      54,230
  Salaries, wages and commissions        (6,235)     (12,639)     33,643
  Customer deposits                      54,188       48,335      34,621
  Other liabilities                      70,117       27,671      76,652
  Income taxes                             (870)       6,978        (414)
                                        175,470      138,495     198,732

LONG-TERM DEBT                           54,465       55,047      54,843

DEFERRED INCOME TAXES                     5,909       17,009       5,909

SHAREHOLDERS' INVESTMENT
  Preferred shares, $1.00 par value:
   Authorized 4,000 shares
   None issued                              -            -           -
  Common shares, $.33 1/3 par value:
   Authorized 100,000 shares
   Issued - 45,449, 45,316
   and 45,425 shares, respectively       15,150       15,105      15,142
  Capital surplus                       140,620      138,200     140,131
  Retained earnings                     155,671      209,459     160,812
  Foreign currency translation           (2,802)      (1,241)    (2,749)
                                        308,639      361,523     313,336
                                       $544,483     $572,074    $572,820

                              JOSTENS, INC. AND SUBSIDIARIES

                              CONDENSED STATEMENTS OF INCOME

                           (in thousands, except per share data)




                                             Three Months Ended        Six Months Ended
                                                December 31,             December 31,
                                              1993         1992        1993         1992
                                                                                                (Restated)

NET SALES                                   $223,425     $222,188    $390,607     $376,131

Cost of products sold                        124,245      122,289     219,422      205,694

Selling and administrative expenses           90,803       82,259     159,826      148,673

                                             215,048      204,548     379,248      354,367

OPERATING INCOME                               8,377       17,640      11,359       21,764

Interest expense                               1,822        1,973       3,187        3,647

                                               6,555       15,667       8,172       18,117

Income taxes                                   2,655        5,786       3,310        7,386

INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE                         3,900        9,881       4,862       10,731

Cumulative effect of change in accounting
  principle, net of taxes                         -            -           -        (4,150)

NET INCOME                                  $  3,900     $  9,881    $  4,862     $  6,581


EARNINGS PER COMMON SHARE
  Before change in accounting principle     $    .09     $    .22    $    .11     $    .24
  Cumulative effect of change in
    accounting principle                          -            -           -          (.09)
  Net Income                                $    .09     $    .22    $    .11     $    .15


Average Shares Outstanding                    45,448       45,290      45,443       45,263



Dividends Declared Per Common Share         $    .22     $    .22    $    .22     $    .22

                              JOSTENS, INC. AND SUBSIDIARIES

                            CONDENSED STATEMENTS OF CASH FLOWS

                                      (in thousands)




                                                     Six Months Ended
                                                        December 31,
                                                   1993              1992
                                                                  (Restated)
OPERATING ACTIVITIES

  Net income                                    $   4,862         $   6,581

  Depreciation and amortization                    19,258            16,954

  Changes in assets and liabilities               (35,188)          (59,527)

                                                  (11,068)          (35,992)

INVESTING ACTIVITIES

  Capital expenditures                             (5,844)          (11,746)

  Software development costs                       (9,829)          (14,067)

                                                  (15,673)          (25,813)

FINANCING ACTIVITIES

  Short-term borrowing                             34,977            42,315

  Reduction in long-term debt                        (378)          (23,879)

  Cash Dividends                                  (10,003)           (9,969)

  Cash Dividends-Wicat shares                           -              (860)

  Other                                               497             3,669

                                                   25,093            11,276


DECREASE IN CASH AND SHORT-TERM INVESTMENTS     $  (1,648)        $ (50,529)

                       JOSTENS, INC. AND SUBSIDIARIES

                   NOTES TO CONDENSED FINANCIAL STATEMENTS




BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the six months ended December 31, 1993, are not necessarily indicative of the results for the entire year ending June 30, 1994.

The Company elected early adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in June 1993. This change was effective as of the beginning of the 1993 fiscal year and comparative amounts have been restated accordingly.

Certain fiscal 1993 balances have been reclassified to conform to the fiscal 1994 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1993.


EARNINGS PER COMMON SHARE

Earnings per common share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon exercise of dilutive stock options is not material.


DIVIDENDS

Cash dividends declared for the six months ended December 31, 1993 and 1992 do not include the second quarter dividend of $.22 declared in January 1994 and 1993.


SUBSEQUENT EVENT

In November 1993, Jostens management signed a Letter of Intent to sell the Sportswear division, Artex Manufacturing Co Inc., to a subsidiary of Fruit of the Loom. The transaction closed effective as of January 1, 1994.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Working capital was $157.7 and $163.8 million at December 31, 1993 and June 30, 1993, respectively. The current period changes in the components of working capital reflect improved collection of accounts receivables, a build-up in inventories, additional customer deposits and the payment of salesperson's commissions accrued at fiscal year-end. The seasonality of the Company's business requires the interim financing of operations and inventories and these cash requirements are met through the issuance of short-term commercial paper.

The year over year changes in intangibles and other liabilities since December 31, 1992 are due to the restructuring charges recorded in the fourth quarter of fiscal 1993. Accounts receivable are lower than last year due to improved collections as well as certain write-offs that occurred during the restructuring. Inventories have increased due to higher year-end carryover balances at Jostens Learning and Sportswear.

RESULTS OF OPERATIONS

Net sales for the three and six months ended December 31, 1993 were $223.4 and $390.6 million, respectively, representing increases of 1% and 4% over the comparable periods of the prior fiscal year. All divisions posted increases in sales with the exception of Canada and Jostens Learning. Jostens Learning sales were down significantly due to a shift in sales mix to more hardware sales, which carry lower margins than software products. Although discouraging, these results may or may not be predictive of annual results since the majority of Jostens Learning's sales are recorded in the fourth quarter. Management has announced its intent to thoroughly evaluate and take decisive steps during the next two quarters to deal with the significant issues it faces in its Jostens Learning business. The effect these steps may have on year end results are not predictable at this time. Sportswear posted double-digit sales growth for the first half.

Cost of products sold was $124.2 and $219.4 million, respectively, for the three and six months ended December 31, 1993. Costs, as a percent of sales, were 55.6% and 56.2%, respectively, as compared to 55.0% and 54.7% in the same periods last year. Two factors contributed to this increase: First, Jostens Learning lower-margin hardware sales were up significantly compared to last year. Second, Sportswear comprised a higher proportion of sales and reflects lower margins than other product groups.

Selling and administrative expenses were $90.8 and $159.8 million, respectively, for the three and six months ended December 31, 1993, which as a percent of sales, were up over the comparable periods of the prior fiscal year, due primarily to significant timing differences during the second quarter. A large portion of these costs vary proportionally with sales. Sportswear royalties, as a percent of sales, increased from the prior year, due to higher percentage of licensed sales, resulting in $1.2 million of additional costs in the first half. The prior year results include approximately $2 million of transaction costs relating to the August 1992 merger with Wicat Systems, Inc. Since the Wicat transaction costs were not deductible for tax purposes, last year's effective tax rate was higher than the current tax rate.


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 (Continued)


Net income for the three and six months ended December 31, 1993 was $3.9 and $4.9 million, respectively. Earnings per share were $.09 and $.11, compared to $.22 and $.24 the prior year, based on our historical accounting practices and before the effects of a change in accounting principle.

Because a significant percentage of the company's sales are in the school market, the first half is seasonally the smallest sales volume since school is not in session for one-third of the time. Thus, the Company's pre-tax margins are lowest during the first half.

In November 1993, Jostens management signed a Letter of Intent to sell the Sportswear division, Artex Manufacturing Co Inc., to a subsidiary of Fruit of the Loom. The transaction closed effective as of January 1, 1994.

H. William Lurton, retired as Chairman and Chief Executive Officer on October 28, 1993 and from the Board of Directors as of December 31, 1993.

Robert P. Jensen was named Chairman of the Board on October 28, 1993. The Board is in the process of conducting a search for a new Chief Executive Officer to replace H. William Lurton.

                         PART II.  OTHER INFORMATION






Item 6.  Exhibits and reports on Form 8-K

    (a)     Not applicable

    (b)     No reports on Form 8-K were filed during the
                quarter for which this report is filed.












                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   JOSTENS, INC.



Date      February 10, 1994         /s/ Robert C. Buhrmaster
                                        Robert C. Buhrmaster
                                        President and Chief Operating Officer
                                        (Principal Financial Officer)







G:\AFIN\PUBLIC\AFIN3265\WP\FILES\10Q294.WP