Form 10-K/A
period 1993-06-30
JOSTENS INC
filed 1994-03-28
CIK 54050

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549


                                       FORM 10-K/A

                                   Amendment No. 1 to
                      Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934

For the fiscal year ended:                     Commission file number:
        June 30, 1993                                   1-5064

                               JOSTENS, INC.
          (Exact name of Registrant as specified in its charter)

        Minnesota                                     41-0343440
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

   5501 Norman Center Drive, Minneapolis, Minnesota      55437
        (Address of principal executive offices)      (Zip Code)

                               (612) 830-3300
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class               Name of Each Exchange on Which Registered
Common Shares, $.33 1/3 par value New York Stock Exchange, Inc.
Common Share Purchase Rights      New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

                                         PART II


Item 6.    SELECTED FINANCIAL DATA

           The information under the caption "Ten-Year Financial Summary" contained on page 23 in the Company's annual report to shareholders for the year ended June 30, 1993, is incorporated herein by reference.


Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           The information under the caption "Financial Review of Operations" contained on pages 12 and 13 of the Company's annual report to shareholders for the year ended June 30, 1993, is incorporated herein by reference.


Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The consolidated balance sheets of Jostens, Inc. as of June 30, 1993 and 1992, and the related statements of consolidated income, changes in shareholder's investment and cash flows for each of the years in the three-year period ended June 30, 1993, together with the related notes and the report of Ernst & Young, independent auditors, all contained on pages 14 through 22 of the Company's annual report to shareholders for the year ended June 30, 1993, is incorporated herein by reference.

PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) 1.Financial Statements: The following financial statements of the Company appearing on the indicated pages of the Annual Report to Shareholders for the year ended June 30, 1993, are incorporated herein by reference.
                                                                   Pages in
                                                                Annual Report

                 Consolidated Balance Sheets -
                           June 30, 1993 and 1992                  14 and 15

                         Statements of Consolidated Income
                           for the Years Ended June 30,
                           1993, 1992, and 1991                        16

                         Statements of Consolidated Changes
                           in Shareholders' Investment
                           for the Years Ended June 30,
                           1993, 1992, and 1991                        16

                         Statements of Consolidated Cash
                           Flows for the Years Ended June 30,
                           1993, 1992, and 1991                        17

                         Notes to Consolidated Financial
                           Statements                            18 through 21


        (a) 2.Financial Statement Schedules
                                                                   Page in
                                                                     10-K

                         Schedule VIII - Valuation and
                           Qualifying Accounts                        S-1


              Additional schedules are omitted as they are not required, are not applicable, or the information is shown in the financial statements or notes thereto. Certain columns have been omitted because the information is not applicable.

              Separate parent company financial statements have been omitted since the parent is primarily an operating company and all subsidiaries included in the consolidated financial statements are totally-owned. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required or not applicable or the information required to be shown thereon is included in the financial statements and related notes.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(CONT.)


        (a) 3.Executive Agreements

              The following agreements are exhibits to this Annual Report on Form 10-K:

              Employment Agreement with H. William Lurton
              Employment Agreement with Carl E. Zeiger
              Employment Termination Agreement with John Kernan

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1993.

        (c)   Exhibits

               3. a. Articles of Incorporation and Bylaws (Exhibit I filed herewith).

               4. a. Rights Agreement dated August 9, 1988 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to the company's Form 8-A dated August 17, 1988, File No. 1-5064).

                  b. Form of Indenture, dated as of May 1, 1991, between Jostens, Inc. and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 contained in the Company's Form S-3, File No. 33-40233).

              10. a. Company's 1980 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 2-69666).

                  b. Company's 1984 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 2-95076).

                  c. Company's 1987 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-19308).

                  d. Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(d) contained in the Annual Report on Form 10-K for the year ended June 30, 1992).

                  e. Jostens Learning Corporation 1986 Supplemental Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-30396).

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(CONT.)


                  f. Jostens Learning Corporation 1984 Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-30397).

                  g. Jostens Learning Corporation 1989 Stock Option Plan, as amended (incorporated by reference to Exhibit 10(g) contained in the Annual Report on Form 10-K for the year ended June 30, 1992).

                  h. Form of Employment Agreement entered into with Mr. Lurton (incorporated by reference to the Company's Form 8 dated May 2, 1991).

                  i. Employment Agreement with Mr. Zeiger (Exhibit II filed herewith).

                  j. Employment Termination Agreement with Mr. Kernan (Exhibit III filed herewith).

                  k. The Company's 1981 Performance Award Plan (incorporated by reference to the Company's Form 8 dated May 2, 1991).

                  l. Form of Contract entered into with respect to Executive Supplemental Retirement Plan (incorporated by reference to the Company's Form 8 dated May 2, 1991).

                  m. Written description of the Company's Retired Director Consulting Plan (incorporated by reference to the Company's Form 8 dated May 2, 1991).

              11.      Computation of earnings per share.

              13.      Annual Report to Shareholders for the year ended June 30,
                       1993.

              22.      List of Company's subsidiaries.

              24.      Consent of Independent Auditors.

              28. Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 1993.

                                      JOSTENS, INC

                              EXHIBIT INDEX TO FORM 10-K/A
                      AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K
                         For the Fiscal Year Ended June 30, 1993

Item No.      Item                                            Method of Filing

13.           Annual Report to Shareholders for                Electronically
              the Year Ended June 30, 1993

24.           Consent of Independent Auditors                  Electronically

                      EXHIBIT 24 - CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in this Annual Report (Form 10-K) of Jostens, Inc. of our report dated August 6, 1993, included in the 1993 Annual Report to Shareholders of Jostens, Inc.

Our audits also included the financial statement schedule of Jostens, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Registration Statement Number 33-40233 and Registration Statement Number 33-37076 on Form S-3; Registration Statement Number 33-49968 on Form S-4; Post-effective Amendment Number 1 to Registration Statement Number 2-69666 and Registration Statement Numbers 2-95076, 33-19308, 33-30396, 33-30397, 33-58414 and 33-59270 on Form
S-8 of Jostens, Inc. and in the related Prospectuses of our report dated August 6, 1993, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Jostens, Inc.


                                                    ERNST & YOUNG




Minneapolis, Minnesota
March 24, 1994

EXHIBIT 13 - ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED JUNE 30, 1993

FINANCIAL HIGHLIGHTS

(In millions, except per share data)


                                                   Years ended June 30,
                                                 1993     1992   % Change

INCOME STATEMENT

Net Sales.......................................$914.8   $924.2    (1) %
Restructuring Charges, Net of Tax............... (47.2)       -     -
Change in Accounting Principle, Net of Tax......  (4.2)       -     -
Net Income (Loss)............................... (12.1)    62.0     -

_________________________________________________________________________

BALANCE SHEET DATA

Working Capital.................................$180.5   $227.9   (21) %
Current Ratio...................................   1.9      2.3     -
Total Assets.................................... 583.3    612.4    (5)
Long-Term Debt..................................  54.8     55.5    (1)
Shareholders' Investment........................ 313.3    362.4   (14)

_________________________________________________________________________

COMMON SHARE DATA

Earnings (Loss) Per Share.......................$ (.27)  $ 1.38     - %
Cash Dividends..................................   .88      .84     5
Book Value......................................  6.90     8.05   (14)
Stock Price High................................ 31 1/4   37 3/8    -
Stock Price Low................................. 16 1/2   24 1/8    -

_________________________________________________________________________

FINANCIAL  REVIEW  OF  OPERATIONS

Jostens, Inc. and Subsidiaries


SALES AND EARNINGS

For the 1993 fiscal year, sales decreased 1% to $915 million, compared to $924 million in 1992. The 1992 sales level represented a 2% gain over 1991 sales of $909 million, which were up 9% from the preceding year.

All prior year financial data has been restated to reflect the August 1992 merger with Wicat Systems, Inc., which was accounted for as a pooling of interests.

Over the past three years, sales have increased at an annual compound rate of 3%. The purchase of businesses accounted for 2% of the sales increase for fiscal 1991. Sales price increases averaged approximately 2% in 1993, 3% in 1992 and 5% in 1991.

The Company's lower sales and earnings level was the result of a substantial shortfall in Jostens Learning June orders. For the year, Jostens Learning sales were $202 million, a decrease of 8% from the 1992 level. Revenues were below expectations due primarily to school budget pressures, uncertainties regarding future federal education programs and funding, and Wicat integration delays.

Overall School Products sales declined 1% to $543 million. Both the Printing and Publishing and Graduation Products areas posted sales gains. Unit sales of high school and college rings approximated last year's levels, reversing the decline of the past several years. Recognition sales were down 1% from the previous year to $94 million. Sportswear sales increased 20% to $76 million, with the business returning to profitability for the year.

Gross margins for the year were 46.5%, down from 47.4% in 1992 and 1991. This reflects the lower margins reported this fiscal year by Jostens Learning and U.S. photography. Selling and administrative expenses were up as a percent of sales over the previous fiscal year which primarily reflects lower than expected sales levels, as well as higher product development costs.


In order to gain greater focus on Jostens key businesses and strategically position the Company for the future, the Company began restructuring certain of its key businesses in the fourth quarter. In conjunction therewith, restructuring charges totaling $70.6 million were recorded in the fourth quarter of fiscal 1993 (see restructuring note to the consolidated financial statements). This amount includes the restructuring of the U.S. photography and sportswear businesses, the realignment of the School Products sales force and planned headcount reductions and related costs in several operations. The Company expects the majority of the future cash outlays to occur in fiscal 1994 with the final cash outlays occurring in fiscal 1995. These cash outlays are expected to be funded by the operations of the Company. The headcount reductions and goodwill write-downs should reduce fiscal 1994 operating costs by $5-8 million but are expected to be offset by one time costs of reengineering studies and related implementation in fiscal 1994 and 1995.

Reduction in outstanding debt, cash received from the Wicat Systems acquisition and lower short-term borrowing rates resulted in reduced net interest costs in 1993. Net interest expense in 1992 was favorably impacted by a reduction in outstanding debt and reduced short-term borrowing rates versus the previous year.

Net income (loss) for the year was ($12.1) million, down from $62.0 million last year. Included within the 1993 net loss are after-tax restructuring charges of $47.2 million and an after-tax charge of $4.2 million associated with the early adoption of SFAS No. 106 for postretirement benefits.

Earnings (loss) per share was ($.27) after restructuring charges and implementation of SFAS No. 106. Prior to such charges, earnings per share were $.87 in 1993, which compares to $1.38 reported in 1992.

Successful implementation of Jostens' cost reduction and asset utilization goals, and improved growth at Jostens Learning should result in a stronger performance for 1994.

FINANCIAL POSITION

Working capital totaled $180.5 million at June 30, 1993, reflecting a 1.9 to 1 current ratio. Cash and short-term investments were $13.6 million, down from $58.6 million the previous year. Reduction of long-term debt accounted for $24 million of the decrease and the remainder of the decline was primarily the result of reduced operating cash flow associated with current year financial results.


The increase in inventory balances was primarily due to Jostens Learning which had a substantial shortfall in sales during June, and the Sportswear business which was supporting a new upscale apparel product line. Gold and certain other inventories aggregating $2.2 million at year-end were stated at the lower of cost determined by the last-in, first-out (LIFO) method or market and were $13.1 million lower than such inventories determined under the lower of first-in, first-out cost or market.

Intangibles decreased to $42.0 million in 1993 from $55.4 million in 1992. The decrease was primarily due to goodwill write-offs which were a result of the restructuring.

Software development costs increased to $49.5 million in 1993 from $37.9 million in 1992. The increase was due to $16.6 million of continuing software development costs, net of amortization, which were offset by $5 million in write-offs due to the restructuring.

Other accrued liabilities increased to $66.2 million in 1993 from $29.2 million in 1992. The increase was primarily due to $31.3 million of restructuring charges and $6.7 million of postretirement benefit costs related to SFAS No. 106 which were included in other accrued liabilities in 1993.

Salaries, wages and commissions increased to $33.6 million in 1993 from $17.6 in 1992. The increase was primarily due to accrued severance expense of $6.9 million from the restructuring as well as write-offs of salesperson overdrafts of $8.3 million which increases the net commission accruals.

Generally, the Company's cash requirements have been met with internally generated funds and through short-term borrowings. The seasonality of certain businesses requires the interim financing of inventories and receivables. These short-term borrowings averaged $42.6 million in fiscal 1993 and reached a high of $83.3 million during the year. This compares to average short-term borrowings of $38.0 million and $68.7 million in fiscal 1992 and 1991 respectively, with highs of $93.9 million for fiscal 1992 and $113.5 million for fiscal 1991. The average interest rate paid on these borrowings was approximately 4.0% for fiscal 1993 compared to 5.6% for fiscal 1992 and 7.5% for fiscal 1991. These borrowings were made primarily under unsecured line of credit arrangements with four banks totaling $95 million in fiscal 1993 and $105 million for fiscal 1992 and 1991 as well as unsecured demand facilities of $70 million for fiscal 1993 and $75 million for fiscal 1992 and 1991. Seasonal financing needs for 1994 will be covered under comparable credit arrangements.


During fiscal 1992, the Company issued $50 million in medium-term notes, which are due in fiscal 1997. Long-term debt, as a percent of total capitalization, was 15% as of June 30, 1993.

Shareholders' investment declined 14% to $313.3 million, down from $362.4 million in 1992. This reduction is primarily attributable to the restructuring charges recorded during fiscal 1993. Book value at June 30, 1993, was $6.90 per share versus $8.05 for the prior year.

CAPITAL EXPENDITURES AND PRODUCT DEVELOPMENT

Capital expenditures were $20.9 million for the year, up slightly from $20.4 million in 1992. Capital additions planned for fiscal 1994 will approximate $22 million and include upgraded manufacturing, computer and technical equipment for all areas of the Company.

Fiscal 1993 gross product development costs were $46.9 million, compared to $35.4 million in the prior year. Fiscal 1994 product development costs will be in the range of $35-40 million and will be internally funded.

DIVIDENDS

Cash dividends paid to shareholders in 1993 totaled $40.8 million. In October 1992, the Board of Directors increased the annual dividend to $.88 per share, up 5% from the $.84 paid in fiscal 1992.

REPORT OF MANAGEMENT






The management of Jostens is responsible for the integrity and objectivity of the financial information presented in this Report. The financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgment.

Management is also responsible for establishing and maintaining the Company's accounting systems and related internal controls, which are designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded. These systems and controls are reviewed by the internal auditors. In addition, the Company's code of conduct states that its affairs are to be conducted under the highest ethical standards.

The independent auditors provide an independent review of the financial statements and the fairness of the information presented therein.

The Audit Committee of the Board of Directors, which is comprised solely of outside directors, meets regularly with management, the Company's internal auditors and its independent auditors to review audit activities, internal controls and other accounting, reporting and financial matters. Both the independent auditors and internal auditors have unrestricted access to the Audit Committee.





/s/ H. William Lurton
H. William Lurton
Chairman of the Board and
Chief Executive Officer




/s/ Robert C. Buhrmaster
Robert C. Buhrmaster
President and
Chief Operating Officer




August 6, 1993

CONSOLIDATED BALANCE SHEETS
Jostens, Inc. and Subsidiaries
(In thousands)


                                                                           June 30,
                                                                   1993              1992
ASSETS

CURRENT ASSETS

  Cash and short-term investments..............                   $ 13,564          $ 58,610
  Accounts receivable, net of allowance
    of $7,045 and $5,681, respectively.........                    201,121           214,749

  Inventories
    Finished products..........................                     41,773            33,104
    Work-in-process............................                     46,580            40,675
    Materials and supplies.....................                     42,833            44,082
                                                                   131,186           117,861

  Deferred Income Taxes........................                     16,729             3,593
  Prepaid expenses.............................                     16,665            13,457

    Total Current Assets.....................                      379,265           408,270

OTHER ASSETS

  Intangibles..................................                     42,005            55,352
  Software development costs...................                     49,524            37,878
  Minority investments and other...............                     23,659            21,792

      Total Other Assets.......................                    115,188           115,022


PROPERTY AND EQUIPMENT

  Land.........................................                      7,032             6,993
  Buildings....................................                     44,288            44,094
  Machinery and equipment......................                    167,571           156,280
                                                                   218,891           207,367
  Accumulated depreciation.....................                   (130,003)         (118,212)

      Total Property and Equipment.............                     88,888            89,155

                                                                  $583,341          $612,447


See notes to consolidated financial statements

                                                                           June 30,
                                                                   1993              1992
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES

   Accounts payable............................                 $ 54,230          $ 48,634
   Salaries, wages and commissions.............                   33,643            17,581
   Customer deposits...........................                   34,621            32,413
   Other accrued liabilities...................                   66,165            29,199
   Dividends payable...........................                    9,993             8,640
   Income taxes................................                     (414)           19,966
   Current maturities on long-term debt........                      494            23,923

         Total Current Liabilities..............                 198,732           180,356

LONG-TERM DEBT - LESS CURRENT MATURITIES.......                   54,843            55,470

DEFERRED INCOME TAXES..........................                   16,430            14,200

COMMITMENTS AND CONTINGENCIES                                          -                 -

SHAREHOLDERS' INVESTMENT

   Preferred shares - $1.00 par value:
     Authorized 4,000 shares
     None issued...............................                        -                 -
   Common shares - $ .33 1/3 par value:
     Authorized 100,000 shares
     Issued 1993 - 45,425; 1992 - 45,033.......                   15,142            15,010
   Capital surplus.............................                  140,131           134,542
   Retained earnings...........................                  160,812           213,707
   Foreign currency translation adjustment.....                   (2,749)             (838)

         Total Shareholders' Investment.........                 313,336           362,421

                                                                $583,341          $612,447


STATEMENTS OF CONSOLIDATED INCOME
Jostens, Inc. and Subsidiaries
(In thousands, except per share data)
                                                                    Years ended June 30,
                                                                 1993       1992       1991

NET SALES.......................................               $914,848     $924,167    $908,844
Cost of products sold...........................                489,475      486,200     477,621
                                                                425,373      437,967     431,223
Selling and administrative expenses.............                353,881      331,251     318,308
Restructuring charges...........................                 70,581            -           -
OPERATING INCOME................................                    911      106,716     112,915
Interest expense ...............................                  5,652        8,449      10,043
                                                                 (4,741)      98,267     102,872
Income taxes....................................                  3,206       36,293      37,957
INCOME (LOSS) BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE..........................                 (7,947)      61,974      64,915
Cumulative effect of change in accounting
  principle, net of taxes.......................                 (4,150)           -           -
NET INCOME (LOSS)...............................               $(12,097)    $ 61,974    $ 64,915

EARNINGS (LOSS) PER COMMON SHARE
  Before change in accounting principle.........               $  (0.18)    $   1.38    $   1.46
  Cumulative effect of change in accounting
  principle.....................................                  (0.09)           -           -
  Net Income (Loss).............................               $  (0.27)    $   1.38    $   1.46


STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' INVESTMENT

                                                         Common Shares       Capital    Retained
                                                       Number     Amount     Surplus    Earnings

BALANCE - JUNE 30, 1990.................             43,985     $14,662      $127,458     $151,037
   Employee stock options exercised.....                359         120         4,942
  Shares issued for acquired company....                450         150          (801)       3,030
  Transactions of pooled company........                (61)        (21)       (1,117)
   Net income...........................                                                    64,915
   Cash dividends of $.80 per share.....                                                   (32,710)
BALANCE - JUNE 30, 1991.................             44,733      14,911       130,482      186,272
   Employee stock options exercised.....                270          90         3,697
  Transactions of pooled company........                 30           9           363
  Net income............................                                                    61,974
  Cash dividends of $.84 per share......                                                   (34,539)
BALANCE - JUNE 30, 1992.................             45,033      15,010       134,542      213,707
  Employee stock options exercised......                194          65         3,217
  Transactions of pooled company........                198          67         2,372
  Net income (loss).....................                                                   (12,097)
  Cash dividends of $.88 per share......                                                   (40,798)
BALANCE - JUNE 30, 1993.................             45,425     $15,142      $140,131     $160,812


See notes to consolidated financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
Jostens, Inc. and Subsidiaries
(In thousands)
                                                                     Years ended June 30,
                                                                    1993       1992        1991

OPERATING ACTIVITIES
   Net income (loss)..............................             $(12,097)     $ 61,974     $ 64,915
  Depreciation and amortization..................                34,896        29,300       26,934
  Non-cash restructuring charges.................                15,624             -            -
   Deferred income taxes..........................              (10,906)        7,338        6,967
   Changes in assets and liabilities:
    Accounts receivable..........................                13,628        (6,844)     (41,309)
    Inventories..................................               (13,325)          532       (5,994)
    Prepaid expenses.............................                (3,208)       (1,383)      (2,133)
     Accounts payable.............................                5,596        18,987        2,954
    Other........................................                34,188       (12,018)      (2,478)

                                                                 64,396        97,886       49,856

INVESTMENT ACTIVITIES
   Capital expenditures...........................              (20,900)      (20,428)     (24,330)
   Software development costs.....................              (27,515)      (22,145)     (13,224)
  Minority investments...........................                (1,824)       (2,031)      (4,699)
   Sale of Broderbund investment..................                    -        19,522            -

                                                                (50,239)      (25,082)     (42,253)

FINANCING ACTIVITIES
  Cash dividends.................................               (40,798)      (34,539)     (32,710)
   Exercise of stock options......................                5,721         4,159        5,230
   Reduction in long-term debt....................              (24,126)      (24,444)     (21,848)
   Issuance of medium-term notes..................                    -        50,000            -
  Short-term borrowing...........................                     -       (35,231)      35,231

                                                                (59,203)      (40,055)     (14,097)


CHANGE IN CASH AND SHORT-TERM INVESTMENTS........               (45,046)       32,749       (6,494)

CASH AND SHORT-TERM INVESTMENTS - BEGINNING
  OF YEAR........................................                58,610        25,861       32,355

CASH AND SHORT-TERM INVESTMENTS - END OF YEAR....              $ 13,564      $ 58,610     $ 25,861



See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Jostens, Inc. and Subsidiaries
(In thousands)


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The accounts and operations of the Company's foreign subsidiaries are not material.


Cash Flows - For purposes of reporting cash flows, cash and short-term investments include cash on hand, time deposits, and commercial paper. Short-term investments have an original maturity of three months or less. Total cash payments for income taxes and interest were $24.2, $33.4 and $30.7 million and $7.5, $8.5, and $12.0 million, respectively, for 1993, 1992 and 1991.



Inventories - Gold and certain other inventories aggregating $2.2 million at June 30, 1993 and $2.0 million at June 30, 1992, are stated at the lower of last-in, first-out (LIFO) cost or market, and are $13.1 and $12.9 million lower in the respective years than such inventories determined under the lower of first-in, first-out (FIFO) cost or market. All other inventories are stated at the lower of cost (FIFO) or market.


Intangibles - Intangibles represent the excess of the purchase price over the fair value of the net tangible assets of acquired businesses. Intangibles, including goodwill, are being amortized over various periods of up to 40 years. Accumulated amortization at June 30, 1993 was $21.7 million.

Software Development Costs - Jostens Learning Corporation, a wholly-owned subsidiary of the Company, capitalizes software development costs when project technological feasibility is established and concluding when the product is ready for release. Research and development costs related to software development are expensed as incurred. Software development costs are amortized on the straight-line method over a maximum of five years or the expected life of the product, whichever is less. Amortization of capitalized software costs for June 30, 1993, 1992 and 1991 was $10.9, $6.0 and $5.6
million, respectively. Accumulated amortization at June 30, 1993 was $30.9 million.

Operating Leases - The Company's noncancelable minimum rental commitments for facilities and equipment for the fiscal years 1994 through 1998 and beyond are $6.5, $5.9, $4.1, $2.8, $.7 and $3.9 million, respectively. Operating lease rental expenses for June 30, 1993, 1992, and 1991 were $10.7, $10.0, and $8.6 million, respectively.

Depreciation - Depreciation on buildings and machinery and equipment is provided principally on the straight line method for financial reporting purposes and on accelerated methods for income tax purposes, over their estimated useful lives; buildings - 15 to 40 years, machinery and equipment - 3 to 10 years.


Revenue Recognition - Jostens Learning recognizes revenue for hardware and software upon shipment of the product. Revenue generated from service contracts and post-contract customer support on software is recognized ratably over the period of the contract. For all other Jostens businesses, revenue is recognized upon shipment of the product.

Translation of Foreign Currencies - Assets and liabilities are translated at the current exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of equity.

Earnings Per Common Share - Earnings per share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon the exercise of dilutive stock options is not material.

Reclassification - Certain 1992 and 1991 balances have been reclassified to conform to the 1993 presentation.


LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:
                                                                 June 30,
                                                          1993             1992



Medium term notes, due in August
  1996, plus interest at 8.02%............             $ 50,000         $ 50,000

6.75% revenue bonds, covering
  general offices, due in
  January 2004............................                3,600            3,600

Note payable to bank, due in
  September 1992, plus interest
  at 8.1%.................................                    -           23,000

Other.....................................                1,737            2,793

                                                         55,337           79,393

Less current maturities...................                  494           23,923

                                                       $ 54,843         $ 55,470



Interest expense on long-term debt for 1993, 1992 and 1991 was $4.8, $6.3 and $4.7 million, respectively. Annual maturities on long-term debt in fiscal years 1995 through 1997 are $.6, $.4, and $50.0 million, respectively.

During fiscal 1993, the Company had unsecured line of credit arrangements with four banks totaling $95 million, under which the Company could either borrow on a short-term basis or use the bank's credit to support the issuance of short-term commercial paper. In addition, the Company had unsecured demand facilities with three banks totalling $70 million. Such credit arrangements are renegotiated periodically based on the anticipated seasonal needs for short-term financing. In compensation for its credit arrangements, the Company incurred certain commitment fees, which were not significant.

INCOME TAXES

The Company adopted SFAS No. 109, "Accounting for Income Taxes," as of the beginning of fiscal 1993. The effect of this change on the results of operations was not material.

Pre-tax income (loss) before change in accounting principle was as follows:


                                        1993         1992         1991

Domestic..............................$(13,359)     $ 93,633     $ 95,508
Foreign...............................   8,618         4,634        7,364
                                      $ (4,741)     $ 98,267     $102,872


The components of the provision for income taxes attributable to income (loss) before change in accounting principle were as follows:


                                        1993         1992         1991

Federal...............................$  8,833      $ 21,479     $ 22,388
State.................................   1,945         4,229        4,988
Foreign...............................   3,688         3,285        3,337
                                        14,466        28,993       30,713
Deferred.............................. (11,260)        7,300        7,244
                                      $  3,206      $ 36,293     $ 37,957


The following summarizes the differences between income taxes computed at the U.S. statutory rate to income tax expense for financial reporting purposes:


                                         1993        1992         1991

Tax at U.S. statutory rate............$ (1,612)     $ 33,411     $ 34,976
State income taxes, net of federal
   income tax benefit.................      79         3,944        4,406
Nondeductible restructuring charges...   3,054             -           -
All other, net........................   1,685        (1,061)      (1,425)
                                      $  3,206      $ 36,293     $ 37,957

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets as of June 30, 1993 were as follows:
___________________________________________________________________________
                                                                1993
Deferred tax liabilities -
        Tax over book depreciation.......................    $  4,404
        Capitalized software development costs...........      19,068
        Other, net.......................................      11,059
                                                               34,531
Deferred tax assets -
        Accounts receivable, principally due to allowance
          for doubtful accounts..........................       2,876
        Restructuring charges............................      16,586
        Net operating loss and tax credit carryforwards of
          acquired company...............................      12,455
        Other, net.......................................       9,160
                                                               41,077
           Less valuation allowance......................      (6,247)
        Net deferred tax assets..........................      34,830
                                                             $   (299)



At June 30, 1993, the Company has net operating loss carryforwards of $32.1 million for federal income tax purposes that expire in the years 1998 through 2004. The Company also has tax credit carryforwards of $1.5 million which expire in the years 1996 through 2004.


BUSINESS SEGMENT INFORMATION

The Company is engaged in one business - the design, manufacture and sale of products created to promote and recognize achievement, including yearbooks, class rings, graduation products, student photography packages, technology-based educational products and services, customized sales and service awards, sports awards, custom-imprinted sportswear and customized products for university alumni. Its products are sold primarily through independent sales representatives in schools and businesses in the United States and Canada.

BENEFIT PLANS

The Company's noncontributory pension plans cover substantially all employees. The defined benefits provided under the plans are based on years of service and/or compensation levels. Annually, the Company funds the actuarially determined costs of these plans, including the amortization of prior service costs over 30 years.

Service cost represents the present value of the increase in future benefits resulting from the current year's service. The projected benefit obligation is the present value of benefits, assuming future compensation levels, for services rendered to date. The excess of plan assets over the projected benefit obligation is amortized against future pension costs.

The components of pension cost and the funded status were as follows:
___________________________________________________________________________________________
                                                            1993           1992           1991

Service cost................................              $  2,924       $  3,288       $  3,156
Interest on projected benefit obligation....                 5,066          4,676          4,112
Return on assets - actual...................                (6,164)        (6,964)        (9,896)
                 - deferred.................                    93          1,273          4,790
Amortization................................                  (654)          (164)          (285)

Pension cost................................              $  1,265       $  2,109       $  1,877
___________________________________________________________________________________________


                                                                        March 31,
                                                            1993           1992           1991

Vested benefit obligation...................              $ 64,710       $ 57,037       $ 45,552
Accumulated benefit obligation..............                68,500         58,485         46,996
Projected benefit obligation................                77,548         64,440         57,906
Fair value of plan assets...................                86,725         86,121         78,169
___________________________________________________________________________________________

Plan assets in excess of projected
  benefit obligation........................              $  9,177       $ 21,681       $ 20,263
Unrecognized net gain.......................               (11,052)       (17,546)       (13,214)
Unrecognized prior service cost.............                13,899          9,143          8,147
Unrecognized net asset at transition........                (9,259)       (10,168)       (11,077)

Prepaid pension cost........................              $  2,765       $  3,110       $  4,119

Plan assets are comprised primarily of corporate and U.S. government debt, real estate and corporate equity, including $6.0 million of common stock of the Company.

The assumptions used in determining the components of pension cost and the funded status were a discount rate of 8%, compensation increase of 6% and return on assets of 8%.

The Company's retirement savings plan, which covers substantially all non-union employees, provides for a matching contribution by the Company on amounts, limited to 6% of compensation, contributed by the employees. The Company's contribution for the years ended June 30, 1993, 1992 and 1991 was $1.8, $1.4 and $1.7 million, respectively, representing 33 1/3% of eligible employee contributions in 1993, 25% in 1992 and 33 1/3% in 1991.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides medical insurance benefits for eligible retirees. Employees who retired prior to June 30, 1992 pay medical contributions at an amount either frozen at retirement or at a fixed percentage of the plan costs prior to age 65. Employees retiring after that date receive only a fixed dollar contribution toward coverage prior to age 65. The fixed dollar contribution is based on vested service at retirement and is not projected to increase in the future.

In fiscal 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of postretirement benefit costs during the years an employee provides services. The unfunded obligation of $6.7 million ($4.2 million after tax) was charged against earnings effective as of the beginning of the year.

The costs of these benefits, as recorded under the previous accounting policy, were $.6 and $.7 million in fiscal 1992 and 1991, respectively. The postretirement benefit cost for fiscal 1993 under SFAS No. 106 was as follows:

Postretirement benefit cost -
    Service cost of benefits earned.............................. $   92
    Interest cost of benefit obligation..........................    523
                                                                  $  615


The actuarial present value of postretirement benefit obligations and the amount reported in the consolidated balance sheets as of June 30, 1993 were as follows:

Accumulated postretirement benefit obligations -
    Retirees..................................................... $5,177
    Fully eligible active participants...........................    139
    Other active participants....................................  1,432
                                                                   6,748
    Unrecognized net loss........................................    267
                                                                  $7,015


The assumptions used in determining the benefit obligation included a medical plan cost trend rate of 15%, declining to 6% in the year 2002 and a weighted average discount rate of 8%. A one-percentage-point increase in the assumed health care cost trend rates for each future year increases the accumulated postretirement benefit obligation for health care benefits by approximately $.4 million with minimal impact on interest cost, and no impact on service cost since benefits for future retirees are defined dollar benefits not related to health care benefits.


The Financial Accounting Standards Board has issued Statement No. 112, "Employers' Accounting for Postemployment Benefits," which must be adopted no later than fiscal 1995. The implementation of this statement is not expected to have a material impact on the results of operations.

ACQUISITIONS

In August 1992, the Company acquired Wicat Systems, Inc. (Wicat), a provider of technology-based learning systems for the education and aviation markets. The transaction was effected through the exchange of approximately 4.1 million common shares of the Company for all of the issued and outstanding shares of Wicat. The merger has been accounted for as a pooling of interests and accordingly, all financial data for periods prior to the merger have been restated to include the results of Wicat.

Net sales, net income and earnings per share for the two fiscal years preceding the merger were as follows:

                                                Net       Net    Earnings
                                               Sales    Income  Per Share

1992
    Jostens................................. $876,395   $ 61,413   $  1.50
    Wicat...................................   47,772        561

    Combined................................ $924,167   $ 61,974   $  1.38

1991
    Jostens................................. $859,878   $ 64,164   $  1.58
    Wicat...................................   48,966        751

    Combined................................ $908,844   $ 64,915   $  1.46



RESTRUCTURING CHARGES

In the fourth quarter of fiscal 1993, the Company recorded a $70.6 million restructuring charge. This amount includes $32 million for the restructuring of the U.S. photography business of which $13 million relates to goodwill write-offs, $13 million relates to plant shutdowns, and the remaining $6 million primarily relates to the write-offs of abandoned receivables from independent sales representatives and dealers. The remaining $39 million of restructuring charges include $10 million which related primarily to headcount reductions and relocation expenses; $5 million for the write-off of certain software development costs at Jostens Learning; $15 million for the possible sale of the Sportswear business; and the remaining $9 million primarily relates to sales force restructure and policy changes and included receivable write-offs of abandoned receivables from independent sales representatives who were terminated. These charges reduced after-tax earnings by $47.2 million or $1.05 per share.

The restructuring charges included $30.3 million of asset write-offs and $40.3 million of accruals of which $38.2 million remains accrued at June 30, 1993,
including $31.3 million classified in other accrued liabilities.   Cash
payments made on the accruals in 1993 were $2.1 million.

STOCK OPTIONS

Under stock option plans, the Company has granted options to key employees to purchase common shares of the Company at 100% of the market price on the dates the options are granted.

The following summarizes the changes in stock options outstanding:


                                                          Options Outstanding

                                                 1993         1992        1991

Beginning of year....................            2,181       2,138       2,331
Granted..............................              521         427         417
Exercised............................             (200)       (339)       (420)
Cancelled............................             ( 56)       ( 45)       (190)

End of year..........................            2,446       2,181       2,138



At June 30, 1993, the exercise price on outstanding options ranged from $1.21 to $34.19 per share and .7 million common shares were reserved for future grants under the stock option plans. As of June 30, 1993, 1,313 options were exercisable under the plan.


Jostens Learning Corporation (JLC) may grant options to key employees, under its stock option plan, to purchase common shares of JLC at the fair market value on the date the options are granted. Options to purchase up to 21.2 million shares, or approximately 15% of the total outstanding shares, may be granted under the plan. Options vest at 20% per year commencing one year from the date of grant. The shares acquired upon exercise of the options may be put to or called by JLC at the then current fair market value, after a specified holding period. Option shares may first be put or called in 1995. The Company may elect to purchase the JLC shares for cash or Jostens common shares. As of June 30, 1993, options for 16.5 million shares were outstanding at exercise prices ranging from $1.45 to $3.21 per share of which 2.2 million shares were exercisable. The fair value of the stock at June 30, 1993 was below the exercise price.


SHAREHOLDER RIGHTS PLAN

In August 1988, the Board of Directors declared a distribution to shareholders of one common share purchase right for each outstanding common share. Each right entitles the holder to purchase one common share at an exercise price of $60. The rights become exercisable if a person acquires 20% or more, or announces a tender offer for 25% or more, of the Company's common shares. If a person acquires at least 25% of the Company's outstanding shares, each right will entitle the holder to purchase the Company's common shares having a market value of twice the exercise price of the right. If the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the acquiring company at a similar 50% discount. The rights, which expire in August 1998, may be redeemed by the Company at a price of $.01 per right at any time prior to the 30th day after a person has acquired at least 20% of the Company's outstanding shares.

QUARTERLY FINANCIAL DATA
Jostens, Inc. and Subsidiaries
(In thousands, except per share data)

                         Net            Gross          Net          Earnings           Stock Price           Dividends
                        Sales           Margin       Income         Per Share        High          Low       Per Share

Fiscal 1993

First........           $153,943       $ 73,175      $( 3,300)      $(.07)         $ 27 1/2    $ 23 3/4        $ .22

Second.......            222,188        102,489         9,881         .22            31 1/4      24 7/8          .22

Third........            184,964         91,989         5,458         .12            29          24 1/8          .22

Fourth.......            353,753        157,720       (24,136)       (.54)           28 3/8      16 1/2          .22

                        $914,848       $425,373      $(12,097)      $(.27)


Fiscal 1992

First........           $152,932       $ 70,471      $  2,872        $ .06         $ 36         $30 5/8        $ .21

Second.......            246,759        112,619        15,883          .36           35 3/8      28 1/2          .21

Third........            176,087         93,398        10,041          .22           37 3/8      28 7/8          .21

Fourth.......            348,389        161,479        33,178          .74           30          24 1/8          .21

                        $924,167       $437,967      $ 61,974        $1.38


First quarter 1993 earnings have been restated to reflect the unfunded obligation of $6.7 million
($4.2 million after tax and $.09 per share) calculated under SFAS No. 106.

Restructuring charges totaling $70.6 million were recorded in the fourth quarter of fiscal 1993.

See notes to consolidated financial statements.

TEN YEAR FINANCIAL SUMMARY
(In millions, except per share data)
                                                      1993      1992        1991       1990       1989
Income Statement

Net Sales............................                $914.9     $924.2      $908.8     $834.0     $737.7
Cost of Products Sold................                 489.5      486.2       477.6      440.7      379.0
Interest Expense (Income)............                   5.7        8.4        10.0        9.5        6.8
Income Taxes.........................                   3.2       36.3        38.0       34.3       31.7
Income (Loss)- Continuing Operations.                  (7.9)      62.0        64.9       61.9       52.4
Return on Sales......................                   (.9)%      6.7%        7.1%       7.4%       7.1%
Net Income...........................                 (12.1)      62.0        64.9       61.9       52.4
Return on Investment.................                  (3.6)%     17.9%       20.8%      22.5%      21.9%
____________________________________________________________________________________________

BALANCE SHEET DATA

Current Assets.......................                $379.3     $408.3      $363.7     $320.8     $310.3
Working Capital......................                 180.5      227.9       163.5      154.7      148.9
Current Ratio........................                   1.9        2.3         1.8        1.9        1.9
Property and Equipment...............                 218.9      207.4       192.3      173.5      154.8
Total Assets.........................                 583.3      612.4       575.1      518.4      495.7
Long-Term Debt.......................                  54.8       55.5        31.9       53.6       75.5
Shareholders' Investment.............                 313.3      362.4       330.5      293.6      257.2
____________________________________________________________________________________________

COMMON SHARE DATA

EPS (Loss)- Continuing Operations....                $ (.18)    $ 1.38      $ 1.46     $ 1.41     $ 1.21
EPS (Loss)- Net Income...............                  (.27)      1.38        1.46       1.41       1.21
Cash Dividends.......................                   .88        .84         .80        .72        .64
Book Value...........................                  6.90       8.05        7.40       6.68       5.93
Common Shares .......................                  45.4       45.0        44.7       44.0       43.3
Stock Price High.....................                31 1/4     37 3/8      38 5/8     30 3/8     22 1/4
Stock Price Low......................                16 1/2     24 1/8      23 1/2     20 7/8     16 1/2

Restructuring charges totaling $70.6 million were recorded in the fourth quarter of fiscal 1993.

1993 earnings include the unfunded obligation of $6.7 million ($4.2 million after tax and $.09 per share) calculated under SFAS No. 106.

See notes to consolidated financial statements.


TEN YEAR FINANCIAL SUMMARY
(In millions, except per share data)
(Continued)
                                                      1988      1987        1986       1985       1984
Income Statement

Net Sales............................                $615.1     $534.5      $488.5     $431.2     $404.2
Cost of Products Sold................                 318.8      272.6       247.9      217.2      210.2
Interest Expense (Income)............                   5.0        9.1        (3.0)      (4.6)      (4.0)
Income Taxes.........................                  25.8       28.6        33.8       25.9       20.7
Income (Loss)- Continuing Operations.                  34.3       20.3        30.2       24.7       17.6
Return on Sales......................                   5.6%       3.8%        6.2%       5.7%       4.4%
Net Income...........................                  78.7       30.8        36.6       33.3       25.7
Return on Investment.................                  41.9%      15.4%       14.6%      13.5%      13.1%
____________________________________________________________________________________________

BALANCE SHEET DATA

Current Assets.......................                $346.3     $286.1      $270.8     $285.1     $282.6
Working Capital......................                 194.1      148.7       150.1      190.1      183.9
Current Ratio........................                   2.3        2.1         2.2        3.0        2.9
Property and Equipment...............                 125.6      111.2       101.3       97.6       92.6
Total Assets.........................                 465.4      412.1       387.5      375.8      363.0
Long-Term Debt.......................                  92.8      109.5        10.4       11.4       11.8
Shareholders' Investment.............                 221.0      156.4       244.4      257.2      236.4
____________________________________________________________________________________________

COMMON SHARE DATA

EPS (Loss)- Continuing Operations....                $  .81     $  .48      $  .64     $  .52     $  .38
EPS (Loss)- Net Income...............                  1.86        .73         .78        .71        .55
Cash Dividends.......................                   .56        .48         .44        .40        .35
Book Value...........................                  5.17       3.74        5.28       5.39       5.01
Common Shares .......................                  42.6       41.6        46.2       47.6       47.0
Stock Price High.....................                24 3/8         25      18 1/4     13 1/4         10
Stock Price Low......................                15 1/8     15 1/8      11 1/4      7 3/4      7 3/4


Restructuring charges totaling $70.6 million were recorded in the fourth quarter of fiscal 1993.

1993 earnings include the unfunded obligation of $6.7 million ($4.2 million after tax and $.09 per share) calculated under SFAS No. 106.

See notes to consolidated financial statements.


                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      JOSTENS, INC.

Date:   March 24, 1994                     /s/ Robert C. Buhrmaster
                                           Robert C. Buhrmaster
                                           President and Chief Executive Officer
                                           (acting Principal Financial Officer)