Form 10-Q/A
period 1993-12-31
JOSTENS INC
filed 1994-03-28
CIK 54050

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-Q/A


                            Amendment No. 1 to
             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


  For the quarterly period ended:                     Commission file number:
          December 31, 1993                                   1-5064


                                JOSTENS, INC.

          (Exact name of registrant as specified in its charter)



               Minnesota                               41-0343440
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)


    5501 Norman Center Drive, Minneapolis, Minnesota              55437
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



Signatures

                       JOSTENS, INC. AND SUBSIDIARIES
                           CONDENSED BALANCE SHEETS
                                (in thousands)


                                           December 31,        June 30,
                                        1993         1992        1993
                                                  (Restated)
CURRENT ASSETS
  Cash and short-term investments     $ 11,916     $  8,081    $ 13,564
  Accounts receivable                  140,001      161,316     201,121
  Inventories:
   Finished products                    41,767       33,018      41,773
   Work-in-process                      72,893       77,031      46,580
   Materials and supplies               50,879       52,714      42,833
                                       165,539      162,763     131,186
  Deferred income taxes                 16,729        3,593      16,729
  Prepaid expenses                      15,718       18,451      16,665
                                       349,903      354,204     379,265
OTHER ASSETS
  Intangibles                           41,438       54,772      42,005
  Software development costs            55,755       46,718      49,524
  Minority investments and other        24,582       23,650      23,659
                                       121,775      125,140     115,188

PROPERTY AND EQUIPMENT                 222,470      216,904     218,891
  Accumulated depreciation            (139,144)    (126,983)   (130,003)
                                        83,326       89,921      88,888
                                      $555,004     $569,265    $583,341

CURRENT LIABILITIES
  Notes payable                       $ 34,977     $ 42,315    $    -
  Accounts payable                      23,293       25,835      54,230
  Salaries, wages and commissions       (6,235)     (12,639)     33,643
  Customer deposits                     54,188       48,335      34,621
  Other liabilities                     70,117       27,671      76,652
  Income taxes                            (870)       6,978        (414)
                                       175,470      138,495     198,732

LONG-TERM DEBT                          54,465       55,047      54,843

DEFERRED INCOME TAXES                    16,430      14,200      16,430

SHAREHOLDERS' INVESTMENT
  Preferred shares, $1.00 par value:
   Authorized 4,000 shares.
   None issued                               -            -           -
  Common shares, $.33 1/3 par value:
   Authorized 100,000 shares
   Issued - 45,449, 45,316
   and 45,425 shares, respectively      15,150       15,105      15,142
  Capital surplus                      140,620      138,200     140,131
  Retained earnings                    155,671      209,459     160,812
  Foreign currency translation          (2,802)      (1,241)    (2,749)
                                       308,639      361,523     313,336
                                      $555,004     $569,265    $583,341

                             JOSTENS, INC. AND SUBSIDIARIES

                             CONDENSED STATEMENTS OF INCOME

                          (in thousands, except per share data)



                                            Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                             1993        1992         1993        1992
                                                                                (Restated)
NET SALES                                  $223,425    $222,188     $390,607    $376,131

Cost of products sold                       124,245     122,289      219,422     205,694

Selling and administrative expenses          90,803      82,259      159,826     148,673

                                            215,048     204,548      379,248     354,367

OPERATING INCOME                              8,377      17,640       11,359      21,764

Interest expense                              1,822       1,973        3,187       3,647

                                              6,555      15,667        8,172      18,117

Income taxes                                  2,655       5,786        3,310       7,386

INCOME BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE                        3,900       9,881        4,862      10,731

Cumulative effect of change in
  accounting principle, net of taxes             -           -            -       (4,150)

NET INCOME                                 $  3,900    $  9,881     $  4,862    $  6,581


EARNINGS PER COMMON SHARE
  Before change in accounting
    principle                              $    .09    $    .22     $    .11    $    .24
  Cumulative effect of change in
    accounting principle                         -           -            -         (.09)
  Net Income                               $    .09    $    .22     $    .11    $    .15


Average Shares Outstanding                   45,448      45,290       45,443      45,263



Dividends Declared Per Common Share        $    .22    $    .22     $    .22    $    .22

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


SUBSEQUENT EVENT

On January 31, 1994 a purchase agreement with an effective date of January 1, 1994, was executed to sell the Sportswear division, Artex Manufacturing Co Inc., to a subsidiary of Fruit of the Loom.

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


The year over year changes in intangibles and other liabilities since December 31, 1992 are due to the restructuring charges recorded in the fourth quarter of fiscal 1993. The restructuring accrual has decreased by approximately $6.4 million from year-end to December 31, 1993 due to payments made in the first half of fiscal 1994 relating to the accrual. The effects of the restructuring are expected to reduce fiscal 1994 operating costs by $5-8 million, but are expected to be offset by one time costs of reengineering studies and related implementation in fiscal 1994 and 1995. Accounts receivable are lower than last year due to improved collections as well as certain write-offs that occurred during the restructuring. Inventories have increased due to higher year-end carryover balances at Jostens Learning and Sportswear.

RESULTS OF OPERATIONS

Net sales for the three and six months ended December 31, 1993 were $223.4 and $390.6 million, respectively, representing increases of 1% and 4% over the comparable periods of the prior fiscal year. Sportswear posted double-digit sales growth for the first half while all other divisions posted increases in sales with the exception of Canada and Jostens Learning. Jostens Learning sales were down significantly due to a shift in sales mix to more hardware sales, which carry lower margins than software products. Although discouraging, these results may or may not be predictive of annual results since the majority of Jostens Learning's sales are recorded in the fourth quarter. Management has announced its intent to thoroughly evaluate and take decisive steps during the next two quarters to deal with the significant issues it faces in its Jostens Learning business. The Company has engaged a consulting firm to provide an analysis of the markets in which Jostens Learning competes as well as Jostens Learning's position within those markets. Together with this consulting firm, the Company will determine what changes to the Jostens Learning business, if any, are necessary to more adequately address the marketplace. This is a total review of the business and may result in the sale of the business or substantial restructuring of Jostens Learning to accomplish the objectives defined during this evaluation process. No decisions have been made to date, therefore, the effect these possible actions may have on year end results are not predictable at this time.


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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                (Continued)


Selling and administrative expenses were $90.8 and $159.8 million, respectively, for the three and six months ended December 31, 1993, which as a percent of sales, were up over the comparable periods of the prior fiscal year, due primarily to significant timing differences during the second quarter. A large portion of these costs vary proportionally with sales. Sportswear royalties, as a percent of sales, increased from the prior year, due to higher percentage of licensed sales, resulting in $1.2 million of additional costs in the first half. The prior year results include approximately $2 million of transaction costs relating to the August 1992 merger with Wicat Systems, Inc. Since the Wicat transaction costs were not deductible for tax purposes, last year's effective tax rate was higher than the current tax rate.

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


On January 31, 1994 a purchase agreement with an effective date of January 1, 1994 was executed to sell the Sportswear division, Artex Manufacturing Co Inc., to a subsidiary of Fruit of the Loom for $46.7 million. The proceeds from the sale provided a positive effect on cash flow for the third quarter. The elimination of Sportswear sales will affect future cash flow, but will be offset by the fact Jostens will no longer have to finance Sportswear inventory and receivables. Therefore, future impact on continuing operations and cash flow should be immaterial due to the sale of Sportswear. Sportswear's condensed income statement for fiscal 1994, 1993 and 1992 are as follows:

                                Six Months Ended     Year Ended     Year Ended
                                December 31, 1993       1993          1992
(In Millions)
Net Sales                             $52.1            $82.8          $68.5
Cost of Products Sold                  42.6             65.2           57.8
Selling and Administrative Expenses    10.8             15.5           12.6
Operating Income                      $(1.3)           $ 2.1          $(1.9)


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


                                                 JOSTENS, INC.



Date      March 24, 1994           /s/ Robert C. Buhrmaster
                                       Robert C. Buhrmaster
                                       President and Chief Executive Officer
                                       (acting Principal Financial Officer)