Form 10-Q
period 1994-03-31
JOSTENS INC
filed 1994-05-23
CIK 54050

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549


                                FORM 10-Q



            Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


  For the quarterly period ended:                      Commission file number:
          March 31, 1994                                        1-5064


                                JOSTENS, INC.

         (Exact name of registrant as specified in its charter)



               Minnesota                              41-0343440
  (State or other jurisdiction of      (I.R.S. Employer Identification Number)
   incorporation or organization)


    5501 Norman Center Drive, Minneapolis, Minnesota              55437
      (Address of principal executive offices)                  (Zip Code)


                                   612-830-3300
           (Registrant's telephone number including area code)

                              JOSTENS, INC.

                                  INDEX







Part I.  Financial Information

Item 1.      Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31, 1994 and 1993
           and June 30, 1993

          Condensed Consolidated Statements of Income for the Three Months
           Ended
           March 31, 1994 and 1993 and the Nine Months Ended
           March 31, 1994 and 1993

          Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended
           March 31, 1994 and 1993

          Notes to Condensed Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations



Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K



Signatures

                              JOSTENS, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (in thousands)

                                           March 31,          June 30,
                                        1994        1993        1993
                                                 (Restated)  (Restated)
CURRENT ASSETS
  Cash and short-term investments     $ 45,658    $  3,157    $ 13,564
  Accounts receivable                  115,326     177,350     192,388
  Inventories:
   Finished products                    36,536      32,014      41,773
   Work-in-process                      83,769     103,922      46,580
   Materials and supplies               40,568      50,879      42,833
                                       160,873     186,815     131,186

  Deferred income taxes                 23,449       6,356      23,449
  Prepaid expenses                      10,139      16,316      13,900

                                       355,445     389,994     374,487
OTHER ASSETS
  Intangibles                           44,447      54,078      47,005
  Software development costs            57,820      50,658      49,524
  Other                                 27,536      27,421      26,012
                                       129,803     132,157     122,541

PROPERTY AND EQUIPMENT                 209,923     220,011     218,891
  Accumulated depreciation            (134,762)   (132,130)   (130,003)
                                        75,161      87,881      88,888

                                      $560,409    $610,032    $585,916

CURRENT LIABILITIES
  Notes payable                       $      -    $ 50,818    $      -
  Accounts payable                      22,525      20,798      54,230
  Salaries, wages and commissions        9,272      (4,897)     37,223
  Customer deposits                     94,745      89,876      34,621
  Other liabilities                     41,968      16,720      63,582
  Income taxes                           2,176      (2,447)     (3,643)
                                       170,686     170,868     186,013

LONG-TERM DEBT                          54,377      54,965      54,843

DEFERRED INCOME TAXES                   10,661       5,903      10,661

OTHER NON-CURRENT LIABILITIES           20,240      18,113      18,681

SHAREHOLDERS' INVESTMENT
  Preferred shares, $1.00 par value:
   Authorized 4,000 shares.
   None issued                               -           -           -
  Common shares, $.33 1/3 par value:
   Authorized 100,000 shares
   Issued - 45,451, 45,400
   and 45,425 shares, respectively      15,150      15,133      15,142
  Capital surplus                      152,987     151,182     152,312
  Retained earnings                    139,101     195,134     151,013
  Foreign currency translation          (2,793)     (1,266)     (2,749)
                                       304,445     360,183     315,718

                                      $560,409    $610,032    $585,916

                             JOSTENS, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          (in thousands, except per share data)

                                            Three Months Ended      Nine Months Ended
                                                 March 31,              March 31,
                                             1994        1993        1994      1993
                                                      (Restated)            (Restated)

NET SALES                                  $158,726    $164,632    $505,432  $509,873

Cost of products sold                        82,965      76,516     263,640   256,684
Selling and administrative expenses          90,291      79,107     241,124   220,424

                                            173,256     155,623     504,764   477,108


INCOME(LOSS) FROM OPERATIONS                (14,530)      9,009         668    32,765

Interest expense                                989       1,659       4,176     5,306

INCOME(LOSS) FROM CONTINUING OPERATIONS     (15,519)      7,350      (3,508)   27,459
BEFORE TAXES, DISCONTINUED OPERATIONS
AND CHANGE IN ACCOUNTING PRINCIPLE

Income taxes                                 (6,272)      2,939      (1,421)   11,064

INCOME(LOSS) FROM CONTINUING OPERATIONS
BEFORE DISCONTINUED OPERATIONS AND
CHANGE IN ACCOUNTING PRINCIPLE               (9,247)      4,411      (2,087)   16,395

DISCONTINUED OPERATIONS:
 Income(Loss) from discontinued
   operations, net of tax                        -          145        (810)     (277)

 Gain on sale of discontinued
   operations, net of tax                    10,987          -       10,987        -

Cumulative effect of change in
  accounting principle, net of tax               -           -           -     (4,150)

NET INCOME                                 $  1,740    $  4,556    $  8,090  $ 11,968

EARNINGS(LOSS) PER COMMON SHARE

 Before discontinued operations and        $   (.20)   $    .10    $   (.04) $    .36
   change in accounting principle

 Income(Loss) from discontinued operations       -           -         (.02)     (.01)

 Gain on sale of discontinued operations        .24          -          .24        -

 Cumulative effect of change in                  -           -           -       (.09)
   accounting principle

 Net Income                                $    .04    $    .10    $    .18  $    .26

Average Shares Outstanding                   45,450      45,364      45,446    45,297

Dividends Declared Per Common Share        $    .22    $    .22    $    .66  $    .66

                             JOSTENS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (in thousands)




                                                     Nine Months Ended
                                                         March 31,
                                                 1994              1993
                                                                 (Restated)
OPERATING ACTIVITIES

  Net income                                  $   8,090         $  11,968

  Depreciation and amortization                  28,100            24,089

  Changes in assets and liabilities, net          5,553           (68,407)
   of effects from sale of discontinued
   operations

  Gain on sale of discontinued operations       (10,987)                -

                                                 30,756           (32,350)

INVESTING ACTIVITIES

  Capital expenditures                           (8,625)          (14,946)

  Software development costs                    (14,976)          (18,918)

  Net proceeds from sale of discontinued         44,724                 -
   operations

                                                 21,123           (33,864)

FINANCING ACTIVITIES

  Short-term borrowing                                -            50,818

  Reduction in long-term debt                      (466)          (23,973)

  Cash Dividends                                (20,002)          (20,811)

  Other                                             683             4,727

                                                (19,785)           10,761


INCREASE(DECREASE) IN CASH AND
 SHORT TERM INVESTMENTS                       $  32,094         $ (55,453)

                           JOSTENS, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



RESTATEMENT

The financial statements for the last five fiscal years have been restated because the Company has revised the accounting treatment of several items to more fully conform its accounting policies and practices to generally accepted accounting principles. The restatement increased shareholders' investment at June 30, 1993 by $2.4 million, and reduced net income for the three and nine months ended March 31, 1993 by $.9 million ($.02 per share) and $.1 million (no impact on earnings per share), respectively from amounts previously reported. Amounts reflected in the restated June 30, 1993 balance sheet include (1) establishment of reserves for vacation pay, sales returns and allowances, and a supplemental executive retirement plan aggregating $20.7 million pre-tax ($12.7 million after-tax), (2) reduction of the fiscal 1993 restructuring charge by $5.0 million to reinstate goodwill that was incorrectly deemed to be impaired, (3) increasing capital surplus by $2.4 million ($1.5 million after-tax) for stock appreciation rights canceled in prior years, previously classified as a liability (4) increasing capital surplus by $10.7 million for tax benefits from prior years' disqualifying disposition of stock options, previously recorded as a tax liability (including $7.5 million which had been reclassified in fiscal 1993 from tax liability to reserves for overdrafts, receivables and inventories) and (5) recording $2.7 million additional tax benefits from
operating loss carryforwards.   The Company had not previously made these
accounting adjustments because they were immaterial individually and in the aggregate to the Company's financial position and results of operations in the previous years to which they relate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals, the restatement, and increases for estimated allowances for receivables, inventories and overdrafts - see MD&A for further discussion) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the nine months ended March 31, 1994, are not necessarily indicative of the results for the entire year ending June 30, 1994.

The Company elected early adoption of SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" in June 1993. This change was effective as of the beginning of the 1993 fiscal year and comparative amounts have been restated accordingly.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KA for the year ended June 30, 1993. Such Form 10-KA does not, as of May 23, 1994, include the restated financial statements because this information has not yet been filed with the Securities and Exchange Commission. A Form 8-K containing the Company's restated earnings for the last five fiscal years was filed on May 16, 1994.


DISCONTINUED OPERATIONS

In January 1994, the Company sold its Sportswear business which has been recorded as a discontinued operation, and the historical financial statements have been reclassified accordingly. (See MD&A for further discussion)


EARNINGS PER COMMON SHARE

Earnings per common share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon exercise of dilutive stock options is not material.


DIVIDENDS

Cash dividends declared for the nine months ended March 31, 1994 and 1993 do not include the third quarter dividend of $.22 declared in April 1994 and 1993.

SUBSEQUENT EVENT

In April 1994, the Board of Directors approved restructuring plans for Jostens Learning Corporation and for the Company's general and administrative staffs which are expected to be reflected in the fourth quarter of fiscal 1994. The after-tax cost of the Jostens Learning Corporation plan is expected to range from $45-50 million. The Company expects to incur an additional $5 million, after-tax, to cover approximately 150 headcount reductions in the general and administrative areas as a result of simplifying organization structure, reducing layers of management and expanding the span of management control. See MD&A for further discussion.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESTATEMENT

After the Company's fiscal 1993 restructuring, the Company began a process of centralizing and standardizing business practices, and management reviewed the Company's accounting policies and procedures (a) to ensure that they appropriately reflected the way the Company was conducting its business in the wake of the fiscal 1993 restructuring and, (b) to determine whether previously identified audit differences, which were immaterial individually and in the aggregate in prior periods, had become more significant given the changes in the equity of the Company as a result of the restructuring.

During the first three quarters of fiscal 1994, the Company conducted this review and consulted with Ernst & Young, its independent auditors, during its deliberations. The review concluded in the third quarter. The Company determined that the impact on equity of the 1993 restructuring and the contemplated 1994 restructuring, as well as the changes in business practices, (combined with the Company's desire to conform its basic policies to generally accepted accounting principles regardless of the immateriality of these previously identified differences) necessitated the restatement described below.

The financial statements for the last five fiscal years have been restated because the Company has revised the accounting treatment of several items to more fully conform its accounting policies and practices to generally accepted accounting principles. The restatement increased shareholders' investment at June 30, 1993 by $2.4 million, and reduced net income for the three and nine months ended March 31, 1993 by $.9 million ($.02 per share) and $.1 million (no impact on earnings per share), respectively from amounts previously reported. Amounts reflected in the restated June 30, 1993 balance sheet include (1) establishment of reserves for vacation pay, sales returns and allowances, and a supplemental executive retirement plan aggregating $20.7 million pre-tax ($12.7 million after-tax), (2) reduction of the fiscal 1993 restructuring charge by $5.0 million to reinstate goodwill that was incorrectly deemed to be impaired, (3) increasing capital surplus by $2.4 million ($1.5 million after-tax) for stock appreciation rights canceled in prior years, previously classified as a liability (4) increasing capital surplus by $10.7 million for tax benefits from prior years' disqualifying disposition of stock options, previously recorded as a tax liability (including $7.5 million which had been reclassified in fiscal 1993 from tax liability to reserves for overdrafts, receivables and inventories) and (5) recording $2.7 million additional tax benefits from
operating loss carryforwards.   The Company had not previously made these
accounting adjustments because they were immaterial individually and in the aggregate to the Company's financial position and results of operations in the previous years to which they relate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

FINANCIAL CONDITION

Net working capital was $184.8 and $219.1 million at March 31, 1994 and 1993, respectively. Accounts receivable are lower than last year due to less sales, improved collections, the sale of Sportswear ($16.8 million) and write-offs that occurred during the fiscal 1993 restructuring ($11.1 million). Inventories have decreased year over year, due to the sale of Sportswear ($26.7 million). The amount of salaries, wages and commissions payable is higher at March 31, 1994 than last year due to a decrease in salesperson overdrafts by $16.8 million since March 31, 1993. The decrease of $16.8 million is due to the 1993 restructuring write-offs and reduction in sales workforce. The note payable listed at March 31, 1993 was paid in the fourth quarter of fiscal 1993. Current year changes since June 30, 1993 in other components of net working capital, such as accounts payable and customer deposits, are due to the seasonality of the business.

The year over year changes in intangibles and other liabilities since March 31, 1993 are due primarily to the restructuring charges recorded in the fourth quarter of fiscal 1993.

Capital expenditures through March 31, 1994 are $8.6 million, approximately $6.3 million less than the comparable period in fiscal 1993. The Company anticipates a continuation of that trend. The only major capital project slated for approval in the current fiscal year is a business systems upgrade involving new hardware and software platforms for both field and headquarters. Estimates for that project are not yet finalized, and spending would occur over a multiple year period.

The restructuring accrual for fiscal 1993 has decreased by approximately $24.4 million from year-end to March 31, 1994, due to the third quarter disposition of the Sportswear business and due to payments totalling $7.8 million made in the first three quarters of fiscal 1994. The remaining restructuring accrual at March 31, 1994, approximates $15.5 million. The Company expects the remaining $15.5 million of accruals attributable to the fiscal 1993 restructuring charge to fall in subsequent periods as follows: fiscal 1994, $3.6 million in the fourth quarter; fiscal 1995, $9.4 million; fiscal 1996, $1.5 million; fiscal 1997, $1.0 million. Two photography plants that were part of the 1993 restructuring are being closed in April and June, 1994. Cash outlay for the plant closings is expected to be approximately $3.2 million in fiscal 1994 with additional payments of approximately $7.8 million in declining amounts through fiscal 1997. While the specific effects of the fiscal 1993 restructuring are difficult to quantify, annual operating costs are expected to be reduced by $5-8 million once fully implemented and is expected to not materially impact liquidity or cash flow.


RESULTS OF OPERATIONS

Continuing Operations: Net sales for the three and nine months ended March 31, 1994, were $158.7 and $505.4 million, respectively, representing decreases of 4% and 1% over the comparable periods of the prior fiscal year for the third quarter. The majority of this decline in the three month period was attributable to Jostens Learning ($2.5 million) and Jewelry ($1.8 million); primarily offset by an increase in Recognition sales from the prior fiscal year of $1.9 million. Printing ($1.5 million),

Photography ($.7 million) and Canada ($.8 million) also posted sales declines for the three months compared to the prior fiscal year. For the nine months ending March 31, 1994, Jostens Learning year-to-date sales continued at approximately ten percent below last year, while year-to-date Jewelry, Recognition and Printing sales are above the prior year's levels. Photography and Canada each posted approximately $3 million sales decline for the nine months ended March 31, 1994 compared to the prior fiscal year. The Company still expects the photography business to yield close to a break-even performance in fiscal 1994 with the performance of the remainder of the core businesses largely in line with the results of last year. Jostens Learning margins were down significantly due to a shift in sales mix to more hardware sales, which carry lower margins than software products. Jostens Learning continued the performance levels reported in the first six months, with no improvement in trend. Although discouraging, these results are not necessarily predictive of annual results because 35% to 40% of Jostens Learning's sales are recorded in the fourth quarter with a substantial portion in the final two months of the fiscal year. Management has announced the adoption of a restructuring plan for Jostens Learning that is designed to reposition it for sustained, profitable growth. See "Subsequent Events" discussed below.

Cost of products sold was $83.0 and $263.6 million, respectively, for the three and nine months ended March 31, 1994. Costs, as a percent of sales, were 52.3% and 52.2%, respectively, as compared to 46.5% and 50.3% in the same periods last year. The increase over last year is primarily due to the inventory change in estimate of $3.3 million ($1.9 million after-tax) discussed below, and an increase in customer service expenses of $1.0 million by Jostens Learning.

Selling and administrative expenses were $90.3 and $241.1 million, respectively, for the three and nine months ended March 31, 1994. These expenses, as a percent of sales, were 56.9% and 47.7%, respectively, as compared to 48.1% and 43.2%, in the same periods last year. The increase is primarily due to the changes in accounting estimates of $7.7 million receivables and $6.0 million overdrafts ($4.6 million and $3.6 million after-tax, respectively) described below, and $2.5 million due primarily to increased consulting fees.

Interest expense compared to prior year is a reflection of the lower average debt levels due to the proceeds from the sale of Sportswear and improved cash flow from operations.

Changes in Estimates: In fiscal 1993 the Company undertook a major restructuring primarily directed at its school products businesses. For the first time, a significant reduction (20%) of its independent sales force occurred along with a major realignment of the sales territories. This restructuring marked a substantial change in business conditions; it was no longer possible to grow by adding more sales representatives without also redefining and realigning territories as had previously been the case, and, as a result, it was no longer possible to manage the business in the same manner. As a result of these changes in its business conditions, the Company recorded additional pre-tax provisions in the fourth quarter of fiscal 1993 for obsolete inventory, accounts receivable and independent sales force overdrafts of $1.0 million, $1.0 million and $5.5 million, respectively.

In light of the ongoing ramifications of the fiscal 1993 restructuring, the separate fiscal 1994 review of Jostens Learning and changes in management and business practices, the Company conducted an intensive review of its accounts and accounting practices. As a result of this management review which concluded at the end of the third quarter of fiscal 1994, the Company has increased reserves for inventories, receivables and overdrafts to reflect amounts estimated not to be recoverable or payable, based upon current facts and circumstances. The revised estimates reduced income for the three months ended March 31, 1994 by $10.1 million ($.22 per share) after tax ($16.9 million pre-tax).

The changes in estimates are described more fully below:

    Inventory: The Company has historically monitored inventory and written off obsolete inventory as identified at least annually. Business volume growth remained relatively weak in fiscal 1994, causing a build-up of dated and/or excessive inventories. Accordingly, the Company conducted a business-by-business and individual product line review of
    its inventory.   The Company reevaluated the adequacy of its general
    reserves for obsolete inventories and, employing a more systematic methodology based on recent experience, determined that an additional charge for specifically identified obsolete inventory should be recorded, and a general reserve should be established to reflect current business conditions. The after-tax amount of this charge was $1.9 million.

    Accounts Receivable: Similar to inventory, management has revised its estimates for uncollectible accounts receivable based upon its intensive review, current conditions and assessments. In particular, one account for which reserves had been increased substantially in 1993, continued to deteriorate and resulted in a contract termination and a process to renegotiate a new contract in March 1994. Specific reserves for the estimated uncollectability of these accounts receivable were increased $2.0 million after tax. The Company also increased specific reserves for other accounts deemed to be not fully
    recoverable.    As a result of the review, the total change in
    estimates as of March 31, 1994 was $4.6 million after tax.

    Overdrafts: The Company provides its independent sales representatives with cash draws throughout the year which are netted against their annual earned commissions. It is not unusual for new sales representatives or those in new territories to earn less commissions than the established draws for a period of approximately three years, creating an "overdraft" situation. Such overdrafts are then reduced in subsequent years through earned commissions.

    At the end of fiscal 1993, a restructuring of the sales force occurred which realigned territories and eliminated about 20% of the sales force. Overdrafts of approximately $1.9 million after-tax applicable to this group thus became uncollectible and were accordingly classified with the fourth quarter 1993 restructuring. Also, at the end of fiscal 1993, all cash advances to continuing sales staff were examined for collectability taking into consideration the newly realigned territories and the sales cost increases experienced by sales representatives. The Company recorded in the fourth quarter of 1993 an additional charge of $3.4 million after-tax.

    In the third quarter of fiscal 1994, based upon the continuing assessment of the results of the restructuring in light of the new business environment, the Company determined that a change in estimate was appropriate to reflect both specifically identified additional overdrafts that are estimated to be unrecoverable as well as the establishment of general reserves to reflect recent experience. An additional charge of $3.6 million, after tax, was recorded in March 1994.

Discontinued Operations - Sale of Sportswear Business: In January 1994, the Company sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million. The Company recognized an $18.5 million gain, $11.0 million after-tax, on the sale, primarily because the Sportswear business had been written down by $15.0 million, pre-tax, to its estimated net realizable value in the fiscal 1993 restructuring. The proceeds from the sale provided a positive effect on cash flow for the third quarter. The future impact of this sale on continuing operations and cash flow is expected to be immaterial. Revenues and income taxes related to the Sportswear business are as follows:

                              Three Months Ended     Nine Months Ended
                               3/31/94   3/31/93     3/31/94   3/31/93
(In Thousands)
Net Sales                      $    -    $20,834     $52,092   $57,904

Income Taxes                   $7,500*   $    87     $  (529)   $ (166)


* Represents tax applicable to gain on sale of Sportswear.

SUBSEQUENT EVENTS

Jostens Learning Corporation Restructuring

In September 1993, there was a change in management at Jostens Learning Corporation ("JLC") when Mr. John Kernan, its chairman and chief executive officer, left the Company.

In October 1993, the Company engaged the management consulting firm of Bain & Company, Inc. ("Bain") to thoroughly analyze the markets in which Jostens Learning Corporation ("JLC") competes, as well as JLC's position within those markets. Bain periodically discussed its progress with management and the board of directors and presented the final results of the Bain Study to Jostens management in March 1994. The Bain Study recommended a substantial restructuring of JLC to accomplish the objectives defined during the evaluation process.

In March 1994, JLC hired Stanley Sanderson as its new Chief Executive Officer. Mr. Sanderson worked closely with Bain in developing a restructuring plan that is intended to address the issues raised in the Bain Study. Mr. Sanderson has set a new direction for JLC which is consistent with the Bain Study and reviewed this direction with the Company's Board of Directors in April 1994. Management proposed and the Board approved a restructuring plan for Jostens Learning, the effects of which are expected to be recorded in the fourth quarter of fiscal 1994. Under the plan, JLC will: (1) focus on the kindergarten through grade 12 market, (2) sell its minority investments in education and technology companies, (3) develop educational software that runs on industry-standard systems and discontinue investments and development in proprietary systems,
(4) exit the hardware business and rely on third-party vendors for hardware services, (5) establish a new model for providing customer training and service, and (6) offer complete integrated learning systems as well as stand-alone products.

The cost of the plan is expected to be approximately $45-50 million after tax. Approximately two-thirds of the costs will be to narrow product development by abandoning a proprietary approach to interactive media and to eliminate a duplicate management system and other software, and the remaining one-third of the expected costs will be split between: (a) exiting investments in businesses outside of the K-12 market, (b) exiting the hardware sales and service business, and (c) reducing the costs of service and support.

1. Narrow Product Development: Historically, JLC has invested heavily in new technologies. JLC's new strategy will bring it back to its successful core: development of software curriculum with a dedication to improving the delivery of instruction to children (K-12) through the teacher. Future products will be built on open, non-proprietary systems. The product development efforts will focus on a narrower range of product offerings and operate off a single uniform management system, aiding the development process and streamlining the support and service required after the sale. This will result in the abandonment of certain capitalized software and a proprietary management system.

2. Exit Ancillary Businesses: JLC will exit ancillary lines of business in order to focus on its core business -- the K-12 delivery of instruction. This involves selling both passive investments in other companies as well as operations which do not support this business strategy.

3. Exit Hardware Sales and Services: JLC has been in the hardware sales and servicing business to provide customers with "one-stop shopping." In order to focus on operating improvements to reduce costs and improve quality, JLC has decided to exit hardware sales and maintenance and select vendors to provide this support to JLC. JLC does not expect to be able to fully recover the costs of its current hardware inventory and a reserve will be established for the estimated non-recoverable amounts.

4. Reduce Costs of Service and Support: JLC will reduce service and support costs to reflect the actual level of anticipated sales after the restructuring. It will do so primarily by reducing complexity as described above (through the elimination of diverse businesses, adoption of a single management system, and support of a simplified product offering). In addition, it will redesign the in-field service provided to the installation base, resulting in severance, relocation and facilities consolidation costs in addition to those mentioned above.

Approximately $10-15 million of the after-tax cost of the JLC restructuring plan reflects cash to be expended and the remainder represents asset write-offs. The JLC restructuring is expected to reduce annual operating costs by $15-20 million pre-tax after full implementation. The Company expects JLC to perform at close to break-even in fiscal 1995 and return to profitability in fiscal 1996.

Corporate Restructuring

In fiscal 1993, the Company hired Deloitte Touche to conduct a study of the Company's corporate overhead costs. Deloitte Touche was requested to provide a recommendation on how to reengineer the corporate staff functions to improve efficiencies and effectiveness. The study was completed in the third quarter of fiscal 1994. The study recommended changing the management organization and focused on the existing management levels in the organization as well as the span of control of each manager. To achieve the organizational goals identified in the study, the Company has determined that approximately 150 positions need to be eliminated. The Company has initiated a workforce reduction program which consists of a voluntary program followed by an involuntary reduction in force. The results of the voluntary portion of the program will be implemented by May 31, 1994. The number of involuntary terminations will be determined at that time and most of the terminations will take place by June 30, 1994.

The Company expects to establish a restructuring reserve in the fourth quarter of fiscal 1994 to account for this event and estimates that the charge will be approximately $5.0 million after-tax. The cash outlay for this restructuring will occur in fiscal 1995.


Management Changes

The Board elected Robert C. Buhrmaster President and Chief Executive Officer in March 1994, to replace H. William Lurton.

Jostens Learning Corporation hired Stan Sanderson as its new Chief Executive Officer in March 1994.

In April 1994, Fred D. Bjork retired as Executive Vice President and President of the School Products Group.

Charles Schmid was hired in April 1994 as Senior Vice President and Chief Marketing Officer.

                       PART II.  OTHER INFORMATION






Item 6.  Exhibits and reports on Form 8-K

    (a)    Not applicable

    (b)    No reports on Form 8-K were filed during the
               quarter for which this report is filed.

















                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JOSTENS, INC.



Date      May 23, 1994             /s/ Robert C. Buhrmaster
                                       Robert C. Buhrmaster
                                       President and Chief Executive Officer
                                       (acting Principal Financial Officer)