Form 10-K
period 1994-06-30
JOSTENS INC
filed 1994-09-28
CIK 54050

September 28, 1994

Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street N.W.
Washington, DC  20549-1004

Attn: Filing Desk
      Stop 1-4

Re:  Jostens, Inc
     File No. 1-5064



On behalf of Jostens, Inc (the "Company") attached is the EDGAR filing of the Company's Annual Report on Form 10-K.

Please be advised that the financial statements of the Company which are included in the Company's 1994 annual report to shareholders reflects a change from the preceding fiscal year due to revised accounting treatment of several items to more fully conform its accounting policies and practices to generally accepted accounting principals. See
Restatement note in the Company's 1994 annual report for further discussion.

A wire transfer was executed on September 28, 1994 in the amount of $250 for payment of the applicable filing fee.


Very truly yours,



\s\Trudy A. Rautio
Vice President and Controller

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                FORM 10-K

(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 1994.

                                OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 1-5064

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by nonaffiliates of the Registrant on September 7, 1994 was $809,620,383. The number of shares outstanding of Registrant's only class of common stock on September 7, 1994 was 45,490,306.

             DOCUMENTS INCORPORATED BY REFERENCE

Document                                          Form 10-K

Annual Report to Shareholders for                 Parts II and IV
The Year Ended June 30, 1994.

Proxy Statement for Annual Meeting of             Parts I and III
Shareholders to be held October 27, 1994.


                            PART I


Item 1.   BUSINESS

(a) The Company is a Minnesota corporation, incorporated in 1906. The Company provides products and services to help people achieve, and to measure and recognize their achievements, throughout their lives.
Products   and services  include:  yearbooks,  class  rings,  graduation products, student photography packages, technology-based educational software, customized business performance and service awards, sports awards and customized affinity products.

In the fourth quarter of fiscal 1994, the Company recorded a restructuring charge of $69.4 million ($45.3 million after tax, $1 per share), including charges of $60.9 million for Jostens Learning and $8.5
million  for reduced headcount   in   the  Company's   general   and
administrative   functions.   The  restructuring   charge relating  to
Jostens Learning includes $39.1 million to focus its product development. This involves abandoning certain capitalized software and proprietary management systems. The remaining restructuring charge relating to Jostens Learning includes $7.3 million to exit both direct and indirect investments in three ancillary lines of business, $4.1 million to exit the hardware sales and service business, and $10.4 million for work force reduction.

In the third quarter of fiscal 1994, the U.S. Photography business closed leased facilities in Clinton, Mississippi and Lake Forest, California and
transferred production to owned   facilities   in  Webster,  New   York;
Jackson, Mississippi and Winnipeg, Manitoba in fiscal 1995.

In January 1994, Jostens sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million in cash. Jostens recognized an $18.5 million gain ($11 million after tax) on the sale, primarily because the Sportswear business had been written down by $15 million to its estimated net realizable value in the fiscal 1993 restructuring.

In the fourth quarter of fiscal 1993, the Company recorded a $50.6 million ($33.6 million after tax, 74 cents per share) restructuring
charge  for  continuing operations.   The  charge  included  $26.7  million
for restructuring the U.S. Photography business, of which $7.9 million related to goodwill write-offs ($5.6 million relating to the Portrait World acquisition in 1989 and $2.3 million in various smaller photography intangibles), $12.8 million related to plant shutdowns and $6 million related primarily to write-offs of abandoned receivables from independent sales representatives and dealers. The remaining $23.9 million of restructuring charges included $10.2 million primarily for headcount reductions and relocation expenses; $5 million for the write-off of certain software development costs at Jostens Learning; and $8.7 million primarily for sales force restructuring and policy changes, including write-
offs   of  abandoned  receivables  from  terminated independent    sales
representatives. The accounts receivable balances, which would have ordinarily been collectible in the absence of the changes in the sales
force,   were  abandoned  as  part  of   the   territory consolidations  and
sales force  terminations  resulting from the sales force restructuring.
Prior to reclassification, the 1993 restructuring also included $15 million to write down the carrying value of the Sportswear business to its net realizable value. The $15 million related to the sale of Sportswear in 1994 was reclassified as part of a discontinued operation.

In August 1992, the Company acquired Wicat Systems, Inc., a provider of technology-based learning systems for the educational and aviation markets. This business has been combined with Jostens Learning Corporation, a Jostens subsidiary.

In June 1992, the Company closed its Santa Barbara, California class ring manufacturing plant with those operations consolidated at its facilities in Denton, Texas and Attleboro, Massachusetts. The photo processing plant in Anaheim, California was also closed in June, 1992 with that volume, as well as volume from an existing facility in Jackson, Mississippi, transferred to a larger plant in Clinton, Mississippi.

There have been no material changes during this period in the mode in which the Company has conducted its business.

(b) The Company's operations are classified into three business segments: school-based recognition products and services (School Products), technology-based educational products and services (Jostens Learning), and
corporate recognition   and  performance  incentive  products   and services
(Recognition).   Business  segment   financial information  is  in  the
financial  statement   footnote "Business Segment Information"  on pages 39
and 40 of the 1994 Annual Report to Shareholders.


(c) The Company's three business segments sell their products in elementary schools, high schools, colleges and businesses in the fifty states of the United States and some foreign countries through a sales force of over 1,200 independent representatives and 100 direct sales
employees  (Jostens  Learning).   In  fiscal  1994,   the Company had a
discontinued operation (Sportswear), which manufactured and marketed decorated sportswear to retail and military outlets.


SCHOOL PRODUCTS SEGMENT

School Products recognizes individual and group achievement and affiliation in the academic market. School Products comprises five businesses: Printing & Publishing, Jewelry, Graduation Products, U.S. Photography and Jostens Canada, which is the market leader in school photography, yearbooks and class rings for Canadian schools. The School Products segment sales of $546.2 million in 1994 included these five lines of business and $10.4 million in other sales.

Printing  &  Publishing:  Jostens manufactures and sells student-created
yearbooks  in  high  schools  and colleges.   This  product  contributed
approximately 35% of sales volume to this segment in fiscal 1994 and 1993 and 34% in fiscal 1992. Independent sales representatives work closely with each school's yearbook staff (both students and a faculty advisor), assisting with the planning, editing, layout and printing scheduling until the book is completed. Jostens' sales representatives work with the faculty advisors to renew yearbook contracts each year. This business also provides commercial printing which includes printing annual reports, brochures and promotional materials.

Jewelry:  Jostens manufactures and sells rings representing a graduating
class  primarily  to  high school and college students.    This  product
contributed approximately 27% of the sales volume of this segment in fiscal 1994, 1993 and 1992. Most schools permit only one supplier to have access to its students each year. Rings may be sold through bookstores, other campus stores, retail jewelry stores as well as within the school through temporary order-taking booths. Jostens, through its
independent  sales  representatives,  manages  the  entire  process   of
interaction with the student through ring design, promotion, ordering and presentation to relieve the school officials of any administrative burden connected with students purchasing this symbol of achievement.

Graduation Products: Jostens manufactures and sells graduation announcements, diplomas and caps and gowns to both students and administrators in high schools and colleges. This product group contributed approximately 23%, 22% and 20% of sales to this segment in fiscal years 1994, 1993 and 1992, respectively. Jostens independent sales representatives make calls on schools and sales are taken through temporary order-taking booths.

Photography:   Jostens  U.S.  provides  student  pictures   and   senior
portraits to elementary and high school students through its sales force and dealer network who arrange the sittings/shootings at individual schools or in their own studios. This business contributed approximately 5% of sales to this segment in fiscal 1994 and 1993 and 6% in fiscal 1992. Jostens provides processing of the photos at the Company's plants in the U.S. and Canada.

Jostens Canada: Jostens is the leader in school photography in Canada. It also manufactures yearbook and class rings for Canadian schools. This product group contributed approximately 8% of sales to this segment in fiscal 1994 and 9% in fiscal 1993 and 1992.

Markets:   School  Products serves elementary schools,  middle  schools, high schools, colleges and alumni associations in the United States and Canada through 1,100 independent sales representatives. Jostens also maintains an international sales force in about 50 countries for American schools and military installations.


Products: School Products include elementary through college yearbooks, commercial printing, desktop publishing curriculum kits, class rings, graduation caps and gowns, graduation announcements and accessories, diplomas, trophies, plaques and other awards, individual and group school pictures, group photographs for youth camps and organizations, and senior graduation portraits.

Sales Force: The School Products segment markets its products primarily through independent sales representatives. Approximately 400 persons are dedicated to selling class rings and graduation products, 350 to yearbooks and 350 to photography.

Seasonality:   This  product segment experiences  a  strong  seasonality
concurrent with the school year with 40-45% of full-year sales occurring in the fourth quarter. In addition, the business requires short-term financing during the course of the fiscal year.

Competition:   The  business of the School Products  segment  is  highly
competitive, primarily in the pricing, product development and marketing areas.

In the Class Ring business, the Company has two primary national competitors: Town & Country (Balfour) and Herff Jones, both with distribution methods similar to the Company's. The Class Ring business is also served through retail jewelry stores which is dominated by two companies: Commitment Jewelry Company with two lines (ArtCarved and R. Johns), and Town & Country with one line (Gold Lance).

In the Graduation Products business, there are several national and numerous local and regional competitors who offer products similar to those of the Company.

Printing & Publishing competition is primarily made up of two national firms (Herff Jones and Taylor Publishing) and two smaller regional firms (Walsworth Publishing and Delmar Corporation). All compete on price, print quality, product offerings and service. Technological offerings in the way of computer based curriculums is becoming a more significant market advantage.

In the Photography area, the Company competes with Olan Mills in the U.S., and Lifetouch and a variety of regional and locally owned and operated photographers who process the product in small batches in both Canada and the U.S.

The Company's strategy for competing with these companies is based on its service and quality capabilities. On the basis of available information, the Company believes that it has the largest U.S. market share in the following product areas: class rings, yearbooks, diplomas, graduation announcements and caps and gowns, and the largest market share of photography business in Canada.


JOSTENS LEARNING SEGMENT

Jostens Learning (JLC) helps teachers teach and children learn with educational software for kindergarten through grade 12. As the nation's largest provider of curriculum software, Jostens Learning currently serves more than 4 million students in 10,000 schools nationwide. Computerized lessons use color, animation and sound to engage students in individualized, self-paced learning on industry-standard microcomputers.

Markets:   Market  segments target integrated learning systems,  modular products, stand-alone products and staff development services.

Products:    Jostens   Learning  offers  more  than   7,000   hours   of
software-based  curriculum  in  reading,  mathematics,  language   arts,
science programs and early childhood instruction, as well as programs for at-risk learning and home learning. Customers may purchase programs to meet specific instructional needs, add products in a modular approach or choose to implement a comprehensive schoolwide solution.

Through its Wicat Systems division, it is a provider of computer-based training systems and coursework for commercial and industrial markets, focused primarily in the aviation and military industries.

Sales  Force:   JLC sells its products through an employee direct  sales
force of approximately 100 people. Many of its sales personnel are former educators or others with ties to the instructional market.

Service:   Continuing  service  and updating  of  the  systems  sold  is required and is an additional source of revenue for JLC. JLC maintains a force of approximately 600 educational consultants and service technicians which assist JLC customers on an ongoing basis.

Seasonality:   The  business of Jostens Learning Corporation  is  highly
seasonal,  reflecting  the purchasing cycles of school  systems.   As  a
result, a significant portion of this business's revenues are recognized in the last quarter of the fiscal year. In addition, the business requires short-term financing during the course of the fiscal year.

Research and Development: JLC has approximately 200 employees involved in the development of new software products and modifying existing products for new applications and delivery. JLC capitalizes certain software development expenditures. Amounts capitalized were $19.4 million, $27.5 million and $22.1 million in fiscal years 1994, 1993 and 1992, respectively.

Research  and  development  expenses charged  to  operations  was  $12.9 million, $17.6 million and $13.2 million in 1994, 1993 and 1992, respectively.

Competition:   JLC's  primary competitors in the  education  market  are
Computer  Curriculum Corporation (CCC), and IBM EduQuest.   The  Company
believes that its product offerings are of higher quality than those of its competition.


RECOGNITION SEGMENT

Jostens Recognition helps companies promote and recognize achievement in people's careers. It designs, communicates and administers programs to help customers improve performance. Jostens provides products and services
that   reflect  achievements  in  service,  sales,   quality, productivity,
attendance, safety and retirements. It also produces awards for championship team accomplishments and affinity products for associations.

This business manufactures and markets a wide variety of products that are sold primarily to corporations and businesses in the United States and Canada. The products manufactured by Recognition include customized and
personalized jewelry, rings, watches and engraved certificates.   In
addition, this business also remarkets items manufactured by others for incorporation into programs sold by the sales force to Recognition
customers.   These  products include items supplied by Lenox,  Hartmann,
Waterman, Kirk Stieff and Oneida.

Markets: Recognition serves customers from mid-size companies to global corporations, professional and amateur sports teams and special interest associations.

Products: Recognition offers a wide assortment of products and services tailored to the needs of the organization it is serving. For global companies, Jostens customizes programs to meet specific customer needs.

Generic programs, such as New Generation and Reflections, provide small and mid-size companies the same product and service features without complex
customization.  Recognition  enjoys  exclusive   product  and
personalization distributor arrangements with such companies as LenoxTM china and HartmannTM luggage for the service award marketplace.

Sales Force: Recognition sells its products through approximately 100 independent sales representatives who develop programs incorporating Recognition products.

Competition: The Recognition business competes primarily with O.C. Tanner and the Robbins Company on a national basis as well as several regional recognition companies. Recognition focuses on service and product offerings in competing with these companies.


DISCONTINUED OPERATIONS - SPORTSWEAR

Jostens Sportswear manufactured and marketed decorated sportswear which was sold primarily to retail stores and military outlets. This business had licenses from all of the major professional sports leagues as well as many popular characters from The Walt Disney Company, Warner Bros. and others. Jostens Sportswear manufactured many of the garments it sold as well as applying the graphics to these garments.

Sales Force: Jostens Sportswear sold its products through approximately 65 independent sales representatives as well as direct sales to large retail chains.

Competition: The sportswear business competed with several national competitors, the most similar being Starter, Nutmeg, Salem and Chalkline, as well as many local and regional competitors. The sportswear business operated under two labels: Jostens for the traditional distribution channels and Artex for the mass discount market.


JOSTENS, INC. -- INFORMATION REGARDING ALL BUSINESSES

Backorders: Because of the nature of the Company's business, generally all orders are filled within a few months of the time of placement. However, the School Products Segment obtains student yearbook contracts in one fiscal year for a significant portion of the yearbooks to be delivered in the next fiscal year. Often the prices of the yearbooks are not
established at the time of the order because the content of the books   may
not  have  been  finalized.   Subject  to  the foregoing
qualifications, the Company estimates that as of June 30, 1994, the backlog of orders was approximately $244 million compared with $252 million a year earlier. The Company expects most of the backlog orders to be confirmed and filled within the current fiscal year.

Environmental:   The  Company  does not  believe  that  compliance  with
federal, state, and local provisions protecting the environment will have a material effect upon its capital expenditures, earnings, or competitive position.

Raw  Materials:   All  of  the raw materials used  by  the  Company  are
available from several sources. Gold is an important raw material and accounted for approximately 7%, 6%, and 7%, respectively, of the Company's cost of products sold in the fiscal years ended June 30, 1994, 1993 and 1992.

Intellectual Property: The Company has no patents, licenses, franchises or concessions which are material to the Company as a whole, but does have a number of proprietary trade secrets, trademarks and copyrights which it considers important. In addition, licenses are an important part of certain aspects of the Company's businesses; however, the loss of any license would not have a material affect on the Company's operations.

Significant Customers: No material part of any business of the Company is dependent upon a single customer or very few customers.

Federal Government Contracts: No material portion of the Company's business is subject to renegotiation of profits or the termination of contracts or subcontracts at the election of the United States Government.

Employees:   At  June  30, 1994, the total number of  employees  of  the
Company   was   more   than  8,000  (not  including  independent   sales
representatives). Because of seasonal fluctuations and the nature of the business, the number of employees tends to vary.

               (d) The Company's foreign sales are derived primarily from operations in Canada and the United
               Kingdom. The accounts   and   operations  of  the
               Company's foreign businesses  are  not  material.
               Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among risks attendant to foreign operations, but these risks are not considered material with respect to the Company's
               business.   The  profit  margin  on  foreign sales is
               approximately the same as the profit margin on domestic sales.


Item 2.   PROPERTIES

          The principal plants, which are owned by the Company unless otherwise noted, are as follows:


                                                           Approximate
                                                             Area in
     Location             Principal Products               Square Feet

SCHOOL PRODUCTS GROUP
Attleboro, Massachusetts  Class Rings                       52,000
Denton, Texas             Class Rings                       57,000
Laurens,South Carolina    Caps and Gowns                    98,000
Laurens, South Carolina** Caps and Gowns                    88,000
Porterville, California   Graduation Products               92,000
Red Wing, Minnesota       Graduation Products              132,000
Shelbyville, Tennessee    Graduation Products               87,000
Burnsville, Minnesota**   Division Support                  42,000
Owatonna, Minnesota***    Division Support                 151,000
Clarksville, Tennessee*   Yearbooks                        105,000
State College, PA         Yearbooks                         62,000
Topeka, Kansas            Yearbooks                        236,000
Visalia, California       Yearbooks                         96,000
Winston-Salem,NC*         Yearbooks/Commercial Printing    132,000
Jackson, Mississippi**    Photography Products              78,000
Webster, New York         Photography Products              60,000
Eden Prairie, Minnesota** Customized Products               18,000


JOSTENS LEARNING CORPORATION
Atlanta, Georgia**        Regional Office and Field Support  28,000
Lansing, Michigan**       Educational Software               17,000
Orem, Utah**              Wicat General Offices              42,000
Irving, Texas**           Regional Office and Field Support  18,000
Phoenix, Arizona**        Field Support and General Offices  44,000
San Diego,California**    Product Develop. and Gen.Offices  105,000
Springfield, Illinois**   Educational Hardware and Software 106,000


RECOGNITION
Memphis, Tennessee        Award Products                     67,000
Memphis, Tennessee**      Sales and General Office           14,000
Princeton, Illinois       Jewelry                            65,000
Sherbrooke, Quebec        Award Products                     15,000


CANADA
Montreal, Quebec**        Photography Products                7,000
Mississauga, Ontario**    Sales and General Offices           3,000
Winnipeg, Manitoba        Photography and Yearbook Products  69,000
Winnipeg, Manitoba**      Class Rings                        11,000




Executive offices are located in a general offices building owned by the Company, which has approximately 116,000 square feet and is located in a Minneapolis, Minnesota suburb. A portion of this facility has been financed through the issuance of revenue bonds.


* Clarksville and Winston-Salem are leased under the terms of Industrial Revenue Bond issues maturing in 1994-1996 (see Long-Term Debt and Other Borrowings note in the Company's annual report to shareholders for the year ended June 30, 1994). These lease obligations have been capitalized and reported as long-term debt in the financial statements.

** Represents leased properties with the following expiration dates. The Company expects to renew those leases expiring in fiscal 1995.

     Winnipeg--1995               Burnsville--1997
     Atlanta--1997                Lansing--1998
     Irving--1997                 Eden Prairie--1995
     Laurens--1995                Memphis--1995
     Montreal--1996               Orem--1995
     Phoenix--1998                San Diego--2001
     Mississauga--1995            Springfield--1997
     Clinton--1997 (Still under lease, but plant closed)
    	Princeton--1995 (Still under lease, but plant closed)

***  Several locations.





Item 3.   LEGAL PROCEEDINGS

          No material legal proceedings involving the Company or any subsidiary as a defendant are pending or threatened.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


Item 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information under the caption "Election of Directors" contained on pages 2 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 1994, as filed
          with the  Securities  and Exchange   Commission   is  hereby
          incorporated   herein   by reference.   Executive  officers  of  the
          Registrant  are  as follows:

                 Years of
                Service With
Name            the Company  Age Title and Business Experience


Robert C. Buhrmaster    2    47  President and Chief Executive Officer
                                 Mr. Buhrmaster   joined  the   Company in
                                 December   1992   as   Executive Vice President
                                 and Chief Staff Officer. He was named President and Chief Operating Officer in June 1993 and was named to his current position in March
                                 1994.  Prior to joining Jostens, Mr.
                                 Buhrmaster had been with Corning, Inc. for 18 years serving in various capacities, most recently as Senior Vice President of Strategy and Business Development.

Orville E. Fisher, Jr. 19    50  Corporate    Senior   Vice   President,
                                 General Counsel and Secretary
                                 Mr. Fisher  joined the Company in  1975 as
                                 General   Counsel,   was   named Vice President
                                 and  General Counsel, and Assistant   Secretary
                                 in 1977. He assumed his present position in 1988.

John  L.  Jones         3    57  Corporate Senior Vice  President-
                                 Human Resources
                                 Mr. Jones  joined the Company  in
                                 January, 1992.  Prior to joining Jostens he
                                 was Director  of Human Resources, Americas
                                 Operations  of  Xerox Corporation,  and had
                                 held   various human resource positions with
                                 Xerox since 1971.

Charles  W.  Schmid     1    52  Corporate Senior Vice  President  and
                                 Chief Marketing Officer
                                 Mr. Schmid  joined  the  Company  in April
                                 1994.  Prior to joining the Company  he was
                                 President  and  Chief Operating Officer  for
                                 Carlson Companies,  Inc. From  1979  through
                                 1991,  Mr.  Schmid served  in various executive
                                 capacities for   Philip Morris  Companies,
                                 Inc., from  1988 through 1991 as Senior  Vice
                                 President of Marketing for its  Miller Brewing
                                 Company.


Ellis F. Bullock, Jr.  16    49  Corporate  Vice President  -    Community
                                 Relations
                                 Mr. Bullock  joined  Jostens  in  1978
                                 as Director   of  Community  Affairs and
                                 Executive Director  of  The   Jostens
                                 Foundation.   He was named Director  of Public
                                 Affairs in 1980, Vice President of  Public
                                 Affairs in 1983 and to his current position in September 1993.


Greg  S.  Lea           1    42  Corporate Vice President  -  Total Quality
                                 Management
                                 Mr. Lea  joined  the  Company  in November
                                 1993. Prior to joining the Company, Mr. Lea spent 19 years with International Business
                                 Machines Corp. in various  financial,
                                 operations and quality positions,  most
                                 recently as Director  of Market Driven
                                 Quality for IBM's AS/400 Division.

Rick Prather           25    52  President - Recognition Division
                                 Mr. Prather  joined the Company in 1969 as a
                                 sales  representative in the College Division.
                                 After  serving  in various management
                                 positions throughout the Company,   Mr.
                                 Prather became Vice President of Sales for the Recognition Division in 1990. From August
                                 1991 through October 1993 he served as Senior Vice President in the Custom
                                 Recognition Division and was Assistant General
                                 Manager of Jostens Sportswear. He assumed his current position in October 1993.


Robb L. Prince        22    53   Corporate Vice President and Treasurer
                                 Mr. Prince joined the Company in January 1973 as Director of Planning. He was named
                                 Assistant Treasurer in August 1973, was appointed Treasurer in 1976 and assumed his present res ponsibilities in October 1978.

Trudy A. Rautio         1    41  Corporate  Vice  President   and Controller
                                 Ms. Rautio joined the Company in June
                                 1993 as     Vice    President-Finance and
                                 Administration of the School Products Group.
                                 She  was  appointed  to her current   position
                                 in   August 1993. Prior  to  joining Jostens,
                                 she worked for the Pillsbury Company
                                 for  twelve  years;  most  recently  as Vice
                                 President, Finance  International and
                                 Strategic Brand Development and earlier as Vice President, Finance for Green Giant.

Antonio E. W. Sago      9    48  Corporate Vice President  and  General
                                 Manager - Jostens Canada and U.S.
                                 Photography
                                 Mr. Sago  joined  the Company  in  1985 as Vice
                                 President of Finance for Jostens Canada  Ltd.
                                 and became President  of Jostens  Canada Ltd.
                                 in May  1989.  He was   elected   a  Vice
                                 President of Jostens in October 1990. He was also appointed a Senior Vice President of the School Products Group in October 1992.
                                 He assumed his current position in April 1993.

Stanley Sanderson       1    59  President and Chief Executive Officer
                                 Jostens Learning Corporation
                                 Mr. Sanderson joined the Company  in March
                                 1994.   He  has been President  of RAP
                                 International,   a   consulting firm, since he
                                 founded it in 1988.

G.  Nichols  Simonds    1    55  Corporate Vice President  and  Chief
                                 Information Officer
                                 Mr. Simonds joined the Company in September
                                 1993.  Prior to joining  the Company he was
                                 Vice President, Information   Systems  for
                                 Honeywell, Inc.   From  1987  through  1990,
                                 Mr. Simonds   was  Director  of  Management
                                 Information    Systems   at    Chrysler
                                 Corporation.

Jack Thornton          16    41  Vice  President and General  Manager
                                 Printing and Publishing
                                 Mr. Thornton  has  held several management
                                 positions  with Jostens since starting as a
                                 personnel manager in 1978.  He was  promoted to
                                 Operations Manager of the Printing and
                                 Publishing Division in 1989  and  Vice
                                 President of Operations-School Products Group
                                 one year later.  He  was named  a Vice
                                 President for Jostens  in February 1991.   He
                                 was appointed a Senior Vice President of the School Products Group in October 1992.
                                 He assumed his current position in  April 1993.






                           PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

          The   information  under  the  captions  "Unaudited
          Quarterly Financial Data", contained on pages 41 and 42 and "Shareholder Inquiries" and "Stock Exchange Listing" contained on page 45 in the Company's annual report to shareholders for the year ended June 30, 1994, is incorporated herein by reference.


Item 6.   SELECTED FINANCIAL DATA

          The   information  under  the  caption  "Five-Year
          Financial Summary"  contained on page 43 in the
          Company's annual  report to   shareholders  for  the
          year ended June 30, 1994, is incorporated herein by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          The information under the caption "Management's Discussion and Analysis" contained on pages 14 through 21 of the Company's annual report to shareholders for the year ended June 30, 1994, is incorporated herein by reference.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated balance sheets of Jostens, Inc. as of June 30, 1994 and 1993, and the related statements of consolidated operations, changes in shareholder's investment and cash flows for each of the years in the three-year period ended June 30, 1994, together with the related notes and the report of Ernst & Young LLP, independent auditors, all contained on pages 22 through 40 of the Company's annual report to shareholders for the year ended June 30, 1994, is incorporated herein by reference.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                           PART III

Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

          In addition to certain information as to executive officers of the Company included in Part I of this Form 10-K, the information contained on pages 2 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 1994, with respect to directors and executive officers of the Company, is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

          The information under the caption "Executive Compensation" contained on pages 11 through 16 the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 1994, as filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information under the caption "Shares Held by Directors and Officers" on page 6 of the Company's
          Proxy Statement  for the  Annual  Meeting of
          Shareholders to be held October 27, 1994, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.



                            PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM      8-K

          (a)  1.  Financial  Statements:

                   The following financial statements of the Company appearing on the indicated pages of the Annual Report to Shareholders for the year ended June 30, 1994, are incorporated herein by reference.

                                                    Pages in
                                                  Annual Report

                   Consolidated   Balance Sheets -
                     June 30, 1994 and 1993          24 and 25

                   Statements of Consolidated
                     Operations for the Years Ended
                     June 30, 1994, 1993, and 1992       23

                   Statements of Consolidated Changes
                     in Shareholders' Investment for
                     the Years Ended June 30,
                     1994, 1993, and 1992                27

                   Statements of Consolidated Cash Flows
                     for the Years Ended June 30, 1994,
                     1993, and 1992                      26

                   Notes to Consolidated Financial
                     Statements                     28 through 40


             2.    Financial  Statement Schedules
                                                    Page in 10-K

                   Schedule I - Marketable Securities -
                     Other Investments                S-1

                   Schedule VIII - Valuation and
                     Qualifying Accounts              S-2


                   Additional   schedules are omitted as they
                   are not required, are not applicable,  or
                   the  information  is shown in the  financial
                   statements  or notes thereto.   Certain
                   columns have been  omitted  because the
                   information is not applicable.

                   Separate parent company financial
                   statements have been omitted since the
                   parent is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required or not applicable or the information required to be shown thereon is included in the financial statements and related notes.

           3.      Executive Agreements

                   The following agreements are exhibits to this Annual Report on Form 10-K:

                   Agreement with H. William Lurton.

                   Separation agreement with Fred D. Bjork.

        (b)      Reports on Form 8-K:   A report on Form 8-K,
        dated April 28, 1994 was  filed  during the
        fourth quarter of the year ended June  30,
        1994.   The report  was  a  voluntary filing
        under Item 5  of Form  8-K, describing the
        Company's restatement of past financials.   No
        financial statements were required to be filed with the report.

        (c)        Exhibits


                 3. a.   Articles  of Incorporation and Bylaws
                 (Incorporated by reference to Exhibit 3(a), contained in the Annual Report on Form 10-K for the year ended June 30, 1993).

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

                      e. Jostens Learning  Corporation  1986 Supplemental  Stock
                 Option Plan(incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-30396).

                      f. Jostens Learning  Corporation 1984 Incentive Stock
                 Option  Plan (incorporated    by   reference   to   the
                 Company's Registration Statement on Form S-8, File No. 33-
                 30397).

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

                       j.  Written description   of   the   Company's   Retired
                 Director Consulting Plan (incorporated by reference to the Company's Form 8 dated May 2, 1991).

                       k. Agreement  with  H.  William Lurton  (Exhibit  I
                 filed herewith).

                       l. Separation  agreement with Fred D.  Bjork  (Exhibit
                 II filed herewith).

                 11. Computation of earnings per share.

                 13. Annual Report to Shareholders for the year ended June 30, 1994.

                 21.  List of Company's subsidiaries.

                 23.  Consent of Independent Auditors.

                 27.  Financial Data Schedule.





                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JOSTENS, INC.

Date: September 27, 1994

By
\s\Robert C. Buhrmaster
President  and  Chief  Executive  Officer   and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated.




September 27, 1994
\s\Robert C. Buhrmaster (Principal Executive and Financial Officer) President and Chief Executive Officer and Director




September 27, 1994
\s\Trudy A. Rautio (Principal Accounting Officer)
Vice President and Controller



September 27, 1994
\s\Robert P. Jensen
Chairman of the Board and Director




September 27, 1994
\s\Lilyan H. Affinito
Director




September 27, 1994
\s\William A. Andres
Director




September 27, 1994
\s\Fred D. Bjork
Director




September 27, 1994
\s\Mannie L. Jackson
Director





September 27, 1994
\s\John W. Stodder
Director



JOSTENS, INC. AND SUBSIDIARIES
SCHEDULE I--MARKETABLE SECURITIES OTHER INVESTMENTS
June 30, 1994
(In Thousands)
                                                                  Amount at
                        Number of                                 which carried
                        shares or                      Market     in balance
Description          principal amount    Cost          Value      sheet

Other corporate debt
(securities) (1)        $ 99,786       $ 99,198       $ 99,453       $ 99,198




(1) Securities of any one individual issuer do not exceed 2 percent of total assets of the registrant.



                                       S-1





JOSTENS, INC. AND SUBSIDIARIES
SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
(In  Thousands)


              COL.   A                 COL.   B               COL.   C                   COL. D            COL. E
                                                             Additions
                                       Balance at     Charged to    Charged to                          Balance at
                                       Beginning      Costs  and    Other  Accounts     Deductions         End of
             Description               of Period      Expenses      Describe            Describe           Period

Reserves and allowances deducted from asset accounts:

Allowances for uncollectible accounts:
     Year ended June 30, 1994              $ 6,869     $10,576 (4)       $    -        $ 3,696 (2)       $13,749
     Year ended June 30, 1993              $ 5,681     $ 2,871           $    -        $ 1,683 (2)       $ 6,869
     Year ended June 30, 1992 (1)          $ 4,646     $ 2,676           $    -        $ 1 641 (2)       $ 5,681

Allowances for sales returns:
     Year ended June 30, 1994              $ 8,733     $10,843           $    -        $12,857 (5)       $ 6,719
     Year ended June 30, 1993              $ 7,813     $13,209           $    -        $12,289 (5)       $ 8,733
     Year ended June 30, 1992              $ 6,920     $11,522           $    -        $10,629 (5)       $ 7,813

SFAS No. 109 valuation allowance:
     Year ended June 30, 1994              $ 3,547     $    95           $    -        $  -              $ 3,642
     Year ended June 30, 1993              $ 3,547     $    -            $    -        $  -              $ 3,547
     Year ended June 30, 1992              $ 3,547     $    -            $    -        $  -              $ 3,547

Overdraft reserves:
     Year ended June 30, 1994              $ 3,243     $ 4,553 (4)       $    -        $  -              $ 7,796
     Year ended June 30, 1993              $ 1,787     $ 1,456           $    -        $  -              $ 3,243
     Year ended June 30, 1992              $ 1,923     $    -            $    -        $   136           $ 1,787

Reserves and allowances added to liability accounts:

Restructuring charges:
     Year ended June 30, 1994              $38,203     $28,668           $    -        $27,050(6)        $39,821
     Year ended June 30, 1993              $    -      $40,292           $    -        $ 2,089(3)        $38,203
     Year ended June 30, 1992              $    -      $    -            $    -        $  -              $    -

Note (1)  --  Year ended June 30, 1992 restated to reflect pooling of  interest with Wicat Systems, Inc.
Note (2) -- Uncollectible amounts written off-net of recoveries.
Note (3) -- Amounts paid.
Note (4) -- Includes changes in estimates.
Note (5) -- Returns processed against reserve.
Note (6) -- Payments ($12,050) and disposition of Sportswear business ($15,000).

                                                S-2






JOSTENS, INC. AND SUBSIDIARIES

SCHEDULE IX--SHORT TERM BORROWINGS

(In Thousands)

COL.  A                  COL. B        COL. C           COL.  D          COL. E              COL. F
                         Balance       Weighted      Maximum Amount      Average Amount      Weighted Average
Category of Aggregate    at End        Average       Outstanding During  OutstandingDuring   Interest Rate
Short-Term Borrowings    of Period     Interest Rate     the Period        the Period        During the Period

June 30, 1994:



See relative information in the "Management Discussion and Analysis" section  on page
16 of the 1994 Annual Report to Shareholders.







                                   S-3








                     JOSTENS, INC. AND SUBSIDIARIES
               EXHIBIT 1--AGREEMENT WITH H. WILLIAM LURTON

November 1, 1993


Mr. H. William Lurton
Jostens, Inc.
5501 Norman Center Drive
Minneapolis, MN  55437

Dear Bill:

This letter will set forth the terms and conditions under which you will provide services to Jostens, Inc. following your ceasing to be a fulltime employee of Jostens. You will continue as an employee and receive your current salary, benefits and perquisites through December 31, 1993. Commencing January 1, 1994 you will begin receiving the pension and other retirement benefits for which you are eligible. In accordance with the plans under which they were issued, all outstanding stock options held by you will continue to vest through January 1, 1997 and remain exercisable in accordance with their terms. In addition, all employee benefits and perquisites which you now receive will continue in accordance with the respective plans through September 18, 1994.

From January 1, 1994 on a month-to-month basis through September 18, 1994 you will agree to advise and assist Jostens by consulting with the Board of Directors and senior managers of Jostens as they may reasonably request. As compensation for such consulting services, Jostens shall pay you at the rate of $10,000 per month to be paid on the 1st of each month. You will receive no additional compensation for the services you perform for Jostens as a member of the Board of Directors until September 18, 1994. Jostens will reimburse you for reasonable expenses incurred by you pursuant to your duties under this agreement. Jostens will make available to you reasonable office space and secretarial services at a location other than at its executive offices through September 18, 1994. If such office space and secretarial services cannot be provided at a Jostens site other than Norman Center, then Jostens will reimburse you for such reasonable expenses actually incurred by you.

As of January 1, 1994 you shall be retained by Jostens as an independent consultant and shall be responsible for all required contributions and/or taxes under federal or state laws with respect to the payments made by Jostens to you under this agreement. You agree that in consideration for the payments you will receive under this agreement, you shall not during its terms or for three years thereafter undertake any work for an entity which competes directly or indirectly with Jostens in any of the businesses in which it currently operates or which you are aware that it might operate during this period.

Please acknowledge your acceptance below.

Sincerely,

/s/ Robert P. Jensen

Robert P. Jensen




AGREED AND ACCEPTED:



/s/ H. William Lurton
H. William Lurton

Dated:   11/1/93


                     JOSTENS, INC. AND SUBSIDIARIES
                 EXHIBIT 2--AGREEMENT WITH FRED D. BJORK

March 31, 1994

BUSINESS RESTRICTED
PERSONAL AND CONFIDENTIAL

Mr. Fred D. Bjork
5855 Long Brake Trail
Edina, MN  55439

RE:  Separation Agreement

Dear Fred:

This  letter  when  signed  by  you  confirms the  mutual  Separation  Agreement
("Agreement")   we  have  reached  regarding  your  termination  of   employment
with and retirement from Jostens, Inc. ("Jostens").

The terms of the Agreement are as follows:

     1. You will resign effective as of April 1, 1994 as the Executive Vice President of Jostens. We understand that you intend to remain as a member of the Board of Directors of Jostens. Your current term expires in October, 1994.

     2. From April 1, 1994 through May 31, 1994, you will continue your employment with Jostens as a consultant by making yourself available on an as-needed basis to the company as from time to time reasonably requested by me. This understanding is based upon your dedicated, loyal and enthusiastic commitment to fulfilling the responsibilities assigned to you which we feel would be appropriate during this period. During this period you will receive all of your current benefits, perquisites and base salary.

     3. You will continue to be eligible for your full potential bonus under your existing Executive Annual Bonus Plan for the full fiscal year 1994 (if any is earned). You will not be eligible for any annual bonus plans beyond FY'94.

     4. Commencing June 1, 1994, you will receive separation payments based on your current base salary at an annual rate of $297,330 but payable semi-monthly over the next seven (7) month period.

     5. All of your regular executive perquisites and employee benefits, except for the short and long-term disability and travel accident insurance coverage which you are currently receiving, will continue in the same manner as that of a full-time, active employee through December 31, 1994. This includes the following employee benefits and years of service credit as if you were still a full-time active employee of
     Jostens: health and dental coverage, life insurance, continued eligibility and participation in the Jostens, Inc. Pension Plan "D", Jostens Supplemental Pension Program, Jostens Savings/Profit Sharing Retirement Plan and the Executive Supplemental Retirement Agreement on
     the same terms and conditions as apply to other top executive senior officers of Jostens. You and your dependents will be eligible for retiree medical benefits on the same terms and conditions as apply to other top executive senior officers of Jostens.

     6. At the present time you have in effect two separate Long-Term Perfor-mance Award Agreements with Jostens, making you eligible for possible award payments relating to FY 1994 and FY 1995, respectively. You will be eligible to receive payment (if any) pursuant to the terms of each of these agreements on a pro rata basis, based upon the time you are a fulltime employee of Jostens which for this purpose terminates on December 31, 1994.

     7.     Effective  April  1, 1994, you will convert  to  the  Company's
     current  executive  car  allowance  program.   You  will  be  eligible   to
     receive fourteen (14) months of this allowance benefit payable over the nine month period ending in December, 1994.

     8.    For  purposes  of  your Executive Supplemental Retirement  Agreement,
     Jostens' Pension Plan "D", Jostens' Supplemental Pension Program, Jostens Savings/Profit Sharing Retirement Plan, and Jostens-provided life, health and dental coverages, we will consider your retirement date from Jostens to be effective as of December 31, 1994. Any benefits under this item 8 (or under item 5) which cannot be paid under the terms of the applicable plan shall instead be paid directly by Jostens. Attached hereto as Exhibit A is a schedule setting out the agreed upon retirement benefit amount calculated under the plans designated thereon.

     9. To assist you in obtaining possible alternative employment, Jostens will pay you up to Twelve Thousand Dollars ($12,000) for employment assistance services. This payment will be made directly to you to pay to organizations providing re-employment assistance, outplacement services, search firms, employment agencies or firms which might be providing services for you in seeking other employment.

     10. You will be eligible to continue your financial planning benefit on the same basis as it has been provided to you in the past through December 31, 1994.

     11.   Until  April  1,  1994,  you  will  continue  to  be  considered   an
     executive officer of Jostens for federal securities rules reporting purposes and, therefore, you will continue to be subject to the same reporting requirements as you have been obligated to follow in the past.

     12. For purposes of your vesting and exercise rights for the stock option grants you have been awarded in Jostens stock, you will be considered a full-time active employee of Jostens through December 31, 1994, which date will be considered your effective retirement date.

     13.   In  consideration  for what Jostens has agreed  to  provide  you   as
     identified above, you agree:

     a. That you will not, subsequent to your employment with Jostens,
				 divulge, furnish, or make accessible to anyone any confidential
					proprietary information of Jostens or any of its subsidiary or affiliated
				 companies.

     b. That you will not solicit or entice current Jostens employees or sales representatives to accept employment with you or any new employer with whom you may become associated.

     c. That, until June 1, 1996, you will not directly or indirectly, become employed by, act as an agent for, or establish your own business in competition with any products or services of Jostens or any of its subsidiaries. Should you breach this paragraph, Jostens shall be entitled to terminate any unpaid monies that may be due you under item 4 of this Agreement and shall have the right to recover any payments made to you under item 4 of this Agreement during such breach. The only other competition restrictions that will apply to you are the provisions of Section 11 of the Executive Supplemental Retirement Agreement, which shall apply only to payments under that agreement.

     d. You agree to release and forever discharge Jostens, its officers, directors, agents and employees from and to waive all causes of action, damages, liability and claims of whatever nature relating to or arising out of your employment with Jostens and the cessation of that employment including, but not limited to, claims under federal, state, or local discrimination laws, and the Age Discrimination in Employment Act, provided however, that nothing herein shall release or discharge Jostens or you from obligations under this Agreement or which arise after the date you sign this Agreement.

     e. To return all company property not otherwise provided for herein, including keys, credit cards, and cash advances before May 31, 1994.

     14. You will use your best efforts to defend your interests and Jostens in any pending litigation, including, but not limited
     to Ross  Larson    v. Jostens,  Inc., et al., and will
     cooperate with Jostens and  its  attorneys to  that
     end.   At Jostens' request, you also will cooperate
     with  Jostens in  any  future  claims  or  lawsuits
     involving  Jostens  where  you  have knowledge  of the
     underlying facts.  Jostens agrees to indemnify  and
     hold you  harmless  from  any  and  all claims or
     actions  brought  against  you based  upon  your
     service as an officer or employee  of  Jostens,  to
     the full  extent  permitted  by and in the manner
     permissible  under  Minnesota law.   Specifically,
     Jostens will continue to defend and indemnify you in the matter of Ross Larson v. Jostens, et al.

     15.   Jostens  will require any successor (whether
     direct or  indirect,     by purchase,  merger,
     consolidation or otherwise) to all or substantially all of the business and/or assets of Jostens to expressly assume and agree to perform this Agreement in the same manner and to the same extent that Jostens would be required to perform if no such succession had taken place.

     This  Agreement  shall  inure  to the benefit  of  and
     be  enforceable    by your   personal   or  legal
     representatives,  executors,   administrators,
     successors,   heirs,   distributees,  devisees  and
     legatees.   If you should  die  while  any  amounts would still be
     payable  hereunder  as   if you   had   continued   to
     live,  all  such  amounts,   unless otherwise
     provided  herein,  shall  be paid in accordance  with
     the  terms  of  this Agreement   to  your  wife  or,
     if  there  be  no  such  wife, to your estate.

     16.   This  Agreement  contains the entire agreement
     and  understanding      of the  parties  and  no
     representations have been made  or  relied  upon      by
     either party other than those that are expressly set forth herein. This Agreement may not be altered, modified or amended unless done in writing and signed by you and an officer of Jostens.

     You  acknowledge  that  you  have  been given up  to twenty-one  (21)
     days  to consider   this   Agreement and have  been   advised   and
     have had the opportunity to consult legal counsel of your own choosing concerning this Agreement and that you
     have entered into  it  of  your    own  free  will and
     without compulsion.

     You  have  the  right  to  rescind  that portion  of
     this  waiver  and  release which   deals  with  charges
     or claims brought pursuant to the Minnesota Human Rights Act or the Age Discrimination in
     Employment  Act   within fifteen   (15)   days   from
     the  date  you  sign  this    Agreement.  To be
     effective, this recision must be in writing and hand delivered or mailed to Jostens, Inc. to the attention of Orville E. Fisher, Jr. within the 15 day period. If mailed, the recision must be post marked within the 15 day period, and be properly addressed to Jostens, Inc., 5501 Norman Center
     Drive,   Minneapolis,   Minnesota   55437, Attention:
     Orville    E. Fisher,  Jr.  and  sent  by  certified
     return receipt  requested.   Recision         of the
     release   will   result  in  cessation  of  all
     payments   and   benefits provided by Jostens pursuant
     hereto.

     If  this  Agreement  and  the  conditions  contained
     herein  are  agreeable to you,   please  sign  and
     return this letter to me within twenty-one (21) days or as soon as possible, thereby noting your knowing and voluntary agreement.

Sincerely,

/s/ Robert C. Burhmaster

Robert C. Buhrmaster

RCB/jo
Attachment

AGREED AND APPROVED:
/s/ Fred D. Bjork
Dated:   4/19/94   Fred D. Bjork



JOSTENS, INC. AND SUBSIDIARIES
EXHIBIT 11--COMPUTATION OF EARNINGS PER SHARE
(In Thousands, Except Per Share Data)





                                          Year Ended June 30,
                                     1994      1993      1992

Net Income (Loss)                  $(16,169) $(12,672) $59,169



Primary:
  Average shares outstanding        45,455    45,328    44,918
  Net effect of dilutive
   stock options--based on
   the treasury stock method
   using average market price          N/A       N/A       651
                                    45,455    45,328    45,569
Per Share Amount:
    Net Income (Loss)              $ (.36)   $  (.28)  $  1.30



Per Share Amount as reported
  based on average shares
  outstanding:
    Net Income (Loss)              $ (.36)   $  (.28)  $  1.32



                JOSTENS, INC. AND SUBSIDIARIES

   EXHIBIT 11--COMPUTATION OF EARNINGS PER SHARE (continued)
             (In Thousands, Except Per Share Data)

                                          Year Ended June 30,

                                     1994      1993      1992




Fully diluted:
Average shares out-
  standing                          45,455    45,328    44,918
Net effect of dilutive
  stock options--based
  on the treasury stock
  method using the year-
  end market price if higher
  than average market price            N/A       N/A       651
                                    45,455    45,328    45,569
Per Share Amount:
    Net Income (Loss)              $ (.36)   $  (.28)  $  1.30







                                EXHIBIT 13
                       ANNUAL REPORT TO SHAREHOLDERS



Jostens Annual Report 1994





Thinking, focusing, considering, progressing, believing, creating,

energizing, achieving, implementing, learning, providing, repositioning,

evolving, recognizing, directing, analyzing, resuming, restoring, anticipating,

strategizing, understanding, teaching, constructing,

working, operating, training, helping, leading, changing.









Financial Highlights




Statement of Operations (Dollars in millions, except per-share data)


                                           Years ended June 30
                                            1994         1993

                                                     (Restated)
Net Sales                                 $827.3       $836.4
Restructuring Charges                      (69.4)       (50.6)
Loss from Continuing Operations            (26.3)         (.6)
Change in Accounting Principle, Net of Taxes   -         (4.2)
Net Loss                                   (16.2)       (12.7)


Balance Sheet Data

Working Capital                           $172.7       $185.3
Current Ratio                                1.8          1.9
Total Assets                               569.8        613.5
Long-Term Debt                              54.3         54.8
Shareholders' Investment                   256.6        315.7


Common Share Data

Loss Per Share                            $ (.36)      $ (.28)
Cash Dividends                               .88          .88
Book Value                                  5.64         6.95
Stock Price High                          20 7/8       31 1/4
            Low                           15 1/8       16 1/2



Jostens provides products and services to help people achieve, and to measure and recognize their achievements, throughout their lives. Products and services include: yearbooks, class rings, graduation products, student photography packages, technology-based educational software, customized business performance and service awards, sports awards and customized affinity products. The company, founded in 1897, is based in Minneapolis and has facilities throughout the United States and Canada. Customers are served by more than 8,000 employees and 1,200 independent sales representatives.

Letter to Shareholders              2
Foundation for Growth               4
School Products                     6
Recognition                         9
Jostens Learning                   10
Jostens at a Glance                12
Management's Discussion & Analysis 14
Report of Management               22
Report of Independent Auditors     22
Statement of Operations            23
Balance Sheet                      24
Cash-Flow Statement                26
Statement of Shareholders'
  Investment                       27
Notes to Financial Statements      28
Quarterly Financial Data           41
Five-Year Financial Summary        43
Board of Directors                 44
Corporate Management               44
Shareholder Information            45
Facilities                         45


Jostens, a leading provider of performance awards and services for the youth, education, sports and corporate recognition markets, is dedicated to promoting and recognizing achievement throughout a lifetime.




To Our Investors:

Fiscal 1994 was a year of rapid change and transition for Jostens. Action on several strategic fronts helped set the foundation for a return to a period of sustainable, profitable growth. However, the substantial progress we made preparing for the future was not reflected in the company's fiscal 1994 financial performance. In the year ended June 30, Jostens reported a net loss of $16.2 million, or 36 cents per share. The loss included several items that reduced after-tax earnings by $45.2 million, or $1 per share. Among those items were restructuring charges to address critical issues at Jostens Learning, our curriculum software subsidiary, and to remove management layers from our corporate organization.

Despite our 1994 financial performance, we are encouraged by the signifi cant steps we took throughout the year to identify and resolve the problems that led to the company's poor results over the last two years. Those steps, which are discussed in more detail on following pages, enabled us to enter fiscal 1995 with our major issues confined to one business, Jostens Learning. The rest of the company is performing well, and we believe Jostens is turning the corner.

Business Review. The company's most significant problem in fiscal 1994 was Jostens Learning, which continued to underperform expectations in sales and profitability. However, management has worked aggressively to identify the issues and determine a solution. In March, we completed an in-depth analysis of Jostens Learning and the educational technology marketplace. From that review, management developed a restructuring plan. Implementation of the plan began as the fiscal year closed. In essence, we will pare the Jostens Learning organization and refocus it on the kindergarten through grade 12 curriculum software market with products that meet various customer demands. This repositioning will be completed over the next few years.

The more traditional businesses of Jostens performed well in fiscal 1994. The Recognition segment had strong improvements in sales and profitability. The business landed several new large accounts and increased sales to current customers. Profitability also improved in the School Products segment. In Jewelry, we introduced four new ring designs, and Graduation Products moved forward with steps to improve efficiency through technology. In Printing & Publishing, cycle-time improvements enabled Jostens to deliver yearbooks on time, even as severe weather led our competitors to miss delivery deadlines. We built on that success by winning hundreds of new accounts for 1995. The U.S. Photography business consolidated its manufacturing facilities and brought forward a plan for a profitable future. In Canada sales and profits were stable despite a difficult economy, but declined when translated into U.S. dollars.

Portfolio Moves. We divested a number of businesses that no longer fit our core expertise and strategic focus on school and corporate markets. The largest transaction was the January sale of our Sportswear business to Fruit of the Loom for $46.7 million. In early fiscal 1995 we completed the sale of two business interests that no longer fit Jostens Learning's strategy. Our portfolio will include only businesses that fall within our core expertise and that can provide both growth and superior returns. We will manage our portfolio to those measurements.

Cultural Change. Fiscal 1994 marked the beginning of major cultural changes at Jostens, changes that reflect the fierce competitiveness required to succeed in business today. As an organization, we're working to become more agile and dynamic, to make decisions based on hard research, to better understand the needs and tastes of our consumers, and to seize opportunities to improve and expand.

We are also reengineering our business processes by streamlining the organization, eliminating tasks that don't add value and utilizing technology to help make us more efficient and effective. Leading all of these changes is a new management team built in the last two years. In fiscal 1994, Robert P. Jensen was elected to succeed H. William Lurton as chairman of Jostens. Following a national candidate search, the board in March promoted Robert C. Buhrmaster to president and CEO. We have added senior executives in areas critical to fueling growth and shareholder value - such as information systems, marketing and quality and we installed new leadership in several business units. Although the team has been together a relatively short time, it is driving the improvements needed to position Jostens for the future. Responding to new leadership, the people of Jostens embraced change and performed admirably in 1994, and we thank them.
In early fiscal 1995 we welcomed a new member to the Board of Directors. Mannie L. Jackson is senior vice president-corporate marketing and administration for Honeywell Inc. and chairman and CEO of Harlem Globetrotters International.

The Future. Jostens will continue changing in 1995, as initiatives begun in 1994 take hold. The Jostens Learning repositioning will move forward. We will carry reengineering through our work processes in corporate functions and businesses. And, as we complete the repair of our foundation, we will devote more attention and resources to developing new products that appeal to our customers' changing tastes.

Jostens enters fiscal 1995 in much better shape than a year ago. Our businesses are leaders in their markets.The traditional businesses are functioning well, and we are implementing a plan to return Jostens Learning to profitability. In 1994, our company stepped up to tough but necessary decisions to prepare Jostens for the future. We believe shareholders will see some tangible results of those efforts in fiscal 1995.




/s/Robert C. Buhrmaster
President and Chief Executive Officer



/s/Robert P. Jensen
Chairman of the Board



FOUNDATION FOR GROWTH

Fiscal 1994 was a rebuilding year for Jostens. The company undertook a series of actions to repair its foundation in order to support renewed sales and earnings growth in the future. Management's approach is to: (1) fix problem areas, (2) restructure businesses to capture efficiencies and create competitiveness and (3) rejuvenate each area through new products and new market or business opportunities. The fix phase is nearing completion and many areas are well along with the restructuring phase, while the rejuvenation challenge is primarily ahead. Fiscal 1994 financial results reflect the cost of implementing seven major initiatives to restore the company's foundation. While many were painful in the short term, each initiative represents a key building block needed to support sustainable, profitable growth in the future.

Jostens Learning Repositioning. The company's most pressing issue in 1994 was Jostens Learning, which provides curriculum software to schools. Declines at Jostens Learning have been primarily responsible for the overall profitability declines at Jostens in the last two years. Following a comprehensive review of Jostens Learning and the education marketplace, management created a repositioning plan for the business. With this plan, detailed later in this report, the company anticipates Jostens Learning will return to profitability in fiscal 1996.

Sportswear Sale. In January, Jostens completed the sale of its Sportswear business to Fruit of the Loom. Sportswear products, once sold through college bookstores, were increasingly moving to market through retail outlets. The move off campus meant Sportswear no longer fit the company's strategic focus on schools and corporations.

U.S. Photography Restructuring. Jostens implemented a plan to restructure the U.S. Photography business, reduce costs and provide sound footing for a profitable future. In March, photo processing facilities were consolidated to improve efficiency. The business plans to improve market position and competitiveness by developing new products and employing digital imaging technology, some of which was tested with customers in fiscal 1994. As a result of the restructuring, U.S. Photography improved its performance dramatically in 1994 and is well positioned for a return to profitability in 1995.

Process Reengineering. The company began reengineering its business pro cesses in fiscal 1994. The objectives are to improve service, increase efficiency, improve quality, shorten cycle times and reduce costs. Initial reengineering efforts identified savings opportunities of between $8 million and $10 million in overhead functions alone - nearly halfway toward the company's target of cutting overhead expenses by $20 million to $25 million in the next three years. Reengineering is also under way in manufacturing areas.

Organization Streamlining. The School Products Group (SPG) structure was eliminated and former SPG overhead functions - such as finance, human resources and information systems - were combined with corporate functions. The integration, completed in July 1994, cut three layers from the organization and increased by 50 percent the average number of people reporting to each manager. It also eliminated about 150 positions.

Accounting Revisions. The company thoroughly reviewed its accounting policies and practices in 1994 and made revisions in a number of areas to ensure a realistic but conservative approach, based on changing business conditions, to accounting policies and practices across all units of the organization.

New Management Team. In fiscal 1994, the Board of Directors elected Robert P. Jensen, an outside director, to chairman and elected Robert C. Buhrmaster president and chief executive officer. Buhrmaster, who joined Jostens in late 1992 as chief staff officer and was promoted to president and chief operating officer in June 1993, has led the creation of a new leadership team. The new team is a blend of executives new to Jostens and those with years of experience with the company.

New appointments during the year were: Charles W. Schmid, senior vice president and chief marketing officer; G. Nichols Simonds, vice president and chief information officer; Greg S. Lea, vice president-total quality management; R. Rick Prather, president of the Recognition segment; Trudy A. Rautio, vice president and controller; and Stanley E. Sanderson Jr., president and chief executive officer of the Jostens Learning segment. The new team is making the structural, process and cultural changes required to generate and support renewed growth.

The Future. The future will bring additional management focus on growth opportunities in areas of Jostens' core expertise - helping people achieve, and recognizing and rewarding their achievements in schools and businesses. Management believes the company's businesses have significant top- and bottom line growth potential that can be realized through a combination of factors: utilizing technology to be more competitive; relying on fact-based market research; gaining a better understanding of customer tastes, wants and requirements; and generating new products that excite the marketplace.

Fundamental Strengths. Underlying management's actions are the company's fundamental strengths, which provide a solid base for the future.

Financial: Jostens remains financially strong. Debt-to-total capitalization at year end was a healthy 18 percent - virtually unchanged over the last several years. In 1994, two major credit rating agencies, Moody's and Standard & Poor's, reaffirmed their A2 and A+ ratings of Jostens' long-term debt. In addition, Jostens generated strong cash flow and significantly improved working capital management last year.

Market leadership: Jostens is first or second in market share in virtually all its businesses - and in several cases has a 40 percent or greater share of the market. Management sees opportunities to further strengthen share and to use that market strength to introduce new products and pursue new markets.

Jostens name: The Jostens name is widely recognized in schools and corporations throughout the United States and Canada as a symbol of quality, service and value.

Sales force: A network of about 1,300 sales representatives enables Jostens to become a partner with customers and decision makers - whether they are business executives, students, parents or school administrators. These relationships provide opportunities for Jostens to understand specific customer needs and create customized, value-added solutions, products and services.

Custom manufacturing: The company specializes in crafting programs, prod ucts and services to meet the needs of each customer, adding value above and beyond the product alone.

Commitment to education: In addition to
education-oriented products, the company offers the Jostens Renaissance program to engage administrators, teachers, students and the business community in a process of promoting and recognizing academic achievement. More than 4,500 schools in the United States use Jostens Renaissance methods, which have resulted in better test scores, higher attendance and fewer disciplinary problems. The company also provides grants and other programs to support education.

The transition of Jostens will continue in 1995. As the company's businesses move from the fix and restructure phases to rejuvenation, specific growth strategies are being developed. All areas of the company will benefit from actions taken in fiscal 1994 and will be supported by a restored foundation based on fundamental strengths.


School Products

Jostens' School Products businesses - Printing & Publishing, U.S. Photography, Jostens Canada, Jewelry and Graduation Products - are leaders in providing products and services to schools throughout the United States and Canada. The 1994 performance of School Products, which represents 66 percent of the corporation's sales, reflects its strength; Jostens is the marketshare leader in virtually all School Products businesses. School Products segment sales of $546.2 million in 1994 included the five lines of business and $10.4 million in other sales.

Future top- and bottom-line growth in School Products is tied to a combination of improved efficiency and new product and market opportunities. In the efficiency area, the company is investing in technology and remaking business processes. For example, in fiscal 1995, bar-code scanning technology will be used to process product orders for graduation caps, gowns and announcements. Later in the year, class ring order scanning will begin. The new system will help improve customer service by cutting processing time and improving order accuracy. In the product development area, 1995 will be a year of identifying opportunities for new products and markets that appeal to the tastes of today's young adults and that fit Jostens' expertise in manufacturing and craftsmanship. The company anticipates that opportunities identified in 1995 will result in products for sale in 1996 and beyond.

Printing & Publishing. Printing & Publishing, which produces high school and college yearbooks and provides commercial printing services, improved its manufacturing efficiency and utilization in 1994 by focusing particular types of printing jobs in specific plants, a realignment that contributed to profitability improvement. Improvements in cycle times enabled the business to deliver spring yearbooks on time, despite inclement weather that caused problems for competitors. Then, based on market research and a targeted program with the sales force, Printing & Publishing won from competitors the accounts of more than 500 schools for fiscal 1995.
Fiscal 1994 sales were $191.7 million, up 1 percent from 1993. Printing & Publishing is pursuing growth opportunities in high schools, middle schools and elementary schools with products and services that meet the particular needs of each group. In 1994, the new Memory ExpressTM yearbook was successfully test-marketed in elementary schools and will be expanded in 1995. A new product is scheduled for introduction to the middle school market late in fiscal 1995, and growth in the high school market will be based on market research to better identify changing customer needs. Printing & Publishing is also approaching publishers to establish a presence in book printing, a market segment that will further utilize printing capacity.

U.S. Photography. A repositioning program implemented in 1994 substantially improved operational capabilities and profitability in the U.S. Photography business. Developed under the leadership of the Jostens Canada team, the repositioning included a consolidation of photo processing facilities to improve plant utilization and better serve the North America photo processing market. It also included a planned reduction in sales through realignment of the dealer base. The consolidation will result in improvements in customer response, quality and cycle times, as well as substantial cost improvements. Fiscal 1994 sales of $27.7 million were 9 percent less than 1993, reflecting a planned sales decline related to the repositioning program. U.S. Photography's focus in 1995 is to continue the improvements begun in 1994, test new digital imaging products and return the business to profitability.

Jostens Canada. Jostens Canada - the undisputed leader in school photography, yearbooks and class rings - successfully tested new products, including some based on digital-imaging technology, in a limited number of schools in 1994. In addition to the traditional film method, all Jostens photo plants now have the capability to capture, store and manipulate images in electronic form. This capability enables processing plants to improve cycle times and develop such products as an electronic student identification system that allows schools to electronically record student photos and records.

A new line of class rings introduced in Canada in 1994 took advantage of a new, exclusive computerized engraving system that enables new design styles. The Expressions line, which was tested in Canada's Atlantic region, outsold other more traditional styles by 10 percent. In addition, a new sports ring program, also utilizing computerized engraving technology, is generating volume growth. Successes included the selection of Jostens Canada to provide rings for the Canadian Football League champion Edmonton Eskimos. Jostens Canada is using other technology-based offerings, such as the YeartechTM desktop publishing program, to attract new accounts and renew higher percentages of existing accounts. Fiscal 1994 sales declined 10 percent to $42.3 million. Canada performed solidly in 1994 in Canadian dollars, but a weak exchange rate translated into a decrease in U.S. dollars.

Jewelry. In the Jewelry business, which provides rings and accessories for high schools and colleges, sales were $149.1 million in 1994, up 4 percent from 1993. The number of ring designs was pared to 80 from 200 last year, simplifying customer decisions, and the business introduced four new ring designs - which accounted for nearly 10 percent of ring sales. In operations, Jewelry established a team-based environment to improve productivity and flatten its manufacturing organization.

In fiscal 1995, Jewelry expects to test with consumer panels several ideas for new products and product extensions. The business will also continue building a database of market research to provide the basis for new product development. Jewelry will carry forward efforts to improve service and reduce costs by centralizing customer service and introducing an automated system enabling customers and sales representatives to determine the status of their orders and accounts instantly.

Graduation Products. Graduation Products - which provides caps, gowns, announcements and diplomas for high school and college students - had sales of $125 million in 1994, up 7 percent from 1993. The business benefited from a number of new programs, including the introduction of family nights to display products for students and parents, combining various products and quantities into package offerings, and introducing a rush-order program that allows students to purchase graduation necessities at the last minute. Also introduced in 1994 was Senior SalutesTM, weeklong events to provide college students with one-stop information on caps and gowns, graduation announcements, class rings, diploma plaques, alumni association membership, career counseling, hotel information for families and the graduation ceremony itself. Senior Salutes will be expanded to more schools in 1995. In 1995, Graduation Products will automate its order-entry process, which will improve accuracy and reduce processing time.
Recognition

The Recognition segment in 1994 took advantage of the growing need for companies to recognize employee and business achievements amid turbulent times for North American businesses. As a result, sales and profits in creased at double-digit rates for Recognition, which provides service and performance awards to companies and specialized products to professional and amateur sports teams.During the year, Recognition began providing service under a multi-year contract with AT&T. The business also signed several new accounts, including PaineWebber, Avon, Miles and PPG. Sales to current customers increased as well in 1994.Improved results reflect success at improving operating efficiencies. Over the last three years, Recognition operations have reduced standard manufacturing schedules by more than 50 percent. The business also cut the number of organizational levels to five from nine and significantly increased the number of people reporting to each supervisor.

The business is also employing technology to improve customer service. In fiscal 1994, Jostens became the first service awards company to use interactive voice response (IVR) systems to handle the employee service award selection process. IVR enables a person scheduled to receive a service award to obtain information and select the appropriate gift through a toll-free phone call. The IVR system automatically instructs the caller how to select a gift, then follows up with a fax message to the recipient confirming the selection and delivery date. To ensure the event is formally recognized when the award is delivered, the employee's supervisor is also notified at the time of ordering. The use of IVR is being expanded in 1995, providing Jostens a competitive advantage.

To capitalize on the growing need of companies to emphasize - and meaningfully reward - measurable performance improvement, the Recognition segment is broadening its market of opportunity. Through customized programs, Jostens helps organizations use the concept of recognition as a management tool to drive change, motivate people, and measure and reward accomplishments.


Jostens Learning

At Jostens Learning, the company's wholly owned educational software subsidiary, management took steps in 1994 to identify and begin resolving the issues leading to Jostens Learning's recent performance. A comprehensive study of Jostens Learning and the entire educational technology marketplace concluded that Jostens Learning should focus on its strength _ providing educational software for children in kindergarten through grade 12. From that review, management developed and began implementing a plan to reposition the business. Under the plan, Jostens Learning will offer a complete line of products to meet the various needs of different customers and refocus on providing K-12 educational software that runs on industry-standard hardware. Jostens Learning, which currently offers more than 7,000 hours of curriculum instruction in language arts and mathematics, is implementing a product-line approach to pursue opportunities in five market areas:

Integrated Learning Systems. Fully integrated learning systems (ILS) essentially provide computerized learning stations either throughout a school or in a learning lab classroom. Individual learning stations are linked over a network to a management system that extends the ability of teachers to instruct each student and accurately monitor and assess student progress. Jostens Learning remains a leader in the ILS market segment, with a market share of about 50 percent.

In 1995, Jostens Learning plans to introduce Learning FirstTM-New Edition, a revitalized release of its major ILS product, Learning First. Learning First New Edition will include curriculum updates, as well as major enhancements in graphics, sound, color and animation. The business is also developing a new monitoring and assessment system for teachers. Sales of Learning First-New Edition began in early fiscal 1995, with initial product deliveries scheduled for late in the year.

Modular Products. This market segment, also referred to as mini-ILS prod ucts, comprises schools and districts that require more focused solutions or that can't afford the up-front investment in a full ILS. Modular products range from free-standing products to smaller networks of learning stations. The modular products market, although smaller than the ILS market in terms of dollars of sales, is the fastest growing segment of the educational software marketplace. Many school districts are moving to site-based funding, which means schools must carefully manage their share of the district's investment dollars. By investing in Jostens Learning's modular products, schools can over time build fully integrated learning systems. In 1994, Jostens Learning expanded its modular offerings with Action MathTM, a multi-media offering used in teacher-led classroom discussions of math concepts. Jostens Learning also offers TeachNetTM, a triad of language learning products.

Stand-Alone Products. Jostens Learning will target opportunities to build a bridge from school to home with home-use products that complement classroom curriculum. In fiscal 1995, Jostens Learning will test some concepts and develop plans to profitably participate in this growing market.

Teacher Training. A new teacher training program, Training PLUS, is being introduced to help teachers help students get the maximum benefit of Jostens Learning curriculum. Training PLUS, which offers a core program package as well as additional training and in-service options, is designed as a cost effective and time-efficient approach to staff development.

Enhancements & Renewals. This market area is concerned with keeping the installed base of Jostens Learning customers current by updating and expanding products and by providing continuing training and support. Currently, more than 4 million students use Jostens Learning products in 10,000 schools across the United States.


Jostens at a Glance

School Products - Business. Jostens recognizes individual and group achievement and affiliation in the academic market. School Products com prises five businesses: Printing & Publishing, Jewelry, Graduation Prod ucts, U.S. Photography and Jostens Canada, which is the market leader in school photography, yearbooks and class rings for Canadian schools. In the United States, Jostens is the industry leader in yearbooks, class rings and graduation products and is among the leaders in school photography.

Markets. School Products serves elementary schools, middle schools, high schools, colleges and alumni associations in the United States and Canada through 1,100 independent sales representatives. Jostens also maintains an international sales force in about 50 countries for American schools and military installations.

Products. School Products include elementary through college yearbooks, commercial printing, desktop publishing curriculum kits, class rings, graduation caps and gowns, graduation announcements and accessories, diplomas, trophies, plaques and other awards, individual and group school pictures, group photographs for youth camps and organizations, and senior graduation portraits.

Operating Highlights. Printing & Publishing won more than 500 new accounts for 1995. Jewelry successfully introduced four new ring designs and landed the U.S. Military Academy, U.S. Naval Academy and Virginia Tech class ring accounts. U.S. Photography improved performance by consolidating its North American photo operations from six to four facilities. Jostens Canada successfully tested new products using digital imaging technology.


Recognition - Business. Jostens helps companies promote and recognize achievement in people's careers. It designs, communicates and administers programs to help customers improve performance. Jostens provides products and services that reflect achievements in service, sales, quality, productivity, attendance, safety and retirements. It also produces awards for championship team accomplishments and affinity products for associations.

Markets. Recognition serves customers from mid-size companies to global corporations, professional and amateur sports teams and special interest associations, through an independent sales force of about 100.

Products. Recognition offers a wide assortment of products and services tailored to the needs of the organization it is serving. For global companies like AT&T, PaineWebber and Georgia Pacific, Jostens customizes programs to meet specific customer needs. Generic programs, such as New Generation and Reflections, provide small- and mid-size companies the same product and service features without complex customization. Recognition enjoys exclusive product and personalization distributor arrangements with such companies as LenoxTM china and HartmannTM luggage for the service award marketplace.

Operating Highlights. Recognition had record sales, topping $100 million for the first time; significantly reduced cycle time; and sourced and implemented a new personalization process called Opticrest that allows corporate symbolism to be integrated into awards.


Jostens Learning - Business. Jostens Learning helps teachers teach and children learn with educational software for kindergarten through grade 12. As the nation's largest provider of curriculum software, Jostens Learning currently serves more than 4 million students in 10,000 schools nationwide. Computerized lessons use color, animation and sound to engage students in individualized, self-paced learning on industry-standard microcomputers.

Markets. Jostens Learning focuses on the K-12 market with an employee sales force of about 100. Market segments target integrated learning systems, modular products, stand-alone products and staff development services.

Products. Jostens Learning offers more than 7,000 hours of software-based curriculum in reading, mathematics, language arts, science programs and early childhood instruction, as well as programs for at-risk learning and home learning. Customers may purchase programs to meet specific instructional needs, add products in a modular approach or choose to implement a comprehensive schoolwide solution. Products include Learning First-New Edition, ActionMath K-3 and Training PLUS.

Operating Highlights. Jostens Learning introduced Training PLUS, a customized staff development program that helps schools meet new federal requirements for comprehensive teacher development. The introduction of Learning First-New Edition, ActionMath and a single new management system represent the next generation of interactive curriculum from Jostens Learning.



MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

This discussion summarizes the significant factors affecting the consoli dated operating results, financial condition and liquidity/cash flow of Jostens Inc. during the three years ended June 30, 1994.


A number of items had an impact on the company's earnings, including: (1) restructurings recorded in the fourth quarters of fiscal 1993 and 1994; (2) discontinued operations; (3) changes in certain accounting estimates in the fourth quarter of fiscal 1993 and the third quarter of fiscal 1994; and (4) restatement of past financial statements. Each is detailed below, following discussion of Results of Operations, Financial Position, Capital Expenditures and Product Development, and Dividends.


Results of Operations


Overall. For fiscal 1994, net sales from continuing operations decreased 1 percent to $827.3 million, compared with $836.4 million in fiscal 1993. Sales in 1993 declined 3 percent from 1992 sales of $858.5 million. The company's lower sales and earnings in fiscal 1994 resulted from a substantial shortfall in Jostens Learning revenue. Sales price increases averaged approximately 3 percent in 1994, 2 percent in 1993 and 3 percent in 1992. Gross margins for the company in fiscal 1994 were 48.5 percent, down from 49.2 percent in 1993 and 50.2 percent in fiscal 1992. This reflects lower margins reported in 1994 by Jostens Learning. The traditional business segments, School Products and Recognition, improved margins through strong cost management. Lower margins also reflect the impact of an inventory change in estimate of $3.2 million in fiscal 1994 (see Changes in Estimates).


Selling and administrative expenses were $360.3 million in 1994, $351.6 million in 1993 and $323.6 million in 1992. These expenses, as a percentage of sales, were 43.5 percent, 42 percent and 37.7 percent, respectively. The 1994 increase is primarily due to changes in accounting estimates of $7.7 million for receivables and $6 million for overdrafts (see Changes in Estimates), and a shortfall in sales at Jostens Learning. The benefits of the restructuring at Jostens Learning and at corporate are expected to occur in fiscal 1995.

During fiscal 1994, the company sold several small parcels of land for a $1.1 million gain, and approximately broke even on disposal of its plaque facility.

Interest expense and income in fiscal 1994 compared with fiscal 1993 reflects lower average debt levels due to the proceeds from the sale of Sportswear and improved cash flow from operations. Interest expense and income in 1993 were favorably affected by a reduction in outstanding debt, cash received from the Wicat acquisition and lower short-term borrowing rates, compared with the previous year.

Net loss for fiscal 1994 was $16.2 million, compared with a loss of $12.7 million in 1993 and net income of $59.2 million in 1992. Included in the 1994 and 1993 net losses are after-tax restructuring charges of $45.3 million and $33.6 million, respectively; a fiscal 1993 after-tax charge of $4.2 million associated with the early adoption of Statement of Financial Accounting Standards (SFAS) No. 106 for postretirement benefits; a net after-tax gain of $10.2 million from discontinued operations in 1994; and losses of $8 million and $1.2 million from discontinued operations in 1993 and 1992, respectively.

The 1994 loss per share was 36 cents, compared with a loss per share of 28 cents in 1993 and earnings per share of $1.32 in 1992. Earnings per share from continuing operations prior to the change in accounting principle, discontinued operations and restructuring charges were 42 cents in fiscal 1994, compared with 73 cents in 1993 and $1.34 in 1992.

School Products Segment. Overall School Products sales increased 1 percent to $546.2 million from $540.7 in fiscal 1993. Fiscal 1993 sales declined 1 percent from fiscal 1992. The Printing & Publishing, Jewelry and Graduation Products businesses within this segment all posted sales gains in fiscal 1994. Dollar sales of high school class rings increased, although the number of units sold was essentially stable compared with fiscal 1993. College class ring units sold declined from fiscal 1993. The Graduation Products sales increase stemmed from increases in the buy rates among students as well as an increase in the average amount purchased by each student. Both the Jostens Canada and U.S. Photography businesses within this segment reported sales declines. In Jostens Canada the unit volume was essentially flat, while currency exchange rate fluctuations accounted for most of the decline. The decline in U.S. Photography sales reflected a planned realignment of the dealer base to focus on more profitable business and more closely match the manufacturing capabilities of this business.

School Products showed operating profit improvements in fiscal 1994 due to a combination of cost improvements and modest price increases. Overall School Products operating profit was $73.5 million in fiscal 1994, up 83.8 percent from $40 million in fiscal 1993, which included restructuring costs of $36.5 million. Fiscal 1993 operating profit decreased 52.9 percent from 1992. Printing & Publishing reduced costs by improving its manufacturing efficiency through realigning particular printing jobs in specific plants. Jewelry improved materials and inventory management, as well as reduced the number of ring designs. This business also changed its manufacturing organization to a team-based environment, flattening the organization and improving productivity. U.S. Photography took major steps to maximize plant capacity utilization and effectiveness by closing leased facilities in Clinton, Miss., and Lake Forest, Calif., and transferring production to owned facilities in Webster, N.Y., Jackson, Miss., and Winnipeg, Manitoba, effective in fiscal 1995.

The School Products segment incurred $36.5 million of restructuring charges in fiscal 1993 (see Restructurings, Fiscal 1993). The School Products segment also increased its reserves in inventory, accounts receivable and overdrafts by $16.4 million in fiscal 1994 and $7.5 million in fiscal 1993 (see Changes in Estimates).

Jostens Learning Segment. For the year, Jostens Learning sales were $177.5 million, a decrease of 12 percent from the fiscal 1993 level of $201.6 million. Fiscal 1993 sales declined 8 percent from 1992. The decline in sales of software, hardware and service in fiscal 1994 stemmed from increased competition for school technology funds.

Jostens Learning posted an operating loss of $84.2 million in fiscal 1994, compared with an operating loss of $15.3 million in 1993 and operating profit of $23.4 million in 1992. The 1994 results stemmed from the $60.9 million restructuring charge as well as sales declines in software and service areas, and a shift in product sales from software to hardware, which has lower margins than software. As part of this restructuring, it is estimated the discontinuation of product lines will decrease future annual revenues by $55 million to $70 million. Revenue from the discontinued product lines was $68 million in 1994 and $76 million in 1993. Jostens Learning also incurred $10.4 million in restructuring charges in fiscal 1993 (see Restructurings, Fiscal 1994 and Fiscal 1993).

Recognition Segment. Recognition sales were up 10 percent from fiscal 1993 to $103.7 million. Fiscal 1993 sales declined 1 percent from 1992. Several new accounts were added in fiscal 1994, including AT&T, and sales to current customers also increased.


Recognition operating profit increased 10.5 percent to $9.5 million in fiscal 1994. Fiscal 1993 operating profit of $8.6 million was a 13.3 percent increase from fiscal 1992. Improvements in fiscal 1994 came from reducing costs as well as improving efficiency. The segment also realigned its sales force and reduced the number of organizational levels from nine to five.


FINANCIAL POSITION

Net working capital was $172.7 million at June 30, 1994, reflecting a current ratio of 1.8 to 1. Cash and short-term investments were $107.8 million, up from $13.6 million the previous year, due to the sale of the Sportswear business and improved cash flow from operations.

Accounts receivable decreased to $149.2 million from $201.2 million in 1993, due to the sale of the Sportswear business, lower sales at Jostens Learning, improved collections and change in estimate charges of $7.7 million (see Changes in Estimates).

Inventories decreased to $82.6 million in 1994 from $131.2 million in 1993, due to the sale of the Sportswear business, restructuring write-offs at Jostens Learning, reduced computer hardware inventory levels at Jostens Learning and change in estimate charges of $3.2 million (see Changes in Estimates).

Prepaid expenses decreased to $6.1 million in 1994 from $10.7 million in 1993, due to reduced royalties and commissions at Jostens Learning.

Other receivables decreased to $10.3 million in 1994 from $21.5 million in 1993 as a result of a reduction in the number of sales representatives under contract, change in estimate charges of $6 million taken in the third quarter of fiscal 1994 (see Changes in Estimates), and restructuring write-offs. The reduction is also due to a tax receivable of $3.7 million included in the fiscal 1993 balance. Fiscal 1994 current taxes are in a liability position.

Intangibles increased to $47.7 million in 1994 from $47 million in 1993. The increase was primarily due to the establishment of intangible assets related to additional minimum pension liability requirements of $5.5 million, offset by amortization of $2.3 million and write-offs of $3.2 million.

Net software development costs decreased to $29.4 million in 1994 from $52.7 million in 1993. The decrease was due to amortization of $15.5 million, write offs of $1.9 million due to the company's application of a net realizable value analysis and $25.3 million in writeoffs due to the restructuring, offset in part by the addition of $19.4 million of continuing software development costs.

Net property and equipment decreased to $75.8 million in 1994 from $88.9 million in 1993, primarily due to the sales of the Sportswear busi ness, the plaque facility and several parcels of land.

Accounts payable decreased to $33.2 million in 1994 from $54.2 million in 1993, due to reduced hardware purchases at Jostens Learning and the sale of the Sportswear business.

Salaries, wages and commissions increased to $68.4 million in 1994 from $62.6 million in fiscal 1993, primarily due to fiscal 1994 restructuring reserves in excess of fiscal 1993 restructuring reserves.

Accrued pension costs increased to $19.3 million in 1994 from $8.9 million in 1993, due to a lower than expected return on pension plan assets and a reduction in the discount rate to reflect current prevailing interest rates.

Generally, the company's cash requirements have been met with internally generated funds and through short-term borrowings. The seasonality of the businesses requires the interim financing of inventories and receivables. These short-term borrowings averaged $28.6 million in fiscal 1994 and reached a high of $87 million during the year. This compares with average short-term borrowings of $42.6 million and $38 million in fiscal 1993 and 1992, respectively, with highs of $83.3 million for fiscal 1993 and $93.9 million for fiscal 1992. The average interest rate paid on these borrowings was approximately 3.25 percent for fiscal 1994, compared with 4 percent for fiscal 1993 and 5.6 percent for fiscal 1992. Seasonal financing needs for 1995 will be covered under comparable credit arrangements.

Shareholders' investment declined 19 percent to $256.6 million, down from $315.7 million in 1993. This reduction is primarily attributable to dividends and the fiscal 1994 restructuring charges. Book value at June 30, 1994, was $5.64 per share versus $6.95 for the prior year.

Long-term debt, as a percentage of total capitalization, was 18 percent on June 30, 1994.


CAPITAL EXPENDITURES AND PRODUCT DEVELOPMENT

Capital expenditures were $15.2 million in fiscal 1994, compared with $20.9 million in 1993. The School Products segment accounted for $6.2 million, including computer system upgrades of $2.8 million and various other capital improvement projects. Jostens Learning, Recognition and corporate expended $4 million, $1.1 million and $3.9 million, respectively. About $21 million in capital additions are planned for fiscal 1995, including business systems upgrades involving new hardware and software platforms for the School Products segment.

Fiscal 1994 gross product development costs were approximately $32.3 million, compared with $46.9 million in the prior year. Fiscal 1995 product development costs are expected to be approximately $18 million. The decrease is due to the refocusing of Jostens Learning products on the K-12 marketplace and the conversion to one management system strategy. All development costs will be internally funded.

DIVIDENDS

Cash dividends paid to shareholders in 1994 totaled $40 million.The annual
dividend was 88 cents per share in fiscal 1994 and 1993, up 5    percent from
the 84cents paid in fiscal 1992.

RESTRUCTURINGS

Fiscal 1994

In the fourth quarter of fiscal 1994, Jostens recorded a total restructuring charge of $69.4 million ($45.3 million after tax, $1 per share), consisting of two components: Jostens Learning for $60.9 million and corporate for $8.5 million.

Jostens Learning: A change in management at Jostens Learning occurred in September 1993, when John Kernan, its chairman and chief executive officer, left the company.

In October 1993, Jostens engaged the management consulting firm of Bain & Company, Inc. (Bain) to thoroughly analyze the markets in which Jostens Learning competes, as well as Jostens Learning's position within those markets. Bain periodically discussed its progress with management and the Board of Directors, and presented the final results of its study to Jostens management in March 1994. The Bain study recommended a substantial restructuring of Jostens Learning to accomplish the objectives defined during the evaluation process.
In March 1994, Jostens Learning hired Stanley Sanderson as its new chief executive officer. Sanderson worked with Bain in developing a restructuring plan intended to address the issues raised in the Bain study. Sanderson has set a new direction for Jostens Learning that is consistent with the Bain study, and he reviewed this direction with the company's Board of Directors in April 1994. Management proposed and the board approved a restructuring plan for Jostens Learning, which was recorded in the fourth quarter of fiscal 1994. Under the plan, Jostens Learning will focus on the K-12 market and offer complete integrated learning systems as well as modular and stand-alone products. Specifically, Jostens Learning will: (1) develop educational software that runs on industry-standard systems and discontinue investments and development in proprietary systems; (2) sell its minority investments in education and technology companies; (3) exit the hardware business and rely on third-party vendors to provide hardware and services; and (4) establish a new model for providing customer training and service.
Jostens recognized a total restructuring charge related to Jostens Learning of $60.9 million. This charge was in the following areas: product development, $39.1 million; exit ancillary businesses, $7.3 mil lion; exit hardware sales and services, $4.1 million; and work-force reduction, $10.4 million.

1. Product Development: In recent years, Jostens Learning has invested heavily in new technologies. Jostens Learning's new strategy will return it to its successful core: developing software curriculum with a dedication to improving the delivery of instruction to children (K-12) through the teacher. Future products will focus on a narrower range of product offerings and operate from a single uniform management system, aiding the development process and streamlining the support and service required after the sale. This will result in the abandonment of certain capitalized software and a proprietary management system.

2. Exit Ancillary Businesses: Jostens Learning will exit ancillary lines of business in order to focus on its core business - the K-12 delivery of instruction. This involves selling both passive investments in other companies as well as operations that do not support this business strategy.

3. Exit Hardware Sales and Services: Jostens Learning has been in the hardware sales and servicing business to provide customers with "one-stop shopping." In order to focus its strengths on curriculum development, Jostens Learning has decided to stop providing hardware and maintenance and to select vendors to provide this for Jostens Learning. Jostens Learning does not expect to be able to fully recover the costs of its hardware inventory, and a reserve has been established for the estimated nonrecoverable amounts.

4. Work-Force Reduction: Jostens Learning is reducing complexity, as described above, by eliminating diverse businesses, adopting a single management system and supporting a simplified product offering. In addition, it is redesigning the in-field service provided to customers, and reducing the amount of product being developed, therefore, requiring less personnel. This will result in severance and relocation costs.

The formal plan covering all areas of restructuring will result in termination of approximately 500 employees, identified by job classification and location. Affected employees were notified of the general terms of the plan in early July 1994. Approximately one-half of the individuals affected were notified and terminated immediately, and all affected employees are expected to be terminated by the end of April 1995.

The company is currently implementing the Jostens Learning restructuring plan. With respect to product development, Jostens Learning has ceased all development work on its proprietary InterActive Media system. In addition, it has adopted a single management system strategy and has begun converting customers to a single system.

Shortly after the end of fiscal 1994, Jostens Learning sold its adult division to Centec Corp. and sold its minority investment in Optical Data Corp. to Cox Communications. Jostens Learning's efforts to exit the hardware sales and service business and reduce the work force are progressing.

Approximately $16.5 million ($9.9 million net of tax) of the charge to earnings related to the Jostens Learning restructuring plan reflects cash to be expended; the remainder represents asset write-offs and accruals for business dispositions. Of the cash expenses, net of tax, the company expects approximately $8.7 million to occur in fiscal 1995 and $1.2 million in fiscal 1996, all of which will be internally funded. The Jostens Learning restructuring is expected to reduce annual revenues and operating costs, with a net benefit of between $10 million and $15 million pre-tax after full implementation, primarily from reductions in amortization and headcount. The company expects Jostens Learning to improve from last year, but still operate at a loss in fiscal 1995 and return to profitability in fiscal 1996.

The company has lease commitments on facilities that will be abandoned in 1995 due to the headcount reductions at Jostens Learning.
The company estimates that the net cost of the commitment for these leases is between $4 million and $6 million after subletting, and will be accrued for when the facilities are vacated. The leases have lives varying from over one year to seven years. (See note on Commitments and Contingencies.)

Corporate: In fiscal 1994, Jostens hired Deloitte & Touche to conduct a study of the company's corporate overhead costs. Deloitte & Touche was requested to recommend how to reengineer the corporate staff functions to improve efficiency and effectiveness. The study, completed in the third quarter of fiscal 1994, recommended changing the management organization. To achieve the goals identified in the study, the company determined that approximately 150 positions needed to be eliminated. A formal plan identifying the number of people, functions and locations was developed and approved by the Board of Directors in the fourth quarter of 1994. Jostens initiated a work-force reduction effort consisting of a voluntary program followed by an involuntary reduction in force. The voluntary program concluded in the fourth quarter of fiscal 1994, with most of the terminations taking place by June 30, 1994. The success of the voluntary program resulted in a majority of the targeted reductions occurring in fiscal 1994 and some involuntary terminations in the first quarter of fiscal 1995.

Jostens recognized a restructuring charge of $8.5 million in the fourth quarter of fiscal 1994 to account for this event. Most of the $5.1 million (net of tax) cash outlay for this restructuring will occur in fiscal 1995 and will be funded internally. This restructuring is expected to reduce annual operating costs by $4 million to $6 million.

Fiscal 1993

The restructuring charge taken in 1993 for continuing operations totaled $50.6 million ($33.6 million after tax, 74 cents per share). It included $26.7 million for restructuring the U.S. Photography business, of which $7.9 million relates to goodwill write-offs ($5.6 million relating to the Portrait World acquisition in 1989 and $2.3 million relating to various smaller photography intangibles), $12.8 million relates to plant shutdowns, and $6 million relates primarily to write-offs of abandoned receivables from independent sales representatives and dealers. The remaining $23.9 million of restructuring charges includes $10.2 million primarily for headcount reductions and relocation expenses; $5 million to write off certain software development costs at Jostens Learning; and $8.7 million primarily for sales force restructuring and policy changes, including write-offs of abandoned receivables from terminated independent sales representatives. The accounts receivable balances, which would have ordinarily been collectible in the absence of the changes in the sales force, were abandoned as part of the territory consolidations and sales force terminations included in the sales force restructuring.

The restructuring accrual for fiscal 1993 decreased by $26.5 million from June 30, 1993, to June 30, 1994, due to the third-quarter disposition of the Sportswear business (see Discontinued Operations) and to payments totaling $11.5 million made in fiscal 1994. Two photography plants that were part of the 1993 restructuring were closed in April and June of 1994. The remaining restructuring accrual at June 30, 1994, is $11.6 million. The net-of-tax outlay is estimated to be paid for with internally generated funds in subsequent periods as follows: fiscal 1995, $4.8 million; fiscal 1996, $1.7 million; fiscal 1997 and beyond, $500,000.
It is estimated that the 1993 restructuring reduced annual operating costs by $3 million to $6 million.


DISCONTINUED OPERATIONS

In January 1994, Jostens sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million in cash. Jostens recognized an $18.5 million gain ($11 million after tax) on the sale, primarily because the Sportswear business had been written down by $15 million to its estimated net realizable value in the fiscal 1993 restructuring. The sale's future impact on continuing operations and cash flow is expected to be immaterial.

CHANGES IN ESTIMATES

In fiscal 1993, Jostens undertook a major restructuring primarily directed at its School Products businesses. For the first time, a significant reduction (20 percent) of its independent sales force in the Jewelry and Graduation Products businesses, along with a major realignment of the sales territories, occurred. This restructuring marked a substantial change in business conditions. It was no longer possible to grow by adding more sales representatives without also redefining and realigning territories. Increasing school consolidations caused overlaps between sales representatives, thus increasing the costs of managing territories, and more time was required in the sales process for each school by the sales representatives. As a result of these changes in its business conditions, the company recorded additional provisions in the fourth quarter of fiscal 1993 for obsolete inventory, accounts receivable and independent sales force overdrafts of $1 million, $1 million and $5.5 million, respectively. The revised estimates reduced pre-tax income for fiscal 1993 by $7.5 million (4.6 million after tax,10 cents per share).

In light of the ongoing ramifications of the fiscal 1993 restructuring, the separate fiscal 1994 review of Jostens Learning and changes in management and business practices, the company conducted an intensive review of its accounts and accounting practices. As a result of the review, which concluded at the end of the third quarter of fiscal 1994, Jostens increased reserves for inventories by $3.2 million, receivables by $7.7 million and overdrafts by $6 million to reflect amounts estimated not to be recoverable, based upon current facts and circumstances. The revised estimates reduced pre-tax income for fiscal 1994 by $16.9 million ($10.1 million after tax, 22 cents per share).

The changes in estimates are described more fully below:

  Inventory: The company has historically monitored inventory and written off obsolete inventory as identified, at least annually. Business volume growth remained below original plan in fiscal 1994, causing a build-up of dated and/or excessive inventories. Accordingly, the company conducted a business-by -business and individual product line review of its inventory. The company re-evaluated the adequacy of its reserves for obsolete inventories and, employing a more systematic methodology based on recent experience, determined that an additional charge for specifically identified obsolete inventory should be recorded, and a reserve should be established to reflect current business conditions. The charge to earnings in the third quarter for this was $3.2 million.

  Accounts Receivable: Similar to inventory, management has revised its estimates for uncollectible accounts receivable based upon its intensive review. In particular, one account for which reserves had been increased substantially in 1993 continued to deteriorate and resulted in a contract termination and a new contract in late 1994 to facilitate cash collections on accounts receivable. Specific reserves for the estimated uncollectability of this account receivable were increased $3.3 million. The company also increased specific reserves for other accounts deemed to be not fully recoverable. As a result of the review, an additional charge of $4.4 million was recorded.

  Overdrafts: The company provides its independent sales representatives with cash draws throughout the year which are netted against their annual earned commissions. It is not unusual for new sales representa tives or those in new territories to earn less commissions than the established draws for a period of several years, creating an "overdraft" situation. Such overdrafts are then reduced in subsequent years through earned commissions.

  At the end of fiscal 1993, a restructuring of the sales force occurred which realigned territories and eliminated about 20 percent of the sales force. Overdrafts of $3.2 million applicable to this group thus became uncollectible and were accordingly classified with the fourth-quarter 1993 restructuring. Also, at the end of fiscal 1993, all cash advances to continuing sales representatives were examined for collectability, taking into consideration the newly realigned territories and the sales costs experienced by sales representatives. The company recorded in the fourth quarter of 1993 an additional charge of $5.5 million.

  In the third quarter of fiscal 1994, based upon the continuing assessment of the results of the restructuring in light of the new business environment, the company determined that a change in estimate was appropriate to reflect both specifically identified additional over drafts that are estimated to be unrecoverable as well as the establish ment of general reserves to reflect recent experience. An additional charge of $6 million was recorded.


RESTATEMENT

After its fiscal 1993 restructuring, Jostens began centralizing and stan dardizing business practices, and management reviewed the company's ac counting policies and procedures to (1) ensure that they appropriately reflected the way the company was conducting its business in the wake of the fiscal 1993 restructuring, and (2) to determine whether previously identified audit differences, which were immaterial individually and in the aggregate in prior periods, cumulatively had become more significant given the changes in shareholders' investment.

During the first three quarters of fiscal 1994, Jostens conducted this review and consulted with Ernst & Young, its independent auditors. The company determined that the impact on shareholders' investment of the 1993 and 1994 restructurings, as well as the changes in business practices (combined with the company's desire to conform its basic policies to generally accepted accounting principles regardless of the immateriality of these previously identified differences), necessitated the restatement. (See note on Restatement.)








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

The independent auditors provide an independent review of the financial statements and the fairness of the information presented therein.
The Audit Committee of the Board of Directors, comprised solely of outside directors, meets regularly with management, the company's internal auditors and its independent auditors to review audit activities, internal controls and other accounting, reporting and financial matters. Both the independent auditors and internal auditors have unrestricted access to the Audit Committee.




/s/Trudy A. Rautio
Vice President and Controller




/s/Robert C. Buhrmaster
President and Chief Executive Officer


Minneapolis, Minnesota
August 5, 1994





REPORT OF INDEPENDENT AUDITORS

To the Stockholders of Jostens Inc.:

We have audited the accompanying consolidated balance sheets of Jostens Inc. and subsidiaries as of June 30, 1994 and 1993, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three years in the period ended June 30, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jostens Inc. and subsidiaries at June 30, 1994 and 1993, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

As discussed in the notes to the financial statements, prior years' financial statements have been restated, and in 1993 the company changed its method of accounting for income taxes and postretirement benefits other than pensions.

Ernst & Young LLP
Minneapolis, Minnesota
August 5, 1994



STATEMENTS OF CONSOLIDATED OPERATIONS
Jostens Inc. and Subsidiaries (Dollars
in thousands, except per-share data)
                                                  Years ended June 30
                                               1994     1993     1992
                                                     (Restated)(Restated)

NET SALES                                    $827,338 $836,421  $858,530
Cost of products sold                         426,482  424,543   427,825
                                              400,856  411,878   430,705

Selling and administrative expenses           360,295  351,574   323,599
Restructuring charges                          69,359   50,581         -

OPERATING INCOME (LOSS)                       (28,798)   9,723   107,106

Interest income                                 1,823    2,094     1,415
Interest expense                               (6,803)  (7,746)   (9,864)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                           (33,778)   4,071    98,657

Income taxes                                   (7,432)   4,623    38,319

INCOME (LOSS) FROM CONTINUING OPERATIONS      (26,346)    (552)   60,338

DISCONTINUED OPERATIONS:
 Loss from operations, net of tax                (810)  (7,970)   (1,169)
 Gain on sale, net of tax                      10,987        -         -

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX                             -   (4,150)        -

NET INCOME (LOSS)                            $(16,169)$(12,672) $ 59,169

EARNINGS (LOSS) PER COMMON SHARE
Continuing operations                        $   (.58)$   (.01) $   1.34
Loss from discontinued operations                (.02)    (.18)     (.02)
Gain on sale of discontinued operations           .24        -         -
Cumulative effect of change in accounting
  principle                                         -     (.09)        -

Net Income(Loss)                             $   (.36)$   (.28) $   1.32



See notes to consolidated financial statements


CONSOLIDATED BALANCE SHEETS
Jostens Inc. and Subsidiaries
(Dollars in thousands)

                                                   June 30
                                               1994      1993
                                                      (Restated)

ASSETS

CURRENT ASSETS

 Cash and short-term investments               $107,827  $ 13,564
 Accounts receivable, net of allowance
   of $13,749 and $6,869, respectively          149,206   201,202

 Inventories
   Finished products                             28,026     41,773
   Work-in-process                               23,879     46,580
   Materials and supplies                        30,733     42,833
                                                 82,638    131,186

 Deferred income taxes                           39,985     23,449
 Prepaid expenses                                 6,123     10,700
 Other receivables                               10,338     21,485

     Total Current Assets                       396,117    401,586

OTHER ASSETS

 Intangibles                                     47,737     47,005
 Software development costs                      29,356     52,724
 Other                                           20,850     23,247

     Total Other Assets                          97,943    122,976


PROPERTY AND EQUIPMENT
 Land                                             5,277      7,032
 Buildings                                       38,131     44,288
 Machinery and equipment                        164,233    167,571
                                                207,641    218,891

 Accumulated depreciation                      (131,870)  (130,003)

     Total Property and Equipment                75,771     88,888
                                               $569,831   $613,450



See notes to consolidated financial statements


                                                   June 30
                                               1994      1993
                                                      (Restated)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES

 Accounts payable                            $ 33,192 $ 54,230
 Salaries, wages and commissions               68,394   62,619
 Customer deposits                             36,080   34,621
 Other accrued liabilities                     48,749   45,541
 Dividends payable                             10,001    9,993
 Deferred revenue                              11,820    8,814
 Income taxes                                  14,663        -
 Current maturities on long-term debt             495      494

     Total Current Liabilities                223,394  216,312

LONG-TERM DEBT - LESS CURRENT MATURITIES       54,267   54,843

DEFERRED INCOME TAXES                           5,943   10,661

ACCRUED PENSION COSTS                          19,291    8,901

OTHER NON-CURRENT LIABILITIES                  10,355    7,015

COMMITMENTS AND CONTINGENCIES                       -        -

SHAREHOLDERS' INVESTMENT

 Preferred shares, $1.00 par value:
   Authorized 4,000 shares
   None issued                                      -        -
 Common shares, $ .33 1/3 par value:
   Authorized 100,000 shares
   Issued 1994 - 45,482; 1993 - 45,425         15,160   15,142
 Capital surplus                              152,996  152,312
 Retained earnings                             92,855  151,013
 Foreign currency translation adjustment       (4,430)  (2,749)

     Total Shareholders' Investment           256,581  315,718

                                             $569,831 $613,450



STATEMENTS OF CONSOLIDATED CASH FLOWS
Jostens Inc. and Subsidiaries

(Dollars in thousands)                          Years ended June 30
                                               1994     1993     1992
                                                     (Restated)(Restated)
OPERATING ACTIVITIES
 Net income (loss)                           $(16,169) $(12,672) $ 59,169
 Depreciation and amortization                 38,927    34,896    29,300
 Non-cash restructuring charges                27,333    10,624         -
 Deferred income taxes                        (21,254)  (14,427)    8,585
 Gain on sale of discontinued operations      (10,987)        -         -
 Changes in assets and liabilities, net of
  effects from sale of discontinued operations:
   Accounts receivable                         37,000    15,470    (8,099)
   Inventories                                 26,333  (13,325)       532
   Prepaid expenses                             4,577   (3,562)    (1,383)
   Accounts payable                           (19,396)   5,596     18,987
   Other                                       58,747   41,796     (9,205)

                                              125,111   64,396     97,886
INVESTING ACTIVITIES
 Capital expenditures                         (15,202) (20,900)   (20,428)
 Software development costs                   (19,437) (27,515)   (22,145)
 Minority investments                            (144)  (1,824)    (2,031)
 Net proceeds from sale of
  discontinued operations                      43,808        -          -
 Sale of Broderbund investment                      -        -     19,522

                                                9,025  (50,239)   (25,082)
FINANCING ACTIVITIES
 Cash dividends                               (39,999) (40,798)   (34,539)
 Exercise of stock options                        702    5,721      4,159
 Reduction in long-term debt                     (576) (24,126)   (24,444)
 Issuance of medium-term notes                      -        -     50,000
 Short-term borrowing                               -        -    (35,231)
                                              (39,873) (59,203)   (40,055)

CHANGE IN CASH AND SHORT-TERM INVESTMENTS      94,263  (45,046)    32,749

CASH AND SHORT-TERM INVESTMENTS,
  BEGINNING OF YEAR                            13,564   58,610     25,861

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR $107,827 $ 13,564   $ 58,610


See notes to consolidated financial statements



STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' INVESTMENT
Jostens Inc. and Subsidiaries


                                                                                  Cumulative
(Dollars in thousands, except                Common Shares    Capital  Retained  Translation
per share data)                             Number   Amount   Surplus  Earnings   Adjustment

Balance-June 30, 1991
  Previously reported                       44,733  $14,911  $130,482  $186,272   $(1,170)
Effect of restatement                                           9,520    (6,419)

Balance-June 30, 1991 (Restated)            44,733   14,911   140,002   179,853    (1,170)
  Net employee stock options
     exercised                                 270       90     3,697
 Transactions of pooled company                 30        9       363
 Net income                                                              59,169
 Cash dividends of $0.84 per share                                      (34,539)
 Tax benefit of stock options                                   2,008
 Change in cumulative translation adjustment                                          332

Balance-June 30, 1992 (Restated)            45,033   15,010   146,070   204,483      (838)
  Net employee stock options
     exercised                                 194       65     3,217
  Transactions of pooled company               198       67     2,372
  Net loss                                                              (12,672)
  Cash dividends of $0.88 per share                                     (40,798)
  Tax benefit of stock options                                    653
  Change in cumulative translation adjustment                                      (1,911)

Balance-June 30, 1993 (Restated)            45,425   15,142   152,312   151,013    (2,749)
  Net employee stock options
     exercised                                  57       18     1,203
  Net loss                                                              (16,169)
  Cash dividends of $0.88 per share                                     (39,999)
  Change in cumulative translation adjustment                                      (1,681)
  Restricted stock grants                                       (519)
  Adjustment in minimum pension liability                                (1,990)

Balance-June 30, 1994                       45,482  $15,160  $152,996  $ 92,855   $(4,430)



See notes to consolidated financial statements




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jostens Inc. and Subsidiaries




SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of the company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Cash Equivalents and Cash Flows. For purposes of reporting cash flows, cash and short-term investments include cash on hand, time deposits and commercial paper. Short-term investments have an original maturity of three months or less. Total cash payments for income taxes and interest were $8.9 million, $24.2 million, and $33.4 million, and $5.9 million, $7.5 million, and $8.5 million respectively, for 1994, 1993 and 1992.

SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, must be adopted no later than fiscal 1995. The implementation of this statement is not expected to have a material impact on the results of operations. Marketable securities, which consist of commercial paper, are recorded at cost that approximates market.

Inventories. Gold and certain other inventories aggregating $4.1 million at June 30, 1994, and $2.2 million at June 30, 1993, are stated at the lower of last-in, first-out (LIFO) cost or market, and are $13.8 million and $13.1 million lower in the respective years than such inventories deter mined under the lower of first-in, first-out (FIFO) cost or market. All other inventories are stated at the lower of FIFO cost or market.

Inventory Obsolescence. The company's policy is to employ a systematic methodology that includes quarterly evaluations of inventory, based upon business trends, to specifically identify obsolete, slow-moving and nonsalable inventory. Inventory reserves are evaluated quarterly to ensure they continually reflect current business environment and trends.

Intangibles. Intangibles primarily represent the excess of the purchase price over the fair value of the net tangible assets of acquired businesses. Intangibles are being amortized over various periods of up to 40 years. The company recognized an intangible asset relating to additional minimum pension liability of $5.5 million in 1994. Accumulated amortization at June 30, 1994 and 1993, was $23.2 million and $21.7 million, respectively. The carrying value of intangible assets is assessed annually and/or when factors indicating an impairment are present. The company employs an undiscounted cash flow method of assessment for these assets.

Software Development Costs. Jostens Learning capitalizes software development costs when the project reaches technological feasibility and ceases capitalization when the product is ready for release. Research and development costs related to software development that has not reached technological feasibility are expensed as incurred. Software development costs are amortized on the straight-line method over a maximum of five years or the expected life of the product, whichever is less. Amortization of capitalized software costs for June 30, 1994, 1993 and 1992, was $15.5 million, $10.9 million and $6 million, respectively. Accumulated amortization at June 30, 1994 and 1993, was $35 million and $30.9 million, respectively. Research and development expense charged to operations was $12.9 million, $17.6 million and $13.2 million in 1994, 1993 and 1992, respectively. The company performs a net realizability evaluation of its software products. The company recognized a $1.9 million write-off of software in 1994 as a result of the evaluation, in addition to $25.3 million and $5 million written off in the restructurings of fiscal 1994 and 1993, respectively. No write-offs were recognized in 1993 or 1992 due to impairment of net realizable value.

Depreciation. Depreciation on buildings, machinery and equipment is provided principally on the straight-line method for financial reporting purposes over their estimated useful lives: buildings, 15 to 40 years; machinery and equipment, three to 10 years. Depreciation expense charged to operations was $19.2 million, $20.4 million and $20.2 million in 1994, 1993 and 1992, respectively.

Income Taxes. Effective in fiscal 1993, the company adopted SFAS No.109, Accounting for Income Taxes, by restating prior years. This statement requires a change from the deferred method of accounting for income taxes to the asset and liability method of accounting for income taxes. Under this approach, deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

Revenue Recognition. Jostens Learning recognizes revenue for hardware and software upon shipment of the product, provided that no significant vendor or post-contractor obligations remain outstanding and collection of the resulting receivable is deemed probable. Revenue generated from service contracts and post-contract customer support on software is recognized ratably over the period of the contract. The revenue recognition for instruction and user training is part of the service contract recognized ratably over the life of the contract. For insignificant vendor and post contract obligations remaining at the time of shipment, the company's policy is to accrue all such obligations. Deferred revenue comprises payments received in advance of revenue recognized on contracts. For all other Jostens businesses, revenue is recognized upon shipment of the product.

Sales Returns and Warranty Costs. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information adjusted for current trends.

Translation of Foreign Currencies. Assets and liabilities are translated at the current exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of equity.

Earnings Per Common Share. Earnings per share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon the exercise of dilutive stock options is not material.

Postemployment Benefits. SFAS No.112, Employers' Accounting for
Postemployment Benefits, must be adopted no later than fiscal 1995. Adopting this statement is expected to result in a $1.1 million charge to operations in the first quarter of fiscal 1995.

Reclassification. Certain 1993 and 1992 balances have been reclassified to conform to the 1994 presentation.


RESTRUCTURING CHARGES

Fiscal 1994

The company recorded a restructuring charge of $69.4 million ($45.3 million after tax, $1 per share) in the fourth quarter of fiscal 1994, including charges of $60.9 million for Jostens Learning and $8.5 million for reduced headcount in the company's general and administrative functions.

The restructuring charge relating to Jostens Learning includes $39.1 million to focus its product development. This involves abandoning certain capitalized software and proprietary management systems. The remaining restructuring charge relating to Jostens Learning includes $7.3 million to exit both direct and indirect investments in three ancillary lines of business, $4.1 million to exit the hardware sales and service business, and $10.4 million for work force reduction.

Total fiscal 1994 restructuring charges included $40.7 million of asset write-offs and $28.7 million of accruals, of which $28.2 million remain at June 30, 1994. The accruals are classified as follows: $13.7 million classified in other liabilities, including $3.7 million relating to business dispositions, $200,000 in accounts payable and $14.3 million in salaries, wages and commissions.

Fiscal 1993

In the fourth quarter of fiscal 1993, the company recorded a $50.6 million ($33.6 million after tax, 74 cents per share) restructuring charge for continuing operations. The charge included $26.7 million for restructuring the U.S. Photography business, of which $7.9 million related to goodwill write-offs ($5.6 million relating to the Portrait World acquisition in 1989 and $2.3 million in various smaller photography intangibles), $12.8 million related to plant shutdowns and $6 million related primarily to write-offs of abandoned receivables from independent sales representatives and dealers. The remaining $23.9 million of restructuring charges included $10.2 million primarily for headcount reductions and relocation expenses; $5 million for the write-off of certain software development costs at Jostens Learning; and $8.7 million primarily for sales force restructuring and policy changes, including write-offs of abandoned receivables from terminated independent sales representatives. The accounts receivable balances, which would have ordinarily been collectible in the absence of the changes in the sales force, were abandoned as part of the territory consolidations and sales force terminations resulting from the sales force restructuring.

Prior to reclassification, the 1993 restructuring also included $15 million to write down the carrying value of the Sportswear business to its net realizable value. The $15 million related to the sale of Sportswear in 1994 was reclassified as part of a discontinued operation. (See note on Discontinued Operations.)

The restructuring charges taken in fiscal 1993 have a remaining accrual of $11.6 million as of June 30, 1994, relating to plant shutdown costs and long-term leases. Cash payments made on the accruals in fiscal 1994 were approximately $11.5 million.


DISCONTINUED OPERATIONS

In January 1994, Jostens sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million in cash. Jostens recognized an $18.5 million gain ($11 million after tax) on the sale, primarily because the Sportswear business had been written down by $15 million to its estimated net realizable value in the fiscal 1993 restructuring. Revenues and income tax benefits related to the Sportswear business were $52.1 million, $82.8 million and $68.5 million, and $500,000, $4.9 million and $800,000, respectively, for 1994, 1993 and 1992. Prior-year amounts have been reclassified to present Sportswear as a discontinued operation.


CHANGES IN ACCOUNTING ESTIMATES

As a result of a review that concluded at the end of the third quarter of fiscal 1994, the company increased reserves for inventories, receivables and overdrafts from independent sales representatives to reflect amounts estimated not to be recoverable, based upon current facts and circumstances. The revised estimates reduced pre-tax income for fiscal 1994 by $16.9 million ($10.1 million after tax, 22 cents per share).


RESTATEMENT

The financial statements for the last five fiscal years have been restated because the company has revised the accounting treatment of several items to more fully conform its accounting policies and practices to generally accepted accounting principles. The restatement increased shareholders' investment at June 30, 1993, by $2.4 million. Income from continuing operations after income taxes and net income were reduced by $600,000 (1 cent per share) and $2.8 million (6 cents per share) for the years ended June 30, 1993 and 1992, respectively. Amounts reflected in the restated June 30, 1993, balance sheet include: (1) establishing reserves for vacation pay, sales returns and allowances, and a supplemental executive retirement plan aggregating $20.7 million; (2) reducing the fiscal 1993 restructuring charge by $5 million to reinstate goodwill that was incorrectly deemed to be impaired; (3) increasing capital surplus by $2.4 million for stock appreciation rights canceled in prior years, previously classified as a liability; (4) increasing capital surplus by $10.7 million for tax benefits from prior years' disqualifying disposition of stock options, previously recorded as a tax liability (including $7.5 million that had been reclassified in fiscal 1993 from tax liability to reserves for overdrafts, receivables and inventories); and (5) recording $2.7 million in additional tax benefits from operating loss carryforwards. The company had not previously made these accounting adjustments because they were immaterial individually and in the aggregate to its financial position and results of operations in the previous years to which they relate.

ACQUISITIONS

In August 1992, Jostens acquired Wicat Systems Inc., a provider of technology-based learning systems for the education and aviation markets. The transaction was effected through the exchange of approximately 4.1 million common shares of the company for all of the issued and outstanding shares of Wicat. The merger has been accounted for as a pooling of interests; accordingly, all financial data for periods prior to the merger have been restated to include the results of Wicat.

   Net sales, net income and earnings per share for the 1992 fiscal year preceding the merger were as follows:

   (Dollars in thousands, except per-share data)

                                  Net      Net     Earnings
                                 Sales    Income   Per Share

   Jostens                     $810,758  $58,608     $1.44
   Wicat                         47,772      561

   Combined                    $858,530  $59,169     $1.32







   LONG-TERM DEBT AND OTHER BORROWINGS

   Long-term debt consists of the following:

                                                June 30
   (Dollars in thousands)                    1994      1993

   Medium-term notes, due in August 1996,
    plus interest at 8.02%                  $ 50,000 $ 50,000
   6.75% revenue bonds, covering
    general offices, due in January 2004       3,600    3,600
   Other                                       1,162    1,737
                                              54,762   55,337
   Less current maturities                       495      494

                                            $ 54,267 $ 54,843

Annual maturities on long-term debt are $400,000 in 1996, $50 million in 1997, zero in 1998, zero in 1999 and $3.9 million thereafter.

During fiscal 1994, Jostens had unsecured lines of credit with four banks totaling $110 million, under which the company could either borrow on a short-term basis or use the bank's credit to support the issuance of short-term commercial paper. In addition, the company had unsecured demand facilities with two banks totalling $55 million. Such credit arrangements are renegotiated periodically based on the anticipated seasonal needs for short-term financing. In compensation for its credit arrangements, the company incurred certain commitment fees, which were not significant.


INCOME TAXES

Income (loss) from continuing operations before taxes, discontinued operations and change in accounting principle was as follows:

(Dollars in thousands)                      1994       1993     1992
                                                    (Restated)(Restated)

Domestic                                 $(40,177)  $ (4,547) $ 94,023
Foreign                                     6,399      8,618     4,634

                                         $(33,778)  $  4,071  $ 98,657

The components of the provision for income taxes attributable to earnings from continuing operations were as follows:


(Dollars in thousands)                     1994       1993       1992
                                                   (Restated) (Restated)

Federal                                  $ 10,857   $  8,187  $ 22,081
State                                       3,742      1,755     4,406
Foreign                                     2,603      3,688     3,285
                                           17,202     13,630    29,772
Deferred                                  (24,634)    (9,007)    8,547

                                         $ (7,432)  $  4,623  $ 38,319

The following summarizes the differences between income taxes computed at the U.S. statutory rate and income tax expense from continuing operations for financial reporting purposes:

(Dollars in thousands)                      1994      1993     1992
                                                   (Restated)(Restated)

Tax at U.S. statutory rate               $(11,822)  $  1,384  $ 33,543
State income taxes, net of federal
 income tax benefit                           474        252     3,961
Nondeductible restructuring charges         1,960      1,354         -
All other, net                              1,956      1,633       815

                                         $ (7,432)  $  4,623  $ 38,319

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets as of June 30, 1994 and 1993, were as follows:


   (Dollars in thousands)                      1994       1993
                                                       (Restated)
   Deferred Tax Liabilities
    Capitalized software development costs   $ 11,596  $  19,068
    Tax over book depreciation                  3,869      4,404
    Other, net                                  5,549     11,058

    Net Deferred Tax Liability                 21,014     34,530

   Deferred Tax Assets
    Restructuring charges                      18,689     16,586
    Net operating loss and tax credit
      carryforwards of acquired companies      10,356     12,455
    Allowance for doubtful accounts             7,063      2,876
    Sales representatives' overdraft reserve    3,657      2,118
    Sales returns and allowances                3,401      3,362
    Postretirement benefits                     2,933      2,598
    Pension plans                               4,994      3,314
    Other, net                                  7,605      7,556
                                               58,698     50,865
    Valuation Allowance                        (3,642)    (3,547)
    Net Deferred Tax Assets                    55,056     47,318

    Net Deferred Tax Asset                  $ (34,042) $ (12,788)


At June 30, 1994, the company has net operating loss carryforwards from business acquisitions of $25.2 million for federal income tax purposes that expire in the years 1998 through 2004. The company also has investment tax credit and research and experimentation tax credit carryforwards of $1.5 million that expire in the years 1998 through 2004.

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

During 1994, the company recorded an adjustment of $8.8 million to recognize the minimum pension liability required by the SFAS No.87, Employers' Accounting for Pensions. The adjustment, which had no effect on 1994 income, was offset by recording an intangible asset in the amount of $5.5 million and a reduction in shareholders' investment of $2 million after tax, as required by SFAS No.87.

In 1986, the company established a supplemental executive retirement plan funded by life insurance on the plan participants. While the plan is designed to be self-funding, based upon the life insurance proceeds purchased on behalf of the plan participants, this plan meets the guidelines of SFAS No.87, resulting in a liability of $8.4 million and $8 million as of June 30, 1994 and 1993, respectively.
The components of pension cost and the funded status were as follows:

(Dollars in thousands)                          1994    1993    1992

Service cost                                  $ 3,254 $ 3,209  $ 3,551
Interest on projected benefit obligation        6,925   6,083    5,797
Return on assets - actual loss (gain)             326  (6,164)  (6,964)
                - deferred                     (6,978)     93    1,273
Amortization                                     (359)   (527)      (6)

Pension Cost                                  $ 3,168 $ 2,694  $ 3,651


                                                   June 30, 1994
                                          Plans whose        Plans whose
                                          assets exceed      accrued benefits
                                          accrued benefits   exceed assets
Vested benefit obligation                   $ 34,743         $ 52,664
Accumulated benefit obligation                37,795           54,467
Projected benefit obligation                  45,736           55,839
Fair value of plan assets                     49,304           36,069

Plan assets in excess of (less than)
  projected benefit obligation              $  3,568         $(19,770)
Unrecognized net (gain) loss                  (6,951)           7,075
Unrecognized prior service cost                8,094            5,680
Unrecognized net (asset) at transition        (5,679)          (2,523)
Adjustment required to recognize
  minimum liability                                -           (8,785)
Net Pension Asset (Liability) in
  Consolidated Balance Sheets               $   (968)        $(18,323)

                                                   June 30, 1993
                                           Plans whose       Plans whose
                                           assets exceed     accrued benefits
                                           accrued benefits  exceed assets

Vested benefit obligation                   $ 64,710         $ 11,586
Accumulated benefit obligation                68,500           12,251
Projected benefit obligation                  77,548           13,458
Fair value of plan assets                     86,725                -

Plan assets in excess of (less than)
  projected benefit obligation              $  9,177         $(13,458)
Unrecognized net (gain)                      (11,052)            (397)
Unrecognized prior service cost               13,899            2,027
Unrecognized net (asset) liability
  at transition                               (9,259)             162
Net Pension Asset (Liability) in
  Consolidated Balance Sheets               $  2,765         $(11,666)


Plan assets consist primarily of corporate and U.S.government debt, real estate and corporate equity, including $3.6 million of the company's common stock.

The assumptions used in determining the components of pension cost and the funded status were as follows:
                                                1994    1993   1992

   Weighted average discount rates              7.5%    8.0%   8.0%
   Rates of increase in compensation            5.0%    6.0%   6.0%
   Expected rate of return on assets            8.0%    8.0%   8.0%

In conjunction with the divestiture of Sportswear, accrued benefits under the applicable defined-benefit pension plans were frozen and active participants became fully vested. The plans' trustee will continue to maintain and invest plan assets and will administer benefit payments. In accordance with SFAS No.88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans, a loss of $700,000 was included in the gain on disposal of Sportswear.

The company's retirement savings plan, which covers substantially all nonunion employees, provides for a matching contribution by the company on amounts, limited to 6 percent of compensation, contributed by employees. The company's contribution for the years ended June 30, 1994, 1993 and 1992, was $2.4 million, $1.8 million and $1.4 million, respectively, representing 50 percent of eligible employee contributions in 1994, 33.3 percent in 1993 and 25 percent in 1992.


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Jostens provides medical insurance benefits for substantially all retirees. Employees who retired prior to June 30, 1992, pay medical contributions at an amount either frozen at retirement or at a fixed percentage of the plan costs prior to age 65. Employees retiring after that date receive only a fixed dollar contribution toward coverage prior to age 65. The fixed dollar contribution is based on vested service at retirement and is not projected to increase in the future.

In fiscal 1993, Jostens adopted SFAS No.106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires the accrual of postretirement benefit costs during the years an employee provides services. The unfunded obligation of $6.7 million ($4.2 million after tax) was charged against earnings, effective as of the beginning of the year. The cost of these benefits in fiscal 1992 was $600,000, which was recognized as a charge to income in the year the benefits were paid. The costs of these benefits under SFAS No.106 were as follows:

(Dollars in thousands)                                 1994          1993
Postretirement Benefit Cost
Service cost of benefits earned                      $    77       $   92
Interest cost of benefit obligation                      466          523
Amortization of unrecognized prior service cost           (7)           -
                                                     $   536       $  615

The actuarial present value of postretirement benefit obligations and the amount reported in the consolidated balance sheets as of June 30, 1994 and 1993, were as follows:


(Dollars in thousands)                                1994          1993

Accumulated Postretirement Benefit Obligations
Retirees                                             $5,594        $5,177
Fully eligible active participants                       97           139
Other active participants                             1,140         1,432
                                                      6,831         6,748
Unrecognized prior service cost                          92             -
Unrecognized net gain                                   503           267
                                                     $7,426        $7,015

The assumptions used in determining the benefit obligation in fiscal 1994 included a medical plan cost trend rate of 14.5 percent, declining to 7.9 percent in the year 2000, and a weighted average discount rate of 7.5 percent. Fiscal 1993 assumptions included a medical plan cost trend rate of 15 percent, declining to 6 percent in the year 2002, and a weighted average discount rate of 8 percent. A one-percentage-point increase in the assumed health care cost trend rates for each future year increases the accumulated postretirement benefit obligation for health care benefits by approximately $500,000 with minimal impact on interest cost and no impact on service cost, since benefits for future retirees are defined dollar benefits unrelated to health care benefits.


COMMITMENTS AND CONTINGENCIES

The company's noncancelable minimum rental commitments for facilities and equipment are $9.6 million in fiscal 1995, $7.1 million in 1996, $ 6.1 million in 1997, $3.1 million in 1998, $2.4 million in 1999 and $6.6 million thereafter. Operating lease rental expenses were $11.7 million in 1994, $10.7 million in 1993 and $10 million in 1992.

Jostens has forward contracts of $25.7 million for commitments to purchase 65,000 ounces of gold that mature at various times in fiscal 1995 with prices ranging from $368 to $402 per ounce.

Jostens is a party to litigation arising in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on the company's results of operations and financial position, if any, for the disposition of these matters will not be material.


STOCK OPTIONS AND RESTRICTED STOCK

Under stock option plans, Jostens has granted options to key employees to purchase common shares of the company at 100 percent of the market price on the dates the options are granted. The following summarizes the changes in stock options outstanding:
                                       Options Outstanding
(In thousands)                       1994    1993      1992

Beginning of year                    2,446   2,181    2,138
Granted                                463     521      427
Exercised                              (26)   (200)    (339)
Canceled                              (483)    (56)     (45)
End of Year                          2,400   2,446    2,181

At June 30, 1994, the exercise price on outstanding options ranged from $1.21 to $34.19 per share, and approximately 1.1 million common shares were reserved for future grants under the stock option plans. As of June 30, 1994, 1.4 million options were exercisable under stock option plans.

Jostens Learning, under its stock option plan, may grant options to key employees to purchase common shares of Jostens Learning at the fair market value on the date the options are granted. Options to purchase up to 21.2 million shares, or approximately 15 percent of the total outstanding shares, may be granted under the plan. Options vest at 20 percent per year commencing one year from the date of grant. The shares acquired upon exercise of the options may be put to or called by Jostens Learning at the then-current fair market value, after a specified holding period. Option shares may first be put or called in 1995. The company may elect to purchase the Jostens Learning shares for cash or Jostens common shares. As of June 30, 1994, options for 9.7 million shares were outstanding at exercise prices ranging from $1.15 to $3.21 per share, of which
3.2 million shares were exercisable. The fair value of the stock at June 30, 1994, was below the lowest exercise price.

Jostens maintains a stock incentive plan, which includes the grant of restricted stock awards. The plan was approved by shareholders Oct. 22, 1992. Shares of restricted stock issued under the plan are subject to transfer restrictions based on the continuous employment of the employee, other than retirement, and/or performance criteria. Participants have voting, liquidation and other rights with respect to shares of common stock issued to the participant as a restricted stock award. Restricted stock awards based solely on continuous employment of the employee granted and outstanding as of June 30, 1994, totaled 4,500 shares. Holders of these restricted stock awards receive dividends paid on the common stock. Restricted stock awards based on the achievement of established goals granted and outstanding as of June 30, 1994, totaled 30,000 shares. Holders of these restricted stock awards do not receive dividends paid on the common stock.


SHAREHOLDER RIGHTS PLAN

In August 1988, the Board of Directors declared a distribution to shareholders of one common share purchase right for each outstanding common share. Each right entitles the holder to purchase one common share at an exercise price of $60. The rights become exercisable if a person acquires 20 percent or more, or announces a tender offer for 25 percent or more, of the company's common shares. If a person acquires at least 25 percent of the company's outstanding shares, each right will entitle the holder to purchase the company's common shares having a market value of twice the exercise price of the right. If the company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the acquiring company at a similar 50 percent discount. The rights, which expire in August 1998, may be redeemed by the company at a price of 1 cent per right at any time prior to the 30th day after a person has acquired at least 20 percent of the company's outstanding shares.


BUSINESS SEGMENT INFORMATION

The company's operations are classified into three business segments: school based recognition products and services (School Products), technology-based educational products and services (Jostens Learning), and corporate recognition and performance incentive products and services (Recognition).

The School Products segment manufactures and sells school-based recognition products and services including yearbooks, class rings, graduation products and student photography packages, as well as customized products for university alumni.

Jostens Learning produces technology-based educational programs for kindergarten through grade 12. The segment also develops, markets and services technology based learning improvement solutions to end users in the aviation market.
The business consists of hardware, software and service components.

Operations within the Recognition segment include the manufacture and sale of customized sales, service and performance awards.

Operating income(loss) from continuing operations by business segment is defined as sales less operating costs and expenses. Income and expense not allocated to business segments include investment income, interest expense and corporate administrative costs.

Identifiable assets are those assets used exclusively in the operations of each business segment and are reflected after elimination of intercompany balances. Corporate assets are principally comprised of cash, short-term investments, deferred income tax assets and certain property and equipment.

Financial information by reportable business segment is included in the following summary:

(Dollars in thousands)        1994      1993      1992
                                      (Restated)(Restated)
Net Sales
 School Products             $546,191   $540,691  $543,961
 Jostens Learning             177,469    201,624   219,314
 Recognition                  103,678     94,106    95,255

Consolidated                 $827,338   $836,421  $858,530

Income (Loss) from
 Continuing Operations
 School Products             $ 73,463   $ 40,042  $ 85,062
 Jostens Learning             (84,180)   (15,263)   23,357
 Recognition                    9,489      8,582     7,576
 Corporate items and
   eliminations               (27,570)   (23,638)   (8,889)

 Consolidated                 (28,798)     9,723   107,106

 Net interest expense          (4,980)    (5,652)   (8,449)

 Income (Loss) from Continuing
  Operations Before Income
  Taxes                      $(33,778)  $  4,071  $ 98,657

(Dollars in thousands)        1994      1993      1992
                                     (Restated) (Restated)
Identifiable Assets
 School Products             $225,249   $260,927  $287,038
 Jostens Learning             119,999    193,608   187,226
 Recognition                   47,315     48,068    49,320
 Discontinued operations            -     53,184    38,151
 Corporate items and
   eliminations               177,268     57,663    81,605

 Consolidated                $569,831   $613,450  $643,340

Depreciation and Amortization
 School Products             $ 11,700   $ 12,634  $ 12,071
 Jostens Learning              24,013     17,301    12,644
 Recognition                    1,775      2,267     2,107
 Discontinued operations            -      1,479     1,253
 Corporate items and
   eliminations                 1,439      1,215     1,225

 Consolidated                $ 38,927   $ 34,896  $ 29,300

Capital Expenditures
 School Products             $  6,252   $  9,769  $  9,478
 Jostens Learning               3,994      7,360     5,527
 Recognition                    1,054      1,550     1,582
 Discontinued operations            -      1,229     1,835
 Corporate items and
   eliminations                 3,902        992     2,006

 Consolidated                $ 15,202   $ 20,900  $ 20,428

Corporate expenses in fiscal 1992 are reduced by gains related to the sale of the Broderbund investment.

Jostens Learning and corporate had restructuring charges of $60.9 million and $8.5 million in fiscal 1994 and $10.4 million and $3.7 million in fiscal 1993, respectively. School Products also had restructuring charges of $36.5 million in fiscal 1993.

Income from continuing operations for School Products in fiscal 1994 includes $16.4 million of provisions for revised estimates of inventories, receivables and overdrafts. Income from continuing operations for Recognition in fiscal 1994 includes $500,000 for revised estimates of inventories.


Unaudited Quarterly Financial Data
Jostens Inc. and Subsidiaries

Fiscal 1994
(Dollars in thousands,                     Income(Loss)             Earnings(Loss) Per Share
except per-share data)                        from           Net                   Net
                           Net    Gross    Continuing       Income    Continuing  Income   Stock Price     Dividends
                          Sales   Margin   Operations       (Loss)    Operations  (Loss)  High      Low    Per Share
First
 Previously reported    $167,182 $ 72,005    $    962       $    962     $ .02    $ .02
 Discontinued operations (29,191)  (7,423)     (1,027)             -      (.02)       -
 Effect of restatement    10,747    4,849       1,516          1,516       .03      .03

 Restated               $148,738 $ 69,431    $  1,451       $  2,478     $ .03    $ .05     $20 7/8  $18 0/0 $.22

Second
 Previously reported    $223,425 $ 99,180    $  3,900       $  3,900     $ .09    $ .09
 Discontinued operations (22,901)  (2,072)      1,837              -       .04        -
 Effect of restatement    (2,556)    (508)        (28)           (28)        -        -
 Restated               $197,968 $ 96,600    $  5,709       $  3,872     $ .13    $ .09     $20 5/8  $17 1/2 $.22

Third                   $158,726 $ 75,761    $ (9,247)      $  1,740     $(.20)   $ .04     $20 0/0  $16 5/8 $.22

Fourth                  $321,906 $159,064    $(24,259)      $(24,259)    $(.54)   $(.54)    $17 1/2  $15 1/8 $.22

Total Year              $827,338 $400,856     $(26,346)     $(16,169)    $(.58)   $(.36)    $20 7/8  $15 1/8 $.88

The quarterly financial data above includes the effects of the restatement that occurred in the third quarter of 1994 and the effects of reclassifying Sportswear as a discontinued operation.

A gain of $18.5 million ($11 million after tax) related to the sale of Sportswear was recorded in the third quarter of fiscal 1994.

In the third quarter of fiscal 1994, $16.9 million was recorded for provisions related to revised estimates of reserves for inventories, receivables and overdrafts.

Restructuring charges totaling $69.4 million were recorded in the fourth quarter of
1994.

Unaudited Quarterly Financial Data
Jostens Inc. and Subsidiaries


Fiscal 1993
(Dollars in thousands,                     Income(Loss)        Earnings(Loss) Per Share
except per-share data)                        from        Net                  Net
                           Net    Gross    Continuing   Income  Continuing   Income    Stock Price   Dividends
                          Sales   Margin   Operations   (Loss)  Operations   (Loss)    High   Low    Per Share
First
 Previously reported    $153,943   $ 70,538  $    850  $ (3,300)  $ .02       $(.07)
 Discontinued operations (19,072)    (4,559)      (87)       -      -            -
 Effect of restatement     7,311      3,337       966       966     .02         .02

 Restated               $142,182   $ 69,316  $  1,729  $ (2,334)  $ .04       $(.05) $27 1/2 $23 3/4    $.22

Second
 Previously reported    $222,188   $ 99,899  $  9,881  $  9,881   $ .21       $ .21
 Discontinued operations (17,998)    (3,598)      509        -      .01            -
 Effect of restatement    (1,131)      (544)     (135)     (135)     -             -
 Restated               $203,059   $ 95,757  $ 10,255  $  9,746   $ .22       $ .21  $31 1/4 $24 7/8    $.22

Third
 Previously reported    $184,964   $ 91,078  $  5,458  $  5,458   $ .12       $ .12
 Discontinued operations (16,516)      (922)     (145)        -      -            -
 Effect of restatement    (3,816)    (2,040)     (902)     (902)   (.02)       (.02)
 Restated               $164,632   $ 88,116  $  4,411  $  4,556   $ .10       $ .10  $29 0/0 $24 1/8    $.22

Fourth
 Previously reported    $353,753   $163,858  $(24,136) $(24,136)  $(.53)      $(.53)
 Discontinued operations (29,228)    (8,543)    7,693        -      .17            -
 Effect of restatement     2,023      3,374      (504)     (504)   (.01)       (.01)
 Restated               $326,548   $158,689  $(16,947) $(24,640)  $(.37)      $(.54) $28 3/8 $16 1/2    $.22

Total year              $836,421   $411,878  $  (552)  $(12,672)  $(.01)      $(.28) $31 1/4 $16 1/2    $.88


The quarterly financial data above includes the effects of the restatement that occurred in the third quarter of 1994.

First quarter 1993 net income reflects the cumulative effect of adopting SFAS
No.106 of $6.7 million ($4.2 million after tax and 9 cents per share).

Restructuring charges totaling $65.6 million were recorded in the fourth quarter of fiscal 1993. The charges include $15 million related to Sportswear and are now classified as discontinued operations.

Certain 1993 amounts have been reclassified to conform to the 1994 presentation.


Five-Year Financial Summary
Jostens Inc. and Subsidiaries
(Dollars in millions, except per share data)

                                          1994      1993      1992     1991        1990
                                               (Restated) (Restated) (Restated) (Restated)

Statement of Operations

Net Sales                               $827.3    $836.4    $858.5    $841.4    $759.9
Cost of Products Sold                    426.5     424.5     427.8     421.2     379.8
Net Interest Expense                       5.0       5.7       8.4      10.0       9.5
Income Taxes                              (7.4)      4.6      38.3      37.5      32.8
Income (Loss) - Continuing Operations    (26.3)      (.6)     60.3      59.9      54.6
Return on Sales                           (3.2)%     (.1)%     7.0%      7.1%      7.2%
Net Income (Loss)                        (16.2)    (12.7)     59.2      61.6      58.5
Return on Investment                      (5.7)%    (3.7)%    16.9%     19.6%     21.0%

Balance Sheet Data

Current Assets                          $396.1    $401.6    $436.3    $389.4    $338.1
Working Capital                          172.7     185.3     232.2     167.7     155.3
Current Ratio                              1.8       1.9       2.2       1.8       1.9
Property and Equipment                   207.6     218.9     207.4     192.3     173.5
Total Assets                             569.8     613.5     643.3     596.4     538.5
Long-Term Debt                            54.3      54.8      55.5      31.9      53.6
Shareholders' Investment                 256.6     315.7     364.7     333.6     295.3

Common Share Data

EPS (Loss) - Continuing Operations      $ (.58)   $ (.01)   $ 1.34     $ 1.34    $ 1.25
EPS (Loss) - Net Income                   (.36)     (.28)     1.32       1.38      1.34
Cash Dividends                             .88       .88       .84        .80       .72
Book Value                                5.64      6.95      8.10       7.46      6.71
Common Shares                             45.5      45.4      45.0       44.7      44.0
Stock Price High                        20 7/8    31 1/4    37 3/8     38 5/8    30 3/8
Stock Price Low                         15 1/8    16 1/2    24 1/8     23 1/2    20 7/8

The financial statements for fiscal years prior to 1994 have been restated to reflect the effects of the third quarter 1994 restatement. Such statements also have been reclassified to present Sportswear as a discontinued operation.

Restructuring charges totaling $69.4 million and $65.6 million were recorded in the fourth quarters of fiscal 1994 and 1993, respectively. The 1993 restructuring charges included $15 million related to Sportswear and are now classified as discontinued
operations.

In 1994, $16.9 million was recorded for provisions related to revised estimates of reserves for inventories, receivables and overdrafts.

1993 net income reflects the cumulative effect of adopting SFAS No.106 of $6.7 million
($4.2 million after tax and 9 cents per share).




Board of Directors

Lilyan H. Affinito* Former Vice Chair of the Board, Maxxam Group Inc.; Director, Caterpillar Inc., Chrysler Corp., NYNEX, Tambrands Inc.,
Lillian Vernon Corp., Kmart Corp.

William A. Andres* Retired Chairman and Chief Executive Officer, Dayton Hudson Corp.; Director, International Multifoods, Scott Paper Company, Lowe's Companies Inc., Hannaford Bros. Co.

Fred D. Bjork Retired Executive Vice President, Jostens Inc.

Robert C. Buhrmaster President and Chief Executive Officer, Jostens Inc.; Director, Marietta Corp.

Mannie L. Jackson** Senior Vice President-Corporate Marketing and
Administration, Honeywell Inc.; Majority Owner, Chairman and Chief Executive Officer, Harlem Globetrotters International; Director, Ashland Oil Corp.

Robert P. Jensen** Chairman, Jostens Inc.; Former Chairman and Chief Executive Officer, GK Technologies, Inc., Tiger International, Inc., EF Hutton LBO Inc.; Advisory Director, Bank of New York.

John W. Stodder* Vice Chairman and Audit Committee Chairman, Jostens Inc.; Independent Corporate Finance Consultant; Director, Tally Industries Inc., Stevens Graphics Corp., Trans Leasing Intl. Inc.

* Member, Audit Committee, Compensation and Stock Option Committee, and Executive Committee
** Member, Audit Committee and Executive Committee


Corporate Management

Robert C. Buhrmaster, 47, President and Chief Executive Officer, joined Jostens in 1992.

Orville E. Fisher Jr., 50, Corporate Senior Vice President, General Counsel and Secretary, joined Jostens in 1975.

John L. Jones, 55, Corporate Senior Vice President-Human Resources, joined Jostens in 1992.

Charles W. Schmid, 51, Corporate Senior Vice President and Chief Marketing Officer, joined Jostens in 1994.

Ellis F. Bullock Jr., 49, Corporate Vice President-Community Relations, joined Jostens in 1978.

Greg S. Lea, 42, Corporate Vice President-Total Quality Management, joined Jostens in 1993.

R. Rick Prather, 52, President-Recognition, joined Jostens in 1969.

Robb L. Prince, 53, Corporate Vice President and Treasurer, joined Jostens in 1973.

Trudy A. Rautio, 41, Corporate Vice President and Controller, joined Jostens in 1993.

Antonio E. W. Sago, 48, Corporate Vice President and General Manager-Jostens Canada and U.S. Photography, joined Jostens in 1985.

Stanley E. Sanderson Jr., 59, President and CEO of Jostens Learning, joined Jostens in 1994.

G. Nichols Simonds, 55, Corporate Vice President and Chief
Information Officer, joined Jostens in 1993.

Jack Thornton, 41, Corporate Vice President and General Manager-Printing & Publishing, joined Jostens in 1978.


Shareholder Information

Annual Meeting of Shareholders will be held at 10 a.m. Thursday, October 27, 1994, in the Jostens auditorium, 5501 Norman Center Drive, Minneapolis, MN. All shareholders are invited to attend.

Shareholder Inquiries. Requests for information about Jostens, including annual and quarterly reports, Form 10-K reports and other company financial communications, may be directed to: Investor Relations, Jostens Inc., 5501 Norman Center Drive, Minneapolis, MN 55437-1088. Phone: (612) 830-3398.

Dividend Reinvestment. Jostens' automatic dividend reinvestment service is a convenient way for shareholders to increase their investment in the company. Approximately 35 percent of Jostens' shareholders use this service, which applies quarterly dividends and optional cash deposits to the purchase of additional Jostens shares. Information about this service can be obtained by writing Jostens' Investor Relations.

Transfer Agent and Registrar. Shareholders with questions about stockholdings, dividend checks, transfer requirements and address changes should contact:
Norwest Bank Minnesota, N.A., 161 North Concord Exchange, P.O. Box 738, South St. Paul, MN 55075-0738. Phone: (612) 450-4064.

Stock Exchange Listing. Jostens common stock is traded on the New York Stock Exchange (symbol: JOS). The number of common shareholders of record as of June 30, 1994, was approximately 9,700.

The Annual Report of Corporate Responsibility is available by writing: The Jostens Foundation, 5501 Norman Center Drive, Minneapolis, MN 55437-1088.


Facilities

United States Phoenix, Ariz.; Porterville, San Diego and Visalia, Calif.; Atlanta, Ga.; Princeton and Springfield, Ill.; Topeka, Kan.; Attleboro, Mass.; East Lansing, Mich.; Burnsville, Eden Prairie, Minneapolis (Corporate headquarters), Owatonna (3) and Red Wing, Minn.; Jackson, Miss.; Webster, N.Y.; Winston_Salem, N.C.; State College, Pa.; Laurens, S.C.; Clarksville, Memphis (2) and Shelbyville, Tenn.; Denton and Irving, Texas; Orem, Utah.

International Surrey, England; Winnipeg (2), Manitoba; Mississauga, Ontario; and Montreal and Sherbrooke, Quebec.






This report was printed by the Jostens commercial printing facility in Winston-Salem, N.C., on recycled (and recyclable) paper, 50% total recovered fiber, mininum 10% post-consumer fiber.

For more information about products and services from Jostens please contact us. Our headquarters address is 5501 Norman Center Drive, Minneapolis, MN 55437, or you may reach us by calling (612) 830-3300.

JOSTENS, INC. AND SUBSIDIARIES
EXHIBIT 21--SUBSIDIARIES OF THE REGISTRANT




                                             State or Other
             Name                    Jurisdiction of Organization

American Yearbook Company, Inc.              Kansas
Hunter Publishing Company                    North Carolina
Jostens Canada, Ltd.                         Manitoba, Canada
Jostens Engraving Company                    Minnesota
Jostens Learning Corporation                 Illinois
Jostens/Massachusetts, Inc.                  Massachusetts
Jostens Photography, Inc.                    Minnesota
Jostens Publishing Group, Inc.               Minnesota
S. C. Cap and Gown, Inc.                     South Carolina
The Jostens Foundation, Inc.                 Minnesota
Wayneco Enterprises, Inc.                    Pennsylvania
Wicat Systems, Inc.                          Minnesota


         EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Jostens, Inc. of our report dated August 5, 1994, included in the 1994 Annual Report to Shareholders of Jostens, Inc.

Our audits also included the financial statement schedule of Jostens, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in Registration Statement Number 33-40233 and Registration Statement Number 33-37076 on Form S-3; Registration Statement Number 33-49968 on Form S-4; Posteffective Amendment Number 1 to Registration Statement Number 2-69666 and Registration Statement Numbers 2-95076, 33-19308, 33-30396, 33-30397, 33-58414 and 33-59270 on
Form S-8 of Jostens, Inc. and in the related Prospectuses of our report dated August 5, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Jostens, Inc.



ERNST & YOUNG LLP




Minneapolis, Minnesota
September 28, 1994

JOSTENS, INC. AND SUBSIDIARIES
EXHIBIT 27--FINANCIAL DATA SCHEDULE

(In Thousands)

This schedule contains summary financial information extracted from Jostens, Inc. consolidated financial statements and is qualified in its entirety by reference to such financial statements.

Cash and cash items                               $  8,629
Marketable securities                               99,198
Notes and accounts receivable-trade                162,955
Allowances for doubtful accounts                    13,749
Inventory                                           82,638
Total current assets                               396,117
Property, plant and equipment                      207,641
Accumulated depreciation                           131,870
Total assets                                       569,831
Total current liabilities                          223,394
Bonds, mortgages and similar debt                   54,267
Preferred stock - mandatory redemption                   0
Preferred stock - no mandatory redemption                0
Common stock                                        15,160
Other stockholders' equity                         241,421
Total liabilities and stockholders' equity         569,831
Net sales of tangible products                     827,338
Total revenues                                     827,338
Cost of tangible goods sold                        426,482
Total costs and expenses applicable to
  sales and revenues                               426,482
Other costs and expenses                           429,654
Provision for doubtful accounts and notes           10,576
Interest and amortization of debt discount           6,803
Loss before taxes and other items                  (33,778)
Income tax                                          (7,432)
Income(loss) continuing operations                 (26,346)
Discontinued operations                             10,177
Extraordinary items                                      0
Cumulative effect - changes in
  accounting principles                                  0
Net income(loss)                                   (16,169)
Earnings per share - primary                          (.36)
Earnings per share - fully diluted                    (.36)