Form 10-Q
period 1994-09-30
JOSTENS INC
filed 1994-11-14
CIK 54050

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                          FORM 10-Q



(Mark One)

x      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1994
                              OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM        TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the registrant's only class of common stock on September 30, 1994 was 45,490,306.





                        JOSTENS, INC.

                            INDEX



Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of September 30, 1994 and 1993 and June 30, 1994

         Condensed  Consolidated Statements of Income for the
         Three Months Ended September 30, 1994 and 1993

         Condensed Consolidated Statements of Cash Flows for the
         Three  Months Ended September 30, 1994 and 1993

         Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K



Signatures




                JOSTENS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands)

                                     (Unaudited)
                                    September 30,     June 30,
                                  1994       1993      1994
                                          (Restated)

CURRENT ASSETS
   Cash and
     short-term investments     $ 19,449   $  1,281  $107,827
  Accounts receivable            132,659    175,966   149,206
  Inventories:
   Finished products              25,326     42,418    28,026
   Work-in-process                38,478     65,445    23,879
   Materials and supplies         40,548     51,550    30,733
                                 104,352    159,413    82,638

  Deferred income tax             39,985     23,449    39,985
  Prepaid expenses                 6,571     13,267     6,123
  Other receivables               22,556     28,688    10,338

                                 325,572    402,064   396,117
OTHER ASSETS
  Intangibles                     46,907     47,008    47,737
  Software development costs      25,428     54,347    29,356
  Other                           16,662     26,651    20,850
                                  88,997    128,006    97,943

PROPERTY AND EQUIPMENT           210,827    219,610   207,641
  Accumulated depreciation      (138,046)  (134,308) (131,870)
                                  72,781     85,302    75,771

                                $487,350   $615,372  $569,831

CURRENT LIABILITIES
  Notes payable                 $      -   $ 81,935  $      -
  Accounts payable                25,017     28,305    33,192
   Salaries, wages
       and commissions            29,976     27,104    68,394
  Customer deposits               21,938     21,295    36,080
  Other liabilities               57,865     58,365    71,065
  Income taxes                     2,829     (3,819)   14,663
                                 137,625    213,185   223,394

LONG-TERM DEBT                    54,259     54,670    54,267

DEFERRED INCOME TAXES              5,943     10,661     5,943

OTHER NON-CURRENT LIABILITIES     30,716     18,567    29,646

SHAREHOLDERS' INVESTMENT
  Preferred shares, $1.00 par value:
   Authorized 4,000 shares
   None issued                         -          -         -
  Common shares, $.33 1/3 par value:
   Authorized 100,000 shares
   Issued - 45,490, 45,446 and
   45,482 shares, respectively    15,163     15,147    15,160
  Capital surplus                153,007    152,580   152,996
  Retained earnings               94,171    153,491    92,855
  Foreign currency translation    (3,534)    (2,929)   (4,430)
                                 258,807    318,289   256,581

                                $487,350   $615,372  $569,831




                JOSTENS, INC. AND SUBSIDIARIES
    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (in thousands, except per share data)



                                            Three Months Ended
                                               September 30,
                                            1994         1993
                                                      (Restated)


NET SALES                               $131,557      $148,738

Cost of products sold                     66,096        79,307

                                          65,461        69,431

Selling and administrative expenses       61,878        65,627

OPERATING INCOME                           3,583         3,804

Net interest expense                         250         1,365

                                           3,333         2,439

Income taxes                               1,383           988

INCOME FROM CONTINUING OPERATIONS          1,950         1,451

DISCONTINUED OPERATIONS:
  Income from operations, net of tax           -         1,027

Cumulative effect of change in accounting
  principle, net of taxes                   (634)            -

NET INCOME                              $  1,316      $  2,478


EARNINGS (LOSS) PER COMMON SHARE
  Continuing operations                 $    .04      $    .03
  Income from discontinued operations          -           .02
  Cumulative effect of change in
    accounting principle                    (.01)            -
  Net income                            $    .03      $    .05


Average shares outstanding                45,488        45,439



Dividends declared per common share     $      -      $      -





                JOSTENS, INC. AND SUBSIDIARIES
  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)



                                             Three Months Ended
                                                September 30,

                                           1994          1993
                                                      (Restated)

OPERATING ACTIVITIES

  Net income                            $   1,316   $   2,478

  Depreciation and amortization             7,162       8,978

  Changes in assets and liabilities       (87,340)    (89,277)

                                          (78,862)    (77,821)

INVESTING ACTIVITIES

  Capital expenditures                     (2,405)     (1,963)

  Software development costs               (1,438)     (4,542)

  Minority investments                      4,322           -

                                              479      (6,505)

FINANCING ACTIVITIES

  Short-term borrowing                          -      81,935

  Cash dividends                          (10,001)     (9,993)

  Other                                         6         101

                                           (9,995)     72,043


DECREASE IN CASH AND
    SHORT-TERM INVESTMENTS              $ (88,378)  $ (12,283)





                JOSTENS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTATEMENT

As previously announced, and as previously reflected and fully explained in the 1994 annual report, the financial statements for the quarter ended September 30, 1993 have been restated as the Company has revised the accounting treatment of several items to more fully conform its accounting policies and practices to generally accepted accounting principles. The restatement increased shareholders' investment at September 30, 1993, by $3.9 million, and increased net income for the three months ended September 30, 1993, by $1.5 million ($.03 per share) from amounts previously reported.

The Company had not previously made these accounting adjustments because they were immaterial individually and in the aggregate to the Company's financial position and results of operations in the previous years to which they relate.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Because of the seasonal nature of the Company's business, the results of operations for the three months ended September 30, 1994, are not necessarily indicative of the results for the entire year ending June 30, 1995.

Certain fiscal 1994 balances have been reclassified to conform to the fiscal 1995 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

DISCONTINUED OPERATIONS

In January 1994, the Company sold its Sportswear business which has been recorded as a discontinued operation, and the historical financial statements have been reclassified accordingly. (See Management Discussion and Analysis for further discussion).

CHANGE IN ACCOUNTING PRINCIPLE

The Company was required to and did adopt SFAS 112, Employers' Accounting for Post-Employment Benefits, in the first quarter of fiscal 1995. The charge to earnings was $1.1 million ($.6 million after tax, $.01 per share), representing the cumulative amount of liability to be recorded under SFAS 112 as of the beginning of fiscal 1995.

EARNINGS PER COMMON SHARE

Earnings per common share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon exercise of dilutive stock options is not material.

DIVIDENDS

The first quarter dividend, declared in October, was $.22 for fiscal 1995 and 1994.



            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net working capital was $187.9 and $172.7 million at September 30, 1994, and June 30, 1994, respectively. The seasonality of the Company's business normally requires interim financing of operations and inventories and these cash requirements have typically been met through the issuance of short-term commercial paper. However, due to the sale of the Sportswear business and improved cash flow from operations during fiscal 1994, the Company ended the fiscal year with cash and short-term investments of $107.8 million. These funds, along with the proceeds from Jostens Learning's sale of its Adult business and equity interest in Optical Data Corporation which occurred in the first quarter of fiscal 1995 ($7.5 and $4.2 million, respectively), were used to finance the Company's operations during the first quarter of fiscal 1995.

Accounts receivable are down $16.5 million from June 30, 1994, due to improved collections, sale of Jostens Learning's Adult business and lower sales in the first quarter of 1995 which seasonally has the smallest sales volume. Accounts receivable are down $43.3 million from September 30, 1993, primarily due to the sale of Sportswear ($19.1 million at September 30, 1993) in the third quarter of fiscal 1994; a change in estimates charge ($7.7 million) as described in the annual report, taken in the third quarter of fiscal 1994; and the sale of Jostens Learning's Adult business.

Inventories have increased from June 30, 1994, due to the seasonality of the business. The decrease from September 30, 1993, is due to the sale of Sportswear in fiscal 1994 ($27.3 million at September 30, 1993); change in estimates charge ($3.2 million) as described in the annual report and which was recorded in the third quarter of fiscal 1994; and reduced inventories at Jostens Learning ($18.5 million) due to restructuring of that business in fiscal 1994.

Other receivables have increased from $10.3 million at June 30, 1994 to $22.6 million at September 30, 1994 due to the Company's seasonality of sales. The balance represents receivables from sales representatives who historically are in overdraft positions in the first quarter due to the payment of draws, prior to commissions being earned. The decrease in other receivables from September 30, 1993 to September 30, 1994, is primarily due to a change in estimate charge ($6.0 million) as described in the annual report and which was recorded in the third quarter of fiscal 1994.

Software development costs have decreased from June 30, 1994, primarily due to the sale of Jostens Learning's Adult business. Software development costs have decreased from September 30, 1993, due primarily to the restructuring charges at Jostens Learning and the sale of the Adult business.

Other assets have decreased by $4.2 million from June 30, 1994, due to the sale of the Company's equity investment in Optical
Data Corporation that related to the Jostens Learning business.

Salaries, wages and commissions payable decreased from $68.4 million at June 30, 1994, to $30.0 million at September 30, 1994. The majority of the decrease is attributable to the timing of commission payments (approximately $23.1 million). Commissions accrued at year end were paid in the first quarter while few sales were generated in the first quarter to replenish the balance. The remainder of the decrease is primarily due to payment of bonuses and severance accruals related to the restructuring.

Capital expenditures through September 30, 1994, are $2.4 million, approximately $.4 million higher than the comparable period in fiscal 1994. Major projects in process include a business systems upgrade involving new hardware and software for field and headquarter locations.

Interest expense is $.5 million lower than last year due to the strong cash position at year end which reduced the Company's need for short-term borrowing for operational needs from $81.9 million last year in the first quarter to zero this quarter. In addition, due to the strong cash position, interest income is higher than last year by $.6 million.

RESULTS OF OPERATIONS

Continued Operations

Net sales for the three months ended September 30, 1994, were $131.6 million, a decrease of 12% from last year's volume of $148.7 million. Overall, the Company's school-related businesses generate relatively small volume in the first quarter, since schools are closed until September. Recognition's sales were up 5% compared to last fiscal year. Order rates are ahead of year-earlier levels, particularly in the Printing and Publishing business. The Company's lower sales were due primarily to planned reductions in the U.S. Photography and Jostens Learning businesses relating to the restructurings that previously occurred in both of these businesses. The planned reduction in sales in the Photography business is due to its move away from lower margin business and reduction in capacity due to closing of two plants in fiscal 1994. Reduced sales at Jostens Learning reflects the sale of the Adult business and progress with exiting the hardware business as planned for in Jostens Learning's restructuring. The Company has signed a letter of intent with a third party vendor to provide hardware services and maintenance. The Company has also signed agreements with two major software wholesalers to distribute Jostens Home Learning line of stand-alone software products at the retail level.

The Company has asked Goldman Sachs, an investment banker, to help explore possible alliances between Jostens Learning and communications and technology companies that share interest in the information superhighway. This may provide Jostens Learning with alternate ways of delivering its products which will enable them to reach more students in more schools and homes. This review will commence in the second quarter and is expected to be completed later in the fiscal year.

Cost of products sold was $66.1 million for the current quarter versus $79.3 million for the first three months of the preceding fiscal year. Costs, as a percent of sales, were 50.2% as compared to 53.3% in the same period last year. The improved margins are primarily attributable to Jostens Learning progress of exiting the hardware business, (which has lower-margins) and lower software amortization due to the fiscal 1994 restructuring at Jostens Learning.

Selling and administrative expenses were $61.9 million for the quarter, a decrease of $3.7 million from the first quarter of fiscal year 1994. The decrease is due to cost reduction efforts of the 1994 restructuring at Jostens Learning and corporate, cost reductions associated with the closing of photography plants that were part of the fiscal 1993 restructuring as well as some timing delays in sales and marketing programs. Jostens Learning also recorded a loss of $.8 million on two facilities that were vacated as a result of the personnel reductions. The Company estimates that an additional loss of $1.5 million will be incurred over the remainder of the fiscal year as additional lease space is vacated and abandoned in accordance with the restructuring plan.

Since a significant percentage of the Company's sales are in the school business, and with schools not in session for most of the quarter, the first three months are seasonally the smallest sales volume. Therefore, amounts reported for the three months ended September 30, 1994, vary significantly from the results for the fourth quarter of the previous fiscal year. Historically, the first quarter is the smallest in sales volume, while selling and administrative expenses are not reduced correspondingly since they are geared toward future sales. Thus, the Company's pre-tax margins are lowest during the first quarter.

Discontinued Operations - Sale of Sportswear Business

In January 1994, the Company sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million. The future impact of this sale on continuing operations and cash flow is expected to be immaterial. Revenues and income taxes included in discontinued operations related to the Sportswear business as of September 30, 1993, were net sales of $29,191 and income tax expense of $699.

RESTRUCTURING UPDATE

The 1993 restructuring accrual decreased by $1.7 million in the first quarter of fiscal 1995 due to payments made. The remaining restructuring accrual at September 30, 1994, is $9.9 million. The Company expects payments relating to the remaining $9.9 million of accruals to occur in subsequent periods as follows: fiscal 1995, $7.2 million; fiscal 1996 $1.7 million; fiscal 1997, and beyond $1.0 million.

The 1994 restructuring accrual decreased by $7.2 million in the first quarter of fiscal 1995 due to $5.9 million of payments and $1.3 million from exits of ancillary lines of business.
The remaining restructuring accrual at September 30, 1994, is $21.0 million. The Company expects payments relating to the remaining $21.0 million of accruals to occur in fiscal 1995, $14.0 million, and fiscal 1996, $7.0 million

Among the accomplishments of Jostens Learning principally related to the fiscal 1994 restructuring were the following:
1) It has established a new customer training model to reduce the number of Jostens Learning employees necessary to support teacher training. This model began to be offered for sale in the first quarter in connection with the sale of Training PLUS, a new and more efficient teacher training program. Deliveries should begin later in the fiscal year. 2) It began taking orders for the new single management system, called Advantage. Deliveries of this single integrated learning operating system, as well as customer upgrades to the single system, are expected to begin at the end of the current school year in June 1995.
3) It signed a letter of intent with a third party vendor to provide hardware services and maintenance to Jostens Learning customers.





                 PART II.  OTHER INFORMATION






Item 6.  Exhibits and reports on Form 8-K

    (a)  Exhibit 27 Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter for which this report is filed.












                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             JOSTENS, INC.



Date      November 14, 1994      /s/ Robert C. Buhrmaster
                                 Robert C. Buhrmaster
                                 President and Chief Executive Officer


                                 /s/ Trudy A. Rautio
                                 Trudy A. Rautio
                                 Senior Vice President -Finance

















                JOSTENS, INC. AND SUBSIDIARIES
              EXHIBIT 27--FINANCIAL DATA SCHEDULE
                        (In Thousands)



This schedule contains summary financial information extracted from Jostens, Inc. consolidated financial statements and is qualified in its entirety by reference to such financial statements.



Cash and cash items                               $ (5,094)
Marketable securities                               24,543
Notes and accounts receivable-trade                146,735
Allowances for doubtful accounts                   (14,076)
Inventory                                          104,352
Total current assets                               325,572
Property, plant and equipment                      210,827
Accumulated depreciation                          (138,046)
Total assets                                       487,350
Total current liabilities                          137,625
Bonds, mortgages and similar debt                   54,259
Preferred stock - mandatory redemption                   0
Preferred stock - no mandatory redemption                0
Common stock                                        15,163
Other stockholders' equity                         243,644
Total liabilities and stockholders' equity         487,350
Net sales of tangible products                     131,557
Total revenues                                     131,557
Cost of tangible goods sold                         66,096
Total costs and expenses applicable
    to sales and revenues                           66,096
Other costs and expenses                            61,878
Provision for doubtful accounts and notes              317
Interest and amortization of debt discount             250
Income before taxes and other items                  3,333
Income tax                                           1,383
Income(loss) continuing operations                   1,950
Discontinued operations                                  0
Extraordinary items                                      0
Cumulative effect - changes in accounting principles  (634)
Net income(loss)                                     1,316
Earnings per share - primary                           .03
Earnings per share - fully diluted                     .03