Form 10-K/A
period 1994-06-30
JOSTENS INC
filed 1995-01-05
CIK 54050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-K/A

                      Amendment No. 1 to
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934

     For the fiscal year ended :     Commission File No.:
           June 30, 1994                      1-5064


                         JOSTENS, INC.

    (Exact name of Registrant as specified in its charter)

        Minnesota                                41-0343440
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

5501 Norman Center Drive, Minneapolis, Minnesota      55437
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

     (c)   Exhibits

                 3. a. Articles ofIncorporation and Bylaws (Incorporated
                       by reference to Exhibit 3(a), contained in the Annual Report on Form 10-K for the year ended June 30,
                       1993).

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




                        JOSTENS, INC.

Date: January 5, 1995



\s\Robert C. Buhrmaster
Robert C. Buhrmaster
President and Chief  Executive  Officer


\s\Trudy A. Rautio
Trudy A. Rautio
Senior Vice President - Finance