Form 10-Q/A
period 1994-09-30
JOSTENS INC
filed 1995-01-05
CIK 54050

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549
                         FORM 10-Q/A



(Mark One)

     AMENDMENT NO. 1 TO

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
(State or other jurisdiction of       (I.R.S. EmployerIdentification Number)
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


                             JOSTENS, INC.



Date      January 5, 1995         \s\ Robert C. Buhrmaster
                                 Robert C. Buhrmaster
                                 President and Chief Executive Officer


                                 \s\ Trudy A. Rautio
                                 Trudy A. Rautio
                                 Senior   Vice  President   -Finance