Form 10-Q
period 1994-12-31
JOSTENS INC
filed 1995-02-14
CIK 54050

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-Q



(Mark One)

x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED DECEMBER 31,1994

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the registrant's only class of common stock on December 31, 1994 was 45,490,275.





                         JOSTENS, INC.

                             INDEX







Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of December 31, 1994 and
         1993 and June 30, 1994

        Condensed Consolidated Statements of Income for the Three Months
         Ended December 31, 1994 and 1993 and the Six Months
         Ended December 31, 1994 and 1993

        Condensed Consolidated Statements of Cash Flows for the Six
         Months Ended December 31, 1994 and 1993

        Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K



Signatures


                JOSTENS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands)

                                      (Unaudited)
                                     December 31,    June 30,
                                  1994       1993      1994
                                          (Restated)
CURRENT ASSETS
  Cash and short-term
   investments                  $ 57,275   $ 11,916  $107,827
  Accounts receivable            131,039    156,515   149,206
  Inventories:
   Finished products              31,264     41,767    28,026
   Work-in-process                46,252     71,096    23,879
   Materials and supplies         37,332     50,879    30,733
                                 114,848    163,742    82,638

  Deferred income taxes           39,985     23,449    39,985
  Prepaid expenses                 6,464     11,784     6,123
  Other receivables               22,376     29,289    10,338

                                 371,987    396,695   396,117
OTHER ASSETS
  Intangibles                     46,289     46,438    47,737
  Software development costs      25,266     55,755    29,356
  Other                           17,067     28,104    20,850
                                  88,622    130,297    97,943

PROPERTY AND EQUIPMENT           213,965    222,470   207,641
  Accumulated depreciation      (142,405)  (139,144) (131,870)
                                  71,560     83,326    75,771

                                $532,169   $610,318  $569,831

CURRENT LIABILITIES
  Notes payable                 $      -   $ 34,977  $      -
  Accounts payable                20,687     23,293    33,192
  Salaries, wages and
   commissions                    35,711     39,614    68,394
  Customer deposits               55,323     54,188    36,080
  Other liabilities               60,623     64,704    71,065
  Income taxes                     9,640     (3,086)   14,663
                                 181,984    213,690   223,394

LONG-TERM DEBT                    54,105     54,465    54,267

DEFERRED INCOME TAXES              5,943     10,661     5,943

OTHER NON-CURRENT LIABILITIES     30,738     18,994    29,646

SHAREHOLDERS' INVESTMENT
  Preferred shares, $1.00 par
   value:
   Authorized 4,000 shares,
   none issued                         -          -         -
  Common shares, $.33 1/3 par
  value:
   Authorized 100,000 shares
   Issued - 45,490, 45,449
   and 45,482   shares,
   respectively                   15,163     15,150    15,160
  Capital surplus                153,294    152,801   152,996
  Retained earnings               95,878    147,359    92,855
  Foreign currency translation    (4,936)    (2,802)   (4,430)
                                 259,399    312,508   256,581

                                $532,169   $610,318  $569,831


                JOSTENS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except per share data)


                            Three Months Ended   Six Months Ended
                               December 31,        December 31,
                              1994      1993      1994      1993
                                     (Restated)          (Restated)


NET SALES                   $189,890  $197,968  $321,447  $346,706

Cost of products sold         93,537   101,368   159,633   180,675

                              96,353    96,600   161,814   166,031

Selling and administrative
expenses                      75,638    85,206   137,516   150,833

OPERATING INCOME              20,715    11,394    24,298    15,198

Net interest expense             703     1,822       953     3,187

                              20,012     9,572    23,345    12,011

Income taxes                   8,305     3,863     9,688     4,851

INCOME FROM CONTINUING
OPERATIONS                    11,707     5,709    13,657     7,160

DISCONTINUED OPERATIONS:
 Loss from operations, net of
 tax                               -    (1,837)        -      (810)

Cumulative effect of change
in accounting principle, net
of tax                             _         _      (634)        _

NET INCOME                  $ 11,707  $  3,872  $ 13,023  $  6,350

EARNINGS (LOSS) PER COMMON
SHARE:

Continuing operations       $    .26  $    .13  $    .30  $    .16

Loss from discontinued
 operations                        -      (.04)        -      (.02)

Cumulative effect of change
 in accounting principle           -         -      (.01)        -

Net income                  $    .26  $    .09  $    .29  $    .14

Average shares outstanding    45,490    45,448    45,490    45,443


Dividends declared per
common share               $     .22  $    .22  $    .22  $    .22





                JOSTENS, INC. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)



                                             Six Months Ended
                                               December 31,

                                           1994        1993
                                                    (Restated)

OPERATING ACTIVITIES

  Net income                            $  13,023   $   6,350

  Depreciation and amortization            15,196      19,258

  Changes in assets and liabilities       (53,402)    (26,361)

                                          (25,183)       (753)

INVESTING ACTIVITIES

  Capital expenditures                     (6,310)     (5,844)

  Software development costs               (3,519)     (9,829)

  Minority investments                      4,322        (321)

                                           (5,507)    (15,994)

FINANCING ACTIVITIES

  Short-term borrowing                          -      34,977

  Cash dividends                          (20,001)    (19,997)

  Other                                       139         119

                                          (19,862)     15,099


DECREASE IN CASH AND SHORT-TERM
INVESTMENTS                             $ (50,552)  $  (1,648)


                JOSTENS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RESTATEMENT

As previously announced, and as previously reflected and fully explained in the 1994 annual report, the financial statements for the three and six months ended December 31, 1993 have been restated as the Company has revised the accounting treatment of several items to more fully conform its accounting policies and practices to generally accepted accounting principles. The restatement increased shareholders' investment at December 31, 1993, by $3.9 million, and increased net income for the six months ended December 31, 1993, by $1.5 million ($.03 per share) from amounts previously reported. There was no material effect on net income and no effect on earnings per share for the three months ended December 31, 1993.

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

Because of the seasonal nature of the Company's business, the results of operations for the six months ended December 31, 1994, are not necessarily indicative of the results for the entire year ending June 30, 1995.

Certain fiscal 1994 balances have been reclassified to conform to the fiscal 1995 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K and 10-K/A for the year ended June
30, 1994.

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

DIVIDENDS

The cash dividends declared for the six months ended December
31, 1994 and 1993 do not include the second quarter dividend of $.22 declared in January 1995 and 1994.


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net working capital was $190.0 and $172.7 million at December 31, 1994, and June 30, 1994, respectively. The seasonality of the Company's business normally requires interim financing of operations and inventories and these cash requirements have typically been met through the issuance of short-term commercial paper. However, due to the sale of the Sportswear business and improved cash flow from operations during fiscal 1994, the Company ended the fiscal year with cash and short-term investments of $107.8 million. These funds, along with the proceeds from Jostens Learning's sale of its Adult business and equity interest in Optical Data Corporation which occurred in the first quarter of fiscal 1995 ($7.5 and $4.2 million, respectively), were used to finance the Company's operations during the first two quarters of fiscal 1995.

Accounts receivable are down $18.2 million from June 30, 1994, primarily due to seasonality of collections from the printing business. Accounts receivable are down $25.5 million from December 31, 1993, primarily due to the sale of Sportswear ($14.5 million at December 31, 1993) in the third quarter of fiscal 1994 and the changes in estimates taken in the third quarter of fiscal 1994 ($7.7 million) as described in the annual report.

Inventories have increased from June 30, 1994, due to the seasonality of the business. The decrease of $48.9 million from December 31, 1993 is primarily due to the sale of Sportswear in fiscal 1994 ($22.2 million at December 31, 1993); the changes in estimates ($3.2 million) as described in the annual report and recorded in the third quarter of fiscal 1994; and reduced inventories at Jostens Learning ($16.4 million) due to restructuring of that business in fiscal 1994.

Other receivables have increased from $10.3 million at June 30, 1994 to $22.4 million at December 31, 1994 primarily due to the Company's seasonality of sales. This account represents receivables from sales representatives who historically are in overdraft positions in the first half of the year due to the payment of draws, prior to commissions being earned. The decrease in other receivables from December 31, 1993 to December 31, 1994 is primarily due to a change in estimate charge ($6.0 million) as described in the annual report and which was recorded in the third quarter of fiscal 1994.

Capitalized software development costs have decreased from June
30, 1994, primarily due to the sale of Jostens Learning's Adult business. Software development costs have decreased from December 31, 1993, due primarily to the restructuring charges at Jostens Learning and the sale of the Adult business.

Salaries, wages and commissions payable decreased from $68.4 million at June 30, 1994, to $35.7 million at December 31, 1994. A major reason for the decrease is timing of commission payments (approximately $15.9 million). Commissions accrued at year end were paid in the first quarter while few sales were generated in the first two quarters to replenish the balance. The remainder of the decrease is primarily due to payment of bonuses and severance accruals related to the restructuring.

Capital expenditures through December 31, 1994, are $6.3 million, approximately $.5 million higher than the comparable period in fiscal 1994. Major projects in process include a business systems upgrade involving new hardware and software for field and headquarter locations.

Interest expense decreased by $.7 and $1.2 million respectively, for the three and six months ended December 31, 1994 over the comparable periods of the prior fiscal year. The decrease is due to the strong cash position at year end which reduced the Company's need for short-term borrowing for operational needs from $35.0 million at December 31, 1993 to zero at December 31, 1994. In addition, due to the strong cash position, interest income increased $.4 and $1.0 million respectively, for the three and six months ended December 31, 1994 over the comparable periods of the prior fiscal year.


RESULTS OF OPERATIONS

Continuing Operations
Net sales for the three and six months ended December 31, 1994, were $189.9 and $321.4 million, respectively, representing decreases of 4% and 7% over the comparable periods of the prior fiscal year. The Company's lower sales were due primarily to planned reductions in the U.S. Photography and Jostens Learning businesses relating to the restructurings that previously occurred in both of these businesses. The planned reduction in sales in the Photography business is due to both its move away from lower margin business, and reduction in capacity due to closing of two plants in fiscal 1994. Reduced sales at Jostens Learning reflects the sale of the Adult business and progress with exiting the hardware business as planned for in Jostens Learning's restructuring.

In the first quarter, the Company asked Goldman Sachs, an investment banker, to help explore possible relationships between Jostens Learning and other companies. This review began in the second quarter and is expected to be completed later in the fiscal year.

Cost of products sold were $93.5 and $159.6 million, respectively, for the three and six months ended December 31,1994. Costs, as a percent of sales, were 49.3% and 49.7%, respectively, as compared to 51.2% and 52.1% in the same periods last year. The improved margins are primarily attributable to Jostens Learning's progress on exiting the hardware business, (which has lower-margins) and lower software amortization due to the fiscal 1994 restructuring at Jostens Learning.

Selling and administrative expenses were $75.6 and $137.5 million, respectively, for the three and six months ended December 31, 1994, which as a percent of sales, decreased over the comparable periods of the prior fiscal year. The decrease is due to cost reduction efforts of the 1994 restructuring at Jostens Learning and corporate, as well as cost reductions associated with the closing of photography plants that were part of the fiscal 1993 restructuring. Jostens Learning also recorded a loss for the six months of $1.0 million on two facilities that were vacated as a result of the personnel reductions. The Company estimates that an additional loss of $.7 million will be incurred over the remainder of the fiscal year as additional lease space is vacated and abandoned as a result of the restructuring plan.

Since a significant percentage of the Company's sales are in the school business, the first half of the fiscal year seasonally has the smallest sales volume since school is not in session for one-third of the time. Historically, the first half has the smallest sales volume, while certain selling and administrative expenses are not reduced correspondingly since they are geared toward future sales. Thus, the Company's pre-tax margins are lowest during the first half of the year.

As part of the Company's continuing environmental management plan, the Company is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: if the Company has been designated a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. When the potential liability amounts are probable and reasonably estimable, the Company accrues these expenses and charges those amounts to income. As of December 31, 1994, the Company has no such amounts accrued.

The Company also assesses reasonably possible environmental liability beyond that which has been accrued. This liability is not probable, but is more likely than remote. As of December 31, 1994, the Company has identified six sites which require further investigation. The potential liability cannot be fully assessed as they are in the early stages of investigation. The amount of Company environmental liability identified that is reasonably possible is not likely to have a material impact on the Company's liquidity, capital resources or results of operations.

Discontinued Operations - Sale of Sportswear Business: In January 1994, the Company sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million. The future impact of this sale on continuing operations and cash flow has been and is expected to be immaterial. Revenues and income taxes included in discontinued operations related to the Sportswear business for the three and six months ended December 31, 1993, were; net sales of $22,901 and $52,092 respectively, and income tax benefits of $1,228 and $529 respectively.

RESTRUCTURING UPDATE

The closing of the Jackson photography facility, which was announced in the beginning of the third quarter, will be completed by the end of the third quarter. This begins the final phase of the 1993 restructuring. The 1993 restructuring accrual decreased by $2.5 million in the first half of fiscal 1995 due to payments made. The remaining restructuring accrual at December 31 1994, is $9.1 million. The Company expects this accrual to be reduced by $3.8 million of non-cash items and $2.6 million of cash payments in the remainder of fiscal 1995. The accrual will also be reduced by expected cash payments in subsequent periods as follows: fiscal 1996 $1.7 million; fiscal 1997 and beyond, $1.0 million.

The 1994 restructuring accrual decreased by $11.2 million in the first half of fiscal 1995 due to $9.9 million of payments and $1.3 million of non-cash decreases from exits of ancillary lines of business. The remaining restructuring accrual at December 31, 1994, is $17.0 million. The Company expects payments relating to the remaining $17.0 million of accruals to occur in fiscal 1995, $10.0 million, and fiscal 1996, $7.0 million

Among the accomplishments of Jostens Learning principally related to the fiscal 1994 restructuring were the following:
1) It has established a new customer training model to reduce the number of Jostens Learning employees necessary to support teacher training. This model began to be offered for sale in the first quarter in connection with the sale of Training PLUS, a new and more efficient teacher training program. Deliveries should begin later in the fiscal year. 2) It began taking orders for the new single management system, called A+dvantage. Deliveries of this single integrated learning operating system, as well as customer upgrades to the single system, are expected to begin at the end of the current school year in June 1995.
3) It signed a letter of intent with a third party vendor to supply computer hardware equipment to Jostens Learning customers.




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


                             JOSTENS, INC.



Date      February 13, 1995      \s\ Robert C. Buhrmaster
                                 Robert C. Buhrmaster
                                 President and Chief Executive Officer


                                 \s\ Trudy A. Rautio
                                 Trudy A. Rautio
                                 Senior Vice President - Finance