Form 10-Q
period 1995-03-31
JOSTENS INC
filed 1995-05-10
CIK 54050

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-Q



(Mark One)

x     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31,1995

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of the registrant's only class of common stock on March 31, 1995 was 45,507,201.





                         JOSTENS, INC.

                             INDEX







Part I.  Financial Information

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of March 31, 1995 and
         1994 and June 30, 1994

        Condensed Consolidated Statements of Income for the Three Months
         Ended March 31, 1995 and 1994 and the Nine Months
         Ended March 31, 1995 and 1994

        Condensed Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 1995 and 1994

        Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K



Signatures


                JOSTENS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands)

                                    (Unaudited)
                                     March 31,       June 30,
                                  1995       1994      1994

CURRENT ASSETS
   Cash and short-term
    investments                 $ 65,906   $ 45,658  $107,827
  Accounts receivable            150,722    131,268   149,206
  Inventories:
   Finished products              28,786     36,536    28,026
   Work-in-process                76,453     83,769    23,879
   Materials and supplies         36,389     40,568    30,733
                                 141,628    160,873    82,638

  Deferred income taxes           39,985     23,449    39,985
  Prepaid expenses                 5,432     10,139     6,123
  Other receivables               23,855     23,791    10,338
                                 427,528    395,178   396,117
OTHER ASSETS
  Intangibles                     45,826     44,447    47,737
  Software development costs      26,139     57,820    29,356
  Other                           15,206     27,536    20,850
                                  87,171    129,803    97,943

PROPERTY AND EQUIPMENT           218,245    209,923   207,641
  Accumulated depreciation      (147,421)  (134,762) (131,870)
                                  70,824     75,161    75,771

                                $585,523   $600,142  $569,831

CURRENT LIABILITIES
  Accounts payable              $ 20,842   $ 22,525  $ 33,192
  Salaries, wages and
   commissions                    47,282     43,052    68,394
  Customer deposits               97,764     94,745    36,080
  Other liabilities               53,802     47,921    71,065
  Income taxes                    16,917      2,176    14,663
                                 236,607    210,419   223,394

LONG-TERM DEBT                    54,097     54,377    54,267

DEFERRED INCOME TAXES              5,943     10,661     5,943

OTHER NON-CURRENT LIABILITIES     30,646     20,240    29,646

SHAREHOLDERS' INVESTMENT
  Preferred shares, $1.00 par
  value:
   Authorized 4,000 shares,
   none issued                         -          -         -
  Common shares, $.33 1/3 par
  value:
   Authorized 100,000 shares
   Issued - 45,507, 45,451
   and 45,482 shares,
   respectively                   15,210     15,150    15,160
  Capital surplus                153,478    152,987   152,996
  Retained earnings               94,384    139,101    92,855
  Foreign currency translation    (4,842)    (2,793)   (4,430)
                                 258,230    304,445   256,581

                                $585,523   $600,142  $569,831



                 JOSTENS, INC. AND SUBSIDIARIES
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             (in thousands, except per share data)


                                Three Months Ended   Nine Months Ended
                                    March 31,            March 31,
                                  1995      1994       1995      1994


NET SALES                      $163,120  $158,726   $484,567  $505,432

Cost of products sold            81,405    82,965    241,038   263,640
                                 81,715    75,761    243,529   241,792
Selling and administrative
expenses                         67,630    90,291    205,146   241,124

OPERATING INCOME (LOSS)          14,085   (14,530)    38,383       668

Net interest expense (income)      (465)      989        488     4,176

                                 14,550   (15,519)    37,895    (3,508)

Income taxes                      6,039    (6,272)    15,727    (1,421)

INCOME (LOSS) FROM CONTINUING
OPERATIONS                        8,511    (9,247)    22,168    (2,087)

DISCONTINUED OPERATIONS:
 Loss from operations, net of
 tax                                  -         -          -      (810)

 Gain on sale of discontinued
 operations, net of tax               -    10,987          -    10,987

Cumulative effect of change
in accounting principle, net
of tax                                -         -       (634)        -

NET INCOME                     $  8,511  $  1,740   $ 21,534  $  8,090

EARNINGS (LOSS) PER COMMON
SHARE:

Continuing operations          $    .18  $   (.20) $     .48  $   (.04)

Loss from discontinued
operations                            -         -          -      (.02)

Gain on sale of discontinued
operations                            -       .24          -       .24

Cumulative effect of change
in accounting principle               -         -       (.01)        -

Net income                    $     .18  $    .04  $     .47  $    .18

Average shares outstanding       45,491    45,450     45,493    45,446


Dividends declared per common
share                         $     .22  $    .22  $     .44  $    .66




                JOSTENS, INC. AND SUBSIDIARIES
   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)



                                             Nine Months Ended
                                                March 31,

                                           1995           1994


OPERATING ACTIVITIES

  Net income                            $  21,534      $   8,090

  Depreciation and amortization            22,992         28,100

  Changes in assets and liabilities       (43,797)        15,546

  Gain on sale of Sportswear                    -        (10,987)

                                              729         40,749

INVESTING ACTIVITIES

  Capital expenditures                    (10,591)        (8,625)

  Software development costs               (6,737)       (14,976)

  Minority investments                      4,322              -

  Net proceeds from sale of Sportswear          -         44,724

                                          (13,006)        21,123

FINANCING ACTIVITIES

  Short-term borrowing                          -              -

  Cash dividends                          (30,006)       (29,995)

  Other                                       362            217

                                          (29,644)       (29,778)


INCREASE (DECREASE) IN CASH AND
SHORT-TERM INVESTMENTS                  $ (41,921)     $  32,094



                JOSTENS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Because of the seasonal nature of the Company's business, the results of operations for the nine months ended March 31, 1995, are not necessarily indicative of the results for the entire year ending June 30, 1995.

Certain fiscal 1994 balances have been reclassified to conform to the fiscal 1995 presentation.

SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, must be adopted not later than fiscal 1997. The implementation of this statement is not expected to have a material impact on the results of operations.

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

DIVIDENDS

The cash dividends declared for the nine months ended March 31, 1995 and 1994 do not include the third quarter dividend of $.22 declared in April 1995 and 1994. The dividends declared for the nine months ended March 31, 1994 include the fourth quarter dividend for fiscal 1993 which was declared in July of 1993.



            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net working capital was $190.9 and $172.7 million at March 31, 1995, and June 30, 1994, respectively. The seasonality of the Company's business normally requires interim financing of operations and inventories and these cash requirements have typically been met through the issuance of short-term commercial paper. However, due to the sale of the Sportswear business and improved cash flow from operations during fiscal 1994, the Company ended the fiscal year with cash and short-term investments of $107.8 million. These funds, along with the proceeds from Jostens Learning's sale of its Adult business and equity interest in Optical Data Corporation which occurred in the first quarter of fiscal 1995 ($7.5 and $4.2 million, respectively), were used to finance the Company's operations during the first three quarters of fiscal 1995.

Accounts receivable are up $19.5 million from March 31, 1994, primarily due to increased sales in the later part of the third quarter as well as more Jostens Learning customers seeking payment terms closer to installation rather than at the time of receipt.

Inventories have increased from June 30, 1994, due to the seasonality of the business. The decrease of $19.2 million from March 31, 1994 is primarily the result of reduced inventories at Jostens Learning due to restructuring of that business in fiscal 1994.

Other receivables have increased from $10.3 million at June 30, 1994 to $23.9 million at March 31, 1995 primarily due to the Company's seasonality of sales. This account represents receivables from sales representatives who historically are in overdraft positions in the first three quarters of the year due to the payment of draws, prior to commissions being earned.

Capitalized software development costs have decreased from June 30, 1994, primarily due to the sale of Jostens Learning's Adult business. Software development costs have decreased from March 31, 1994, due primarily to the restructuring charges at Jostens Learning and the sale of the Adult business.

Salaries, wages and commissions payable decreased from $68.4 million at June 30, 1994, to $47.3 million at March 31, 1995. The decrease is due to payment of severance accruals related to the restructuring, payment of bonuses and timing of commission payments as commissions payable reaches its highest balance at year end.

Other liabilities decreased from $71.1 million at June 30, 1994 to $53.8 million at March 31, 1995. The decrease is primarily due to dividends accrued in the June balance that were paid in the first quarter as well as restructuring accruals that have decreased since year end due to payments made.

Capital expenditures through March 31, 1995, are $10.6 million, approximately $2.0 million higher than the comparable period in fiscal 1994. Major projects in process include a business systems upgrade involving new hardware and software for field and headquarter locations.

Interest expense decreased by $1.3 million for the nine months ended March 31, 1995 over the comparable period of the prior fiscal year. The decrease is due to the strong cash position at year end which eliminated the Company's need for short-term borrowing for operational needs. In addition, interest income increased $1.4 and $2.4 million respectively, for the three and nine months ended March 31, 1995 over the comparable periods of the prior fiscal year. The increase in interest income is due to the effects of maintaining higher cash balances through the first three quarters of fiscal 1995 and from higher short-term interest rates.


RESULTS OF OPERATIONS

Continuing Operations
Net sales for the three months ended March 31, 1995 were $163.1 million, an increase of 3% over the prior year. Sales increases for the quarter were driven by the company's traditional school businesses. Net sales for the nine months ended March 31, 1995 were $484.6 million, a 4% decrease over the prior year. The Company's lower sales were due primarily to planned reductions in the U.S. Photography and Jostens Learning businesses relating to the restructurings that previously occurred in both of these businesses. The planned reduction in sales in the Photography business is due to both its move away from lower margin business, and reduction in capacity due to closing of two plants in fiscal 1994. Reduced sales at Jostens Learning reflects the sale of the Adult business and progress with exiting the hardware business as planned for in Jostens Learning's restructuring.

In the first quarter, the Company asked Goldman Sachs, an investment banker, to help explore possible relationships between Jostens Learning and other companies. This review began in the second quarter and is expected to be completed by the end of the fiscal year.

Cost of products sold were $81.4 and $241.0 million, respectively, for the three and nine months ended March 31, 1995. Costs, as a percent of sales, were 49.9% and 49.7%, respectively, as compared to 52.3% and 52.2% in the same periods last year. The improved margins are primarily attributable to the inventory change in estimate of $3.2 million as described in the annual report and recorded in the third quarter of fiscal 1994. The margins have also been helped by Jostens Learning's progress on exiting the hardware business, (which has lower-margins) and lower software amortization costs due to the fiscal 1994 restructuring at Jostens Learning.

Selling and administrative expenses were $67.6 and $205.1 million, respectively, for the three and nine months ended March 31, 1995. These expenses as a percent of sales, were 41.5% and 42.3%, respectively, as compared to 56.9% and 47.7% in the same periods last year. The decrease is primarily due to the changes in accounting estimates of $7.7 million for receivables and $6.0 million for overdrafts as described in the annual report and recorded in the third quarter of fiscal 1994. Expenses were further reduced due to cost reduction efforts of the 1994 restructuring at Jostens Learning and corporate, as well as cost reductions associated with the closing of photography plants that were part of the fiscal 1993 restructuring. Jostens Learning also recorded future lease commitments for the nine months of fiscal 1995 of $1.1 million on four facilities that were vacated as a result of the personnel reductions. The Company estimates that an additional loss of $.8 million will be incurred over the remainder of the fiscal year as additional lease space is vacated and abandoned as a result of the restructuring plan.

Because of the seasonality of the Company's business, income reported for the three months ended March 31, 1995 was less than the results for the three months ended December 31, 1994. This seasonality historically shows an increase in income for the three months ended June 30 of each year. The differences in sales volume and product mix between quarters and the timing of selling and administrative expenses during the year affect interim pre-tax margins.

As part of the Company's continuing environmental management program, the Company is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. When the potential liability amounts are probable and reasonably estimable, the Company accrues the best estimate when available, and for specific sites where only a range of liability is probable and reasonably estimable and no amount in the range is a better estimate than another, the Company has accrued the low end of that range. While the Company may have right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries have been established as of March 31, 1995.

The amount accrued during the third quarter of fiscal 1995 with respect to potential liability is recorded as part of "other liabilities". This amount represents approximately one percent of that line item and accordingly is not material to the Company's financial position.

The Company also assesses reasonably possible environmental liability beyond that which has been accrued. This liability is not probable, but is more likely than remote. As of March 31, 1995, the Company has identified four sites which require further investigation. The potential liability cannot be fully assessed as they are in the early stages of investigation. In addition, two other sites are nearing completion and did not require any accruals. The amount of Company environmental liability identified that is reasonably possible is not likely to have a material impact on the Company's liquidity, capital resources or results of operations.

Discontinued Operations - Sale of Sportswear Business: In January 1994, the Company sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million. The future impact of this sale on continuing operations and cash flow has been and is expected to be immaterial. Revenues and income taxes included in discontinued operations related to the Sportswear business for the three and nine months ended March 31, 1994, were; net sales of zero and $52.1 million respectively, and income tax expense of $7.5 and $7.0 million respectively.


RESTRUCTURING UPDATE

The closing of the Jackson photography facility, which was announced in the beginning of the third quarter and represented the final phase of the 1993 restructuring, was completed by the end of the third quarter. The 1993 restructuring accrual decreased during the first three quarters of fiscal 1995 by $3.6 million in cash payments and $.3 million due to non-cash items. The remaining restructuring accrual at March 31 1995, is $7.7 million. The Company expects this accrual to be reduced by $2.0 million in non-cash items and $2.0 million in cash payments during the remainder of fiscal 1995. The accrual will also be reduced by expected cash payments in subsequent periods as follows: fiscal 1996, $2.2 million; fiscal 1997 and beyond, $1.5 million.

The 1994 restructuring accrual decreased by $13.3 million in the first three quarters of fiscal 1995 due to $11.9 million of cash payments and $1.4 million in non-cash items from exits of ancillary lines of business. The remaining restructuring accrual at March 31, 1995, is $14.9 million. The Company expects payments relating to the remaining $14.9 million of accruals to occur in fiscal 1995, $1.4 million, fiscal 1996, $9.1 million, and fiscal 1997 and beyond, $4.4 million.

Among the accomplishments of Jostens Learning principally related to the fiscal 1994 restructuring were the following:
1) It has established a new customer training model to reduce the number of Jostens Learning employees necessary to support teacher training. This model began to be offered for sale in the first quarter in connection with the sale of Training PLUS, a new and more efficient teacher training program. Deliveries have occurred in the third quarter. 2) It began taking orders for the new single management system, called A+dvantage. Deliveries of this single integrated learning operating system, as well as customer upgrades to the single system, are expected to begin at the end of the current school year in June 1995.
3) It has contracted with a third party to supply computer hardware equipment to Jostens Learning customers. It also contracted with a third party to provide hardware maintenance and service.



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


                             JOSTENS, INC.



Date      May 10, 1995        \s\ Robert C. Buhrmaster
                                  Robert C. Buhrmaster
                                  President and Chief Executive Officer


                              \s\ Trudy A. Rautio
                                  Trudy A. Rautio
                                  Senior Vice President - Finance