Form 10-K
period 1995-06-30
JOSTENS INC
filed 1995-09-22
CIK 54050

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 1995.
                                OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________

Commission File No. 1-5064

                                 JOSTENS, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Minnesota                                        41-0343440
-------------------------------                       -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

    5501 Norman Center Drive, Minneapolis, Minnesota                   55437
--------------------------------------------------------             ----------
       (Address of principal executive offices)                      (Zip Code)

                                (612) 830-3300
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
---------------------                  -----------------------------------------
Common Shares, $.33 1/3 par value      New York Stock Exchange, Inc.
Common Share Purchase Rights           New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by nonaffiliates of the Registrant on September 6, 1995, was $1,050,875,896. The number of shares outstanding of Registrant's only class of common stock on September 6, 1995, was 45,571,855.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                             Form 10-K
-------------------------------------------          --------------------------
Annual Report to Shareholders for                    Parts II and IV
The Year Ended June 30, 1995.

Proxy Statement for Annual Meeting of                Parts I and III
Shareholders to be held October 26, 1995

                                    PART I


Item 1.  BUSINESS

 (a) The Company is a Minnesota corporation, incorporated in 1906. The Company provides products and services that help people celebrate achievement, reward performance, recognize service and commemorate experiences throughout their lives. Products and services include: yearbooks, class rings, graduation products, student photography packages, customized business performance and service awards, sports awards and customized affinity products.

     In August 1995, Jostens offered to repurchase up to 6.1 million of its common shares through a Modified Dutch Auction tender offer. Under the offer, which expired September 1, 1995, shareholders had the option to tender shares at a price range of $21.50 to $24.50 per share. The Company purchased just over 7 million shares of its common stock for $24 per share, the maximum allowed under the terms of the tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings.

     In June 1995, Jostens sold its Jostens Learning Corp. (JLC) curriculum software subsidiary to a group led by Bain Capital, Inc. for $50 million in cash, a $36 million note maturing in eight years and a separate $4 million note convertible into 19 percent of the equity of Jostens Learning, subject to dilution in certain events. The transaction gain of $11.1 million ($5.8 million after tax) was deferred in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity. The gain will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements.

     In the fourth quarter of fiscal 1994, the Company recorded an $8.5 million restructuring charge ($5.1 million after tax, or 12 cents per share) related to continuing operations, covering headcount reductions in the general and administrative functions. As a result of a study of corporate overhead costs in 1994, the Company eliminated approximately 125 positions to achieve the desired management organization. Jostens also recorded a restructuring charge of $60.9 million ($40.2 million after tax, or 88 cents per share) related to JLC, which has been reclassified as part of discontinued operations. The restructuring charge relating to JLC included $39.1 million to focus its product development, $7.3 million to exit both direct and indirect investments in three ancillary lines of business, $4.1 million to exit the hardware sales and service business, and $10.4 million for work-force reductions.

     In the third quarter of fiscal 1994, the U.S. Photography business closed leased facilities in Clinton, Mississippi, and Lake Forest, California, and transferred production in fiscal 1995 to owned facilities in Webster, New York; Jackson, Mississippi and Winnipeg, Manitoba.

     In January 1994, Jostens sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million in cash. Jostens recognized an $18.5 million gain ($11 million after tax) on the sale, primarily because the Sportswear business had been written down by $15 million to its estimated net realizable value in the fiscal 1993 restructuring.

     In the fourth quarter of fiscal 1993, the Company recorded a $40.2 million ($25.3 million after tax, or 56 cents per share) restructuring charge related to continuing operations. The charge included $26.7 million for restructuring the Photography business, of which $7.9 million related to goodwill write-offs ($5.6 million relating to the Portrait World acquisition in 1989 and $2.3 million in various smaller Photography intangibles), $12.8 million related to plant shutdowns and $6 million related primarily to write-offs of abandoned receivables from independent sales representatives and dealers. The remaining $13.5 million of restructuring charges included $4.8 million primarily for headcount reductions and relocation expenses, and $8.7 million primarily for sales force restructuring and policy changes, including write-offs of abandoned receivables from terminated independent sales representatives. The accounts receivable balances, which would have ordinarily been collectible in the absence of the changes in the sales force, were abandoned as part of the territory consolidations and sales force terminations resulting from the sales force restructuring. The Company also recorded in 1993 a restructuring charge of $10.4 million ($8.3 million after tax, or 18 cents per share) related to JLC, which has been reclassified as part of discontinued operations. The restructuring charge included $5 million for the write-off of certain software development costs, as well as $5.4 million for work-force reductions. Prior to reclassification, the 1993 restructuring also included $15 million to write down the carrying value of the Sportswear business to its net realizable value. The $15 million related to the sale of Sportswear in 1994 was reclassified as part of a discontinued operation.

     There have been no material changes during fiscal 1995 in the mode in which the Company has conducted its business.

 (b) The Company's operations are classified into two business segments: school-based recognition products and services (School Products) and longevity and performance recognition products and services for businesses (Recognition). Business segment financial information is in the financial statement footnote "Business Segment Information" on pages 34 and 35 of the 1995 Annual Report to Shareholders.

 (c) The Company's two business segments sell their products in elementary schools, high schools, colleges and businesses in the 50 United States and some foreign countries through a sales force of over 1,200 independent representatives. In fiscal 1995, the Company had a discontinued operation
     (JLC), which produced educational software for students in kindergarten through grade 12. In fiscal 1994, the Company had a discontinued operation (Sportswear), which manufactured and marketed decorated sportswear to retail outlets and schools.

SCHOOL PRODUCTS SEGMENT
-----------------------

School Products recognizes individual and group achievement and affiliation primarily in the academic market. School Products comprises five businesses:
Printing & Publishing, Jewelry, Graduation Products, U.S. Photography and Jostens Canada. The School Products segment sales of $565 million in 1995 included these five lines of business and $8.5 million in other sales.

Printing & Publishing: Jostens manufactures and sells student-created yearbooks in elementary schools, junior high schools, high schools and colleges. Independent sales representatives work closely with each school's yearbook staff (both students and a faculty adviser), assisting with the planning, editing, layout and printing scheduling until the book is completed. Jostens sales representatives work with the faculty advisers to renew yearbook contracts each year. This business also provides commercial printing of annual reports, brochures, and promotional books and materials. Printing and Publishing contributed 36% of sales volume of this segment in fiscal 1995 and approximately 35% in 1994 and 1993.

Jewelry: Jostens manufactures and sells rings representing a graduating class primarily to high school and college students. This product contributed approximately 27% of the sales volume of this segment in fiscal 1995, 1994 and 1993. Most schools have only one supplier to its students each year. Rings may be sold through bookstores, other campus stores, retail jewelry stores as well as within the school through temporary order-taking booths. Jostens, through its independent sales representatives, manages the entire process of interacting with the student through ring design, promotion, ordering and presentation to relieve school officials of any administrative burden connected with students purchasing this symbol of achievement.

Graduation Products: Jostens manufactures and sells graduation announcements, diplomas and caps and gowns to students and administrators in high schools and colleges. This product group contributed approximately 24%, 23% and 22% of sales to this segment in fiscal years 1995, 1994 and 1993, respectively. Jostens independent sales representatives make calls on schools and sales are taken through temporary order-taking booths.

Photography: Jostens U.S. provides student pictures and senior portraits to elementary and high school students through its sales force and dealer network, which arrange the sittings/shootings at individual schools or in their own studios. This business contributed approximately 4% of sales to this segment in fiscal 1995 and approximately 5% in fiscal 1994 and 1993. Jostens processes the photos at its plants in the U.S. and Canada.

Jostens Canada: Jostens is the leader in school photography, yearbooks and class rings in Canada. This product group contributed approximately 7% of sales to this segment in fiscal 1995, 8% in fiscal 1994 and 9% in fiscal 1993.

MARKETS: School Products serves elementary schools, middle schools, high schools, colleges, alumni associations and other organizations in the United States and Canada through approximately 1,100 independent sales representatives. Jostens also maintains an international sales force covering about 50 countries servicing primarily American schools and military installations.

PRODUCTS: School products include elementary through college yearbooks, commercial printing, desktop publishing curriculum kits, class rings, graduation caps and gowns, graduation announcements and accessories, diplomas, individual and group school pictures, group photographs for youth camps and organizations, and senior graduation portraits.

SALES FORCE: The School Products segment markets its products primarily through independent sales representatives. Approximately 425 persons are dedicated to selling class rings and graduation products, 325 to yearbooks and 350 to photography.

SEASONALITY: This product segment experiences a strong Seasonality concurrent with the school year with 40-50% of full-year sales occurring in the fourth quarter. The business generally requires short-term financing during the course of the fiscal year. In 1995, the Company's strong cash position eliminated the need for short-term borrowing. Jostens will again require seasonal financing in 1996 due to the share repurchase.

COMPETITION: The business of the School Products segment is highly competitive, primarily in the pricing, product development and marketing areas.

In the class ring business, the Company has two primary national competitors:
Town & Country (Balfour) and Herff Jones, both with distribution methods similar to the Company's. The class ring business is also served through retail jewelry stores, dominated by two companies: Commitment Jewelry Company with two lines (ArtCarved and R. Johns), and Town & Country with one line (Gold Lance).

In the Graduation Products business, several national and numerous local and regional competitors offer products similar to those of the Company.

Printing & Publishing competition is primarily made up of two national firms (Herff Jones and Taylor Publishing) and two smaller regional firms (Walsworth Publishing and Delmar Corporation). All compete on price, print quality, product offerings and service. Technological offerings in the way of computer based curricula are becoming a more significant market advantage.

In the Photography area, the Company competes with Olan Mills in the U.S., Lifetouch, and a variety of regional and locally owned and operated photographers that process product in small batches in both Canada and the U.S.

The Company's strategy for competing with these companies is based on its service and quality. On the basis of available information, the Company believes that it has the largest U.S. market share in the following product areas: class rings, yearbooks, diplomas, graduation announcements and caps and gowns, and the largest market share of photography business in Canada.

RECOGNITION SEGMENT
-------------------

The Recognition segment helps companies promote and recognize achievement in people's careers. It designs, communicates and administers programs to help customers improve performance and employee service. Jostens provides products and services that reflect achievements in service, sales, quality, productivity, attendance, safety and retirements. It also produces awards for championship team accomplishments and affinity products for associations.

This business manufactures and markets a wide variety of products sold primarily to corporations and businesses in the United States and Canada. The products manufactured by Recognition include customized and personalized jewelry, rings, watches and engraved certificates. In addition, this business also remarkets items manufactured by others for incorporation into programs sold to Recognition customers. These products include items supplied by Lenox, Hartmann, Waterman, Kirk Stieff and Oneida.

MARKETS: Recognition serves customers from small and mid-size companies to global corporations, professional and amateur sports teams and special interest associations.

PRODUCTS: Recognition offers a wide assortment of products and services tailored to the needs of the organization it is serving. For global companies, Jostens customizes programs to meet specific customer needs.

Standardized programs, such as New Generation and Reflections, provide small and mid-size companies the same product and service features without complex customization. Recognition enjoys exclusive product and personalization distributor arrangements with such companies as Lenox/TM/ china and Hartmann/TM/ luggage for the service award marketplace.

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

JOSTENS, INC. -- INFORMATION REGARDING ALL BUSINESSES
-----------------------------------------------------

BACKORDERS: Because of the nature of the Company's business, generally all orders are filled within a few months from the time of placement. However, the School Products Segment obtains student yearbook contracts in one fiscal year for a significant portion of the yearbooks to be delivered in the next fiscal year. Often the prices of the yearbooks are not established at the time of the order because the content of the books may not have been finalized. Subject to the foregoing qualifications, the Company estimates that as of June 30, 1995, the backlog of orders related to continuing operations was approximately $231 million compared with $211 million a year earlier, primarily related to student yearbooks. The Company expects most of the backlog orders to be confirmed and filled within the current fiscal year.

ENVIRONMENTAL: The Company does not believe that compliance with federal, state, and local provisions protecting the environment will have a material affect upon its capital expenditures, earnings, or competitive position.

RAW MATERIALS: All of the raw materials used by the Company are available from several sources. Gold is an important raw material and accounted for approximately 10%, 9%, and 9%, respectively, of the Company's cost of products sold in the fiscal years ended June 30, 1995, 1994 and 1993.

INTELLECTUAL PROPERTY: The Company has no patents, licenses, franchises or concessions that are material to the Company as a whole, but does have a number of proprietary trade secrets, trademarks and copyrights that it considers important. In addition, licenses are an important part of certain aspects of the Company's businesses; however, the loss of any license would not have a material affect on the Company's operations.

SIGNIFICANT CUSTOMERS: No material part of any business of the Company depends upon a single customer or very few customers.

FEDERAL GOVERNMENT CONTRACTS: No material portion of the Company's business is subject to renegotiation of profits or the termination of contracts or subcontracts at the election of the United States Government.

EMPLOYEES: At June 30, 1995, the total number of employees of the Company was approximately 5,600 (not including independent sales representatives). Because of seasonal fluctuations and the nature of the business, the number of employees tends to vary.

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

Item 2.  PROPERTIES
         ----------

         The principal plants, which are owned by the Company unless otherwise noted, are as follows:

                                                                                     Approximate
                                                                                       Area in
Location                                    Principal Products                       Square Feet
--------                                    ------------------                       -----------
Attleboro, Massachusetts                    Class Rings                                  52,000
Denton, Texas                               Class Rings                                  57,000
Laurens, South Carolina                     Caps and Gowns                               98,000
Simpsonville, South Carolina *              Caps and Gowns                               30,000
Porterville, California                     Graduation Products                          92,000
Red Wing, Minnesota                         Graduation Products                         132,000
Shelbyville, Tennessee                      Graduation Products                          87,000
Burnsville, Minnesota *                     Scholastic Support                           44,000
Edina, Minnesota *                          Scholastic Support                           22,000
Owatonna, Minnesota  **                     Scholastic Support                          154,000
Owatonna, Minnesota *                       Scholastic Support                           24,000
Memphis, Tennessee                          Recognition Awards                           67,000
Princeton, Illinois                         Recognition Awards                           65,000
Sherbrooke, Quebec                          Recognition Awards                           15,000
Clarksville, Tennessee ***                  Yearbooks                                   105,000
State College, Pennsylvania                 Yearbooks                                    66,000
Topeka, Kansas                              Yearbooks                                   236,000
Visalia, California                         Yearbooks                                    96,000
Winston-Salem, North Carolina ***           Yearbooks/Commercial Printing               132,000
Anaheim, California *                       Photography Retail Office                    12,000
Clinton, Mississippi *                      Photography Products                        163,000
Jackson, Mississippi ****                   Photography Products                         78,000
Pleasanton, California *                    Photography Retail Office                     6,000
Webster, New York                           Photography Products                         60,000
Webster, New York  *                        Photography Products                         10,000
Montreal, Quebec  *                         Photography Products                          7,000
Toronto, Ontario  *                         Sales and General Offices                     2,000
Winnipeg, Manitoba                          Photography and Yearbooks                    69,000
Winnipeg, Manitoba *                        Class Rings                                  11,000
Lindon, Utah *                              Wicat General Offices                        20,000
Surrey, England *                           Wicat General Offices                         7,425

Executive offices are located in a general offices building owned by the Company, which has approximately 116,000 square feet and is located in a Minneapolis, MN suburb. A portion of this facility has been financed through the issuance of revenue bonds.

         ----------
* Represents leased properties with the following expiration dates. The Company expects to renew those leases expiring in fiscal 1996.

     Clinton          1997 (Still under lease, but plant closed)
     Edina            1997                                         Burnsville           1997
     Anaheim          1996                                         Owatonna             2001
     Webster          1997                                         Pleasanton           1996
     Montreal                                                      Toronto              2000
      Plant           1996                                         Lindon               1998
      Sales Office    1997                                         Surrey               2009
     Winnipeg                                                      Simpsonville         Month to Month
      Ring Plant      1996
      Extention of
        Photo Plant   1996
      General
        Offices       1997

**  Several locations.

*** Clarksville is leased under the terms of Industrial Revenue Bond issues maturing in fiscal 1996 (see Long-Term Debt and Other Borrowings note in the Company's annual report to shareholders for the year ended June 30,
     1995). This lease obligation has been capitalized and reported as current maturities on long-term debt in the financial statements.

**** Jackson plant closed and building for sale


Item 3.  LEGAL PROCEEDINGS
         -----------------

             No material legal proceedings involving the Company or any subsidiary as a defendant are pending or threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

             None.

Item 4A. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

             The information under the caption "Election of Directors" contained on pages 2 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 1995, as filed with the Securities and Exchange Commission is hereby incorporated herein by reference. Executive officers of the Registrant are as follows:

                          Years of
                        Service With
Name                    the Company        Age       Title and Business Experience
----                    ------------       ---       -----------------------------
Robert C. Buhrmaster         3             48        President and Chief Executive Officer
                                                     Mr. Buhrmaster joined the Company in December
                                                     1992 as Executive Vice President and Chief
                                                     Staff Officer.  He was named President and
                                                     Chief Operating Officer in June 1993 and was
                                                     named to his current position in March 1994.
                                                     Prior to joining Jostens, Mr. Buhrmaster had
                                                     been with Corning, Inc. for 18 years serving
                                                     in various capacities, most recently as Senior
                                                     Vice President of Strategy and Business
                                                     Development.

Charles W. Schmid            2             52        Executive Vice President and General
                                                     Manager - Scholastic and Recognition
                                                     Mr. Schmid joined the Company in April 1994
                                                     as Senior Vice President and Chief Marketing
                                                     Officer.  He was appointed to his current
                                                     position in August 1995.  Prior to joining the
                                                     Company he was President and Chief Operating
                                                     Officer for Carlson Companies, Inc.  From 1979
                                                     through 1991, Mr. Schmid served in various
                                                     executive capacities for Philip Morris
                                                     Companies, Inc., most recently as Senior Vice
                                                     President of Marketing for its Miller Brewing
                                                     Company.

Orville E. Fisher Jr.       20             51        Senior Vice President, General Counsel and
                                                     Secretary
                                                     Mr. Fisher joined the Company in 1975 as
                                                     General Counsel, was named Vice President,
                                                     General Counsel and Assistant Secretary in
                                                     1977.  He assumed his present position in
                                                     1988.

John L. Jones                4             58        Senior Vice President - Human Resources
                                                     Mr. Jones joined the Company in January, 1992.
                                                     Prior to joining Jostens, he was Director of
                                                     Human Resources,  Americas Operations of Xerox
                                                     Corporation, and had held various human
                                                     resource positions with Xerox since 1971.

         --------------------------------------------------

                          Years of
                        Service With
Name                    the Company        Age       Title and Business Experience
----                    ------------       ---       -----------------------------
Trudy A. Rautio              2             42        Senior Vice President and Chief Financial
                                                     Officer
                                                     Ms. Rautio joined the Company in June 1993 as
                                                     Vice President-Finance and Administration of
                                                     the School Products Group.  She was appointed to
                                                     Corporate Vice President and Controller in
                                                     August 1993, and Senior Vice President
                                                     President, Finance International and Strategic
                                                     Brand Development and earlier as Vice
                                                     President, Finance for Green Giant

G. Nichols Simonds           2             56        Senior Vice President and Chief Information
                                                     Officer
                                                     Mr. Simonds joined the Company in September
                                                     1993 as Vice President and Chief Information
                                                     Officer.  He was appointed to his current
                                                     position in August 1995.  Prior to joining the
                                                     Company he was Vice President, Information
                                                     Systems for Honeywell, Inc.  From 1987 through
                                                     1990, Mr. Simonds was Director of Management
                                                     Information Systems at Chrysler Corporation.

Jack Thornton               17             42        Senior Vice President and General Manager -
                                                     Printing & Publishing / Photography / Jostens
                                                     Canada
                                                     Mr. Thornton has held several management
                                                     positions with Jostens since starting as a
                                                     personnel manager in 1978.  He was promoted to
                                                     Operations Manager of the Printing and
                                                     Publishing Division in 1989 and Vice President
                                                     of Operations-School Products Group one year
                                                     later.  He was named a Vice President for
                                                     Jostens in February 1991.  He was appointed a
                                                     Senior Vice President of the School Products
                                                     Group in October 1992.  He was appointed
                                                     General Manager of the Printing & Publishing
                                                     business in April 1993. He assumed his current
                                                     position in August 1995.

         --------------------------------------------------

                          Years of
                        Service With
Name                    the Company        Age       Title and Business Experience
----                    ------------       ---       -----------------------------
Greg S. Lea                  2             43        Vice President and General Manager -
                                                     Colleges and Universities
                                                     Mr. Lea joined the Company in November 1993 as
                                                     Vice President - Total Quality Management.  He
                                                     was named to his current position in June
                                                     1995.  Prior to joining the Company, Mr. Lea
                                                     spent 19 years with International Business
                                                     Machines Corp. in various financial,
                                                     operations and quality positions, most
                                                     recently as Director of Market Driven Quality
                                                     for IBM's AS/400 Division.

Guy M. Marsala               1             44        Vice President and General Manager -
                                                     Scholastic
                                                     Mr. Marsala joined the Company in March 1995.
                                                     Prior to joining the Company he worked for ten
                                                     years for Pepsico, Inc. in various positions,
                                                     most recently as general manager for Southern
                                                     California.

Lee U. McGrath               1             39        Vice President and Treasurer
                                                     Mr. McGrath joined the Company in May 1995.
                                                     Prior to joining the Company he worked for six
                                                     years for H.B. Fuller Company in various
                                                     positions, most recently as assistant
                                                     treasurer.

                                PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS
         ------------------------

         The information under the captions "Unaudited Quarterly Financial Data", contained on pages 37 and 38 and "Shareholder Inquiries" and "Stock Exchange Listing" contained on page 41 in the Company's annual report to shareholders for the year ended June 30, 1995, is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information under the caption "Five-Year Financial Summary" contained on page 39 in the Company's annual report to shareholders for the year ended June 30, 1995, is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------

         The information under the caption "Management's Discussion and Analysis" contained on pages 14 through 19 of the Company's annual report to shareholders for the year ended June 30, 1995, is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The consolidated balance sheets of Jostens, Inc. as of June 30, 1995 and 1994, and the related statements of consolidated operations, changes in shareholder's investment and cash flows for each of the years in the three-year period ended June 30, 1995, together with the related notes and the report of Ernst & Young LLP, independent auditors, all contained on pages 20 through 36 of the Company's annual report to shareholders for the year ended June 30, 1995, is incorporated herein by reference.


Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

         None.

                                PART III


Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
         ----------------------------------------

         In addition to certain information as to executive officers of the Company included in Part I of this Form 10-K, the information contained on pages 2 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 1995, with respect to directors and executive officers of the Company, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

         The information under the caption "Executive Compensation" contained on pages 8 through 13 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 1995, as filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The information under the caption "Shares Held by Directors and Officers" on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 1995, is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         None.

                                PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------

     (a) 1. Financial Statements: The following financial statements of the Company appearing on the indicated pages of the Annual Report to Shareholders for the year ended June 30, 1995, are incorporated herein by reference.

                                                         Pages in
                                                       Annual Report
                                                       -------------
             Consolidated Balance Sheets -
              June 30, 1995 and 1994                     22 and 23

             Statements of Consolidated Operations
              for the Years Ended June 30,
              1995, 1994, and 1993                          21

             Statements of Consolidated Changes
              in Shareholders' Investment
              for the Years Ended June 30,
              1995, 1994, and 1993                          25

             Statements of Consolidated Cash
              Flows for the Years Ended June 30,
              1995, 1994, and 1993                          24

             Notes to Consolidated Financial
              Statements                               26 through 36


         2.  Financial Statement Schedule
                                                          Page in
                                                           10-K
                                                          -------

             Schedule II - Valuation and
              Qualifying Accounts                           S-1


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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------
          (continued)


         3.  Executive Agreements

             The following agreement is an exhibit to this Annual Report on Form
              10-K:

             Executive Supplemental Retirement Agreement with John L. Jones.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1995.

     (c)     Exhibits

              3.a. Articles of Incorporation and Bylaws (Incorporated by reference to Exhibit 3(a), contained in the Annual Report on Form 10-K for the year ended June 30, 1993).

              4.a. Rights Agreement dated August 9, 1988 between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to the Company's Form 8-A dated August 17, 1988, File No. 1-5064).

                b. Form of Indenture, dated as of May 1, 1991, between Jostens, Inc. and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 contained in the Company's Form S-3, File No. 33-40233).

             10.a. Company's 1984 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 2-95076).

                b. Company's 1987 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-19308).

                c. Company's 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(d) contained in the Annual Report on Form 10-K for the year ended June 30, 1992).

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------
          (continued)


                d. The Company's 1981 Performance Award Plan (incorporated by reference to the Company's Form 8 dated May 2, 1991).

                e. Form of Contract entered into with respect to Executive Supplemental Retirement Plan (incorporated by reference to the Company's Form 8 dated May 2, 1991).

                f. Written description of the Company's Retired Director Consulting Plan (incorporated by reference to the Company's Form 8 dated May 2, 1991).

                g. Form of Performance Share Agreement entered into with respect to the Special Equity Performance Plan (filed herewith).

                h. Executive Supplemental Retirement Agreement with John L. Jones (filed herewith).

                i.  Directors Deferred Compensation Plan (filed herewith).


             11.    Computation of earnings per share.

             13.    Annual Report to Shareholders for the year ended June 30,
                    1995.

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

                                JOSTENS, INC.
Date: September 22, 1995

                     By  /s/ Robert C. Buhrmaster
                        ----------------------------------------------------
                          Robert C. Buhrmaster
                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated.


/s/ Robert C. Buhrmaster                                      September 22, 1995
----------------------------------------------------
Robert C. Buhrmaster (Principal Executive Officer)
President and Chief Executive Officer and Director


/s/ Trudy A. Rautio                                           September 22, 1995
----------------------------------------------------
Trudy A. Rautio (Principal Financial and Accounting
Officer)
Senior Vice President and Chief Financial Officer


/s/ Robert P. Jensen                                          September 22, 1995
----------------------------------------------------
Robert P. Jensen
Chairman of the Board and Director


/s/ Lilyan H. Affinito                                        September 22, 1995
----------------------------------------------------
Lilyan H. Affinito
Director


/s/ William A. Andres                                         September 22, 1995
----------------------------------------------------
William A. Andres
Director


/s/ Mannie L. Jackson                                         September 22, 1995
----------------------------------------------------
Mannie L. Jackson
Director


/s/ John W. Stodder                                           September 22, 1995
----------------------------------------------------
John W. Stodder
Director

                         JOSTENS INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

-------------------------------------------------------------------------------------------------------------------
               COL. A                        COL. B         COL. C                         COL. D          COL. E
-------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                          -------------------------
                                                                         Charged to
                                           Balance at     Charged to       Other                         Balance at
                                           Beginning      Costs and      Accounts -     Deductions -       End of
             Description                   of Period       Expenses       Describe        Describe         Period
-------------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted from asset accounts:
-------------------------------------------------------------------------------------------------------------------
Allowances for uncollectible accounts:
  Year ended June 30, 1995                  $13,749        $ 3,552       $        -       $ 8,252 (1)     $ 9,049
  Year ended June 30, 1994                  $ 6,869        $10,576 (8)   $        -       $ 3,696 (2)     $13,749
  Year ended June 30, 1993                  $ 5,681        $ 2,871       $        -       $ 1,683 (2)     $ 6,869
-------------------------------------------------------------------------------------------------------------------
Allowances for sales returns:
  Year ended June 30, 1995                  $ 6,719        $12,763       $        -       $11,973 (3)     $ 7,509
  Year ended June 30, 1994                  $ 8,733        $10,843       $        -       $12,857 (3)     $ 6,719
  Year ended June 30, 1993                  $ 7,813        $13,209       $        -       $12,289 (3)     $ 8,733
-------------------------------------------------------------------------------------------------------------------
SFAS No. 109 valuation allowances:
  Year ended June 30, 1995                  $ 3,642        $     -       $        -       $ 1,525 (4)     $ 2,117
  Year ended June 30, 1994                  $ 3,547        $    95       $        -       $     -         $ 3,642
  Year ended June 30, 1993                  $ 3,547        $     -       $        -       $     -         $ 3,547
-------------------------------------------------------------------------------------------------------------------
Overdraft reserves:
  Year ended June 30, 1995                  $ 7,796        $ 1,943       $        -       $ 3,582 (2)     $ 6,157
  Year ended June 30, 1994                  $ 3,243        $ 4,553 (8)   $        -       $     -         $ 7,796
  Year ended June 30, 1993                  $ 1,787        $ 1,456       $        -       $     -         $ 3,243
-------------------------------------------------------------------------------------------------------------------

Reserves and allowances added to liability accounts:
-------------------------------------------------------------------------------------------------------------------
Restructuring charges:
  Year ended June 30, 1995                  $39,821        $     -       $        -       $31,185 (5)     $ 8,636
  Year ended June 30, 1994                  $38,203        $28,668       $        -       $27,050 (6)     $39,821
  Year ended June 30, 1993                  $     -        $40,292       $        -       $ 2,089 (7)     $38,203
-------------------------------------------------------------------------------------------------------------------

Note (1) - Uncollectible accounts written off - net of recoveries ($5,796) plus disposition of Jostens Learning ($2,456).
Note (2) - Uncollectible amounts written off - net of recoveries.
Note (3) - Returns processed against reserve.
Note (4) - Reduced for utilization of Jostens Learning NOL.
Note (5) - Payments ($21,090), Noncash items ($3,523), and disposition of
           Jostens Learning ($6,572).
Note (6) - Payments ($12,050) and disposition of Sportswear business ($15,000). Note (7) - Amounts paid.
Note (8) - Include change in estimate.