Form 10-Q
period 1995-09-30
JOSTENS INC
filed 1995-11-13
CIK 54050

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1995
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________ Commission file number 1-5064
                            ------


                                 JOSTENS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      Minnesota                                        41-0343440
-----------------------                 ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


5501 Norman Center Drive, Minneapolis, Minnesota                    55437
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 612-830-3300
--------------------------------------------------------------------------------
              (Registrant's telephone number including area code)


--------------------------------------------------------------------------------
     (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No
                                        ---     ----

The number of shares outstanding of the registrant's only class of common stock on September 30, 1995 was 38,563,247.

                                 JOSTENS, INC.

                                     INDEX



Part I.  Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of September 30, 1995 and 1994 and June 30, 1995

         Condensed Consolidated Statements of Income for the Three Months Ended September 30, 1995 and 1994

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1995 and 1994

         Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II. Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K



Signatures
----------

                        JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                           (Unaudited)
                                                          September 30,                     June 30,
                                                  -----------------------------            ---------
                                                     1995                1994                 1995
                                                  ---------           ---------            ---------
CURRENT ASSETS:
  Cash and short-term investments                 $   2,356           $  19,449            $ 173,489
  Accounts receivable                               103,547             132,659              124,392
  Inventories:
    Finished products                                24,315              25,326               17,079
    Work-in-process                                  39,085              38,478               26,928
    Materials and supplies                           35,438              40,548               27,387
                                                  ---------           ---------            ---------
                                                     98,838             104,352               71,394

  Deferred income taxes                              17,845              39,985               17,845
  Prepaid expenses                                    3,245               6,571                2,869
  Other receivables                                  24,709              22,556               12,399
                                                  ---------           ---------            ---------
                                                    250,540             325,572              402,368

OTHER ASSETS
  Intangibles                                        30,558              46,907               30,915
  Note receivable                                    18,969                  --               18,969
  Deferred income taxes                              15,590                  --               15,590
  Software development costs                             --              25,428                   --
  Other                                              25,707              16,662               12,301
                                                  ---------           ---------            ---------
                                                     90,824              88,997               77,775

PROPERTY AND EQUIPMENT                              188,794             210,827              184,556
  Accumulated depreciation                         (120,873)           (138,046)            (116,731)
                                                  ---------           ---------            ---------
                                                     67,921              72,781               67,825
                                                  ---------           ---------            ---------
                                                  $ 409,285           $ 487,350            $ 547,968
                                                  =========           =========            =========

CURRENT LIABILITIES:
  Notes payable                                   $ 125,001           $      --            $      --
  Accounts payable                                   18,694              25,017               17,624
  Salary, wages, and commissions                     17,797              29,976               52,544
  Customer deposits                                  22,826              21,938               36,367
  Other liabilities                                  34,395              57,865               54,180
  Income taxes                                       12,864               2,829               35,372
                                                  ---------           ---------            ---------
                                                    231,577             137,625              196,087

LONG-TERM DEBT                                       53,890              54,259               53,899

DEFERRED INCOME TAXES                                    --               5,943                   --

OTHER NON-CURRENT LIABILITIES                        18,966              30,716               27,369

SHAREHOLDERS' INVESTMENT:
  Preferred shares, $1.00 par value:
    Authorized 4,000 shares, none issued                 --                  --                   --
  Common shares, $.33 1/3 par value:
    Authorized 100,000 shares
    Issued - 38,563, 45,490 and
    45,482 shares, respectively                      12,854              15,163               15,160
  Capital surplus                                        38             153,007              154,410
  Retained earnings                                  95,880              94,171              105,213
  Foreign currency translation                       (3,920)             (3,534)              (4,170)
                                                  ---------           ---------            ---------
                                                    104,852             258,807              270,613
                                                  ---------           ---------            ---------
                                                  $ 409,285           $ 487,350            $ 547,968
                                                  =========           =========            =========

                        JOSTENS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per-share data)


                                                       Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                     1995                1994
                                                  ---------           ---------
NET SALES                                           $97,754             $98,023

Cost of products sold                                45,800              44,888
                                                    -------             -------

                                                     51,954              53,135

Selling and administrative expenses                  47,892              47,375
                                                    -------             -------

OPERATING INCOME                                      4,062               5,760

Net interest expense (income)                          (198)                250
                                                    -------             -------

                                                      4,260               5,510

Income taxes                                          1,747               1,921
                                                    -------             -------

INCOME FROM CONTINUING OPERATIONS                     2,513               3,589

DISCONTINUED OPERATIONS:
  Loss from operations, net of tax                       --              (1,639)

Cumulative effect of changes in accounting
  principle, net of tax                                  --                (634)
                                                    -------             -------

NET INCOME                                          $ 2,513             $ 1,316
                                                    =======             =======

EARNINGS PER COMMON SHARE:
Continuing operations                               $  0.06             $  0.08

Loss from discontinued operations                        --               (0.04)

Cumulative effect of changes in
  accounting principle                                   --               (0.01)
                                                    -------             -------

NET INCOME                                          $  0.06             $  0.03
                                                    =======             =======

Average shares outstanding                           43,760              45,488
                                                    =======             =======

Dividends declared per common share                 $  0.22             $    --
                                                    =======             =======

                        JOSTENS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                       Three Months Ended
                                                          September 30,
                                                  -----------------------------
                                                     1995                1994
                                                  ---------           ---------
OPERATING ACTIVITIES

Net income                                        $   2,513            $  1,316

Depreciation and amortization                         4,395               7,162

Changes in assets and liabilities                  (121,302)            (87,340)
                                                  ---------            --------

                                                   (114,394)            (78,862)
                                                  ---------            --------

INVESTING ACTIVITIES

Capital expenditures                                 (4,124)             (2,405)

Software development costs                               --              (1,438)

Minority investments                                     --               4,322
                                                  ---------            --------

                                                     (4,124)                479
                                                  ---------            --------

FINANCING ACTIVITIES

Short-term borrowing                                125,001                  --

Cash dividends                                      (10,025)            (10,001)

Share Repurchase                                   (168,389)                 --

Other                                                   818                   6
                                                  ---------            --------

                                                    (52,595)             (9,995)
                                                  ---------            --------

DECREASE IN CASH AND SHORT-TERM INVESTMENTS       $(171,113)           $(88,378)
                                                  =========            ========

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

Because of the seasonal nature of the Company's business, the results of operations for the three months ended September 30, 1995, are not necessarily indicative of the results for the entire year ending June 30, 1996.

Certain fiscal 1995 balances have been reclassified to conform to the fiscal 1996 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

SHARE REPURCHASE

In September 1995, the Company repurchased 7,011,108 shares of its common stock, the maximum number of shares available for purchase, for $24 per share, or $168.3 million in total, through a Modified Dutch Auction tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings.

DISCONTINUED OPERATIONS

In June 1995, the Company sold its Jostens Learning Corp. (JLC) curriculum software subsidiary to a group led by Bain Capital, Inc. The condensed consolidated statements of income for the three months ended September 30, 1994 has been reclassified accordingly. (See Management Discussion and Analysis for further discussion).

CHANGE IN ACCOUNTING PRINCIPLE

The Company adopted SFAS 112, Employers' Accounting for Post-Employment Benefits, in the first quarter of fiscal 1995. The charge to earnings was $1.1 million ($.6 million after tax, $.01 per share), representing the cumulative amount of liability to be recorded under SFAS 112 as of the beginning of fiscal 1995.

EARNINGS PER COMMON SHARE

Earnings per common share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon exercise of dilutive stock options is not material.

DIVIDENDS

Dividends declared as of September 30, 1995, relate to fourth quarter of fiscal 1995 and differ from September 30, 1994, due to the timing of the fourth quarter declaration in fiscal 1994. The first quarter dividend, declared in October, was $.22 for fiscal 1996 and 1995.


SUBSEQUENT EVENT

In October 1995, the Company sold its Wicat Systems business to Wicat Acquisition Corp., a private investment group. Wicat Systems was the small, computer-based aviation training subsidiary of JLC that was retained in the sale of JLC, but held for sale. The Company received $1.5 million in cash plus a promissory note for $150,000 from the sale. A gain of approximately $5.0 million is expected as a result of the transaction and will be deferred as an adjustment to the deferred gain recorded in the fourth quarter of fiscal 1995 for the sale of JLC. The Company treated Wicat Systems as a discontinued operation from June 1995 on, pending the sale of the business.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Net working capital was $19.0 million and $206.3 million at September 30, 1995, and June 30, 1995, respectively. The decrease in working capital was due to first quarter fiscal 1996 financing of operations through the issuance of $125 million of short-term notes and the repurchase of over 7 million shares of common stock for $168.3 million. The seasonality of the Company's business normally requires interim financing of operations and inventories and these cash requirements have typically been met through the issuance of short-term commercial paper. In fiscal 1995, the Company did not require short-term borrowing due to the large cash balance at the beginning of the year from the January 1994 sale of the Sportswear business.

Accounts receivable were down $20.8 million from June 30, 1995, due to collections of June balances and seasonally lower sales in the first quarter of 1996 which has the smallest sales volume of the year. Accounts receivable were down $29.1 million from September 30, 1994. The decrease was primarily due to the sale of JLC ($37.7 million) offset by increases in the School Products segment due to timing of billings.

Inventories have increased from June 30, 1995, due to the seasonality of the business.

Other receivables increased from $12.3 million at June 30, 1995 to $24.7 million at September 30, 1995, due to the Company's seasonality of sales. The balance represents receivables from sales representatives who historically are in overdraft positions in the first quarter due to the payment of draws, prior to commissions being earned.

Prepaid expenses, intangibles, software development costs, and accounts payable all have decreased from their September 30, 1994, balances. These reductions were primarily due to the sale of JLC.

The increase in notes receivable from September 30, 1994 was due to the recording of a $19.0 million note receivable from the sale of JLC in June 1995. The note receivable is net of a $9.9 million discount and a deferred gain of $11.1 million.

Other assets increased from June 30, 1995, and September 30, 1994, primarily due to a $13.9 million receivable as of September 30, 1995 from JLC related to payments made on behalf of JLC as part of an administrative service agreement. JLC is reimbursing Jostens for continuing to provide certain administrative services such as payroll and benefits processing through December 31, 1995.

Salaries, wages and commissions payable decreased from $52.5 million at June 30, 1995, to $17.8 million at September 30, 1995. The majority of the decrease was attributable to the timing of commission payments. Commissions accrued at year end were paid in the first quarter while fewer commissions were earned in the first quarter to replenish the balance. Reductions from the September 30, 1994, balance of $30.0 million were primarily related to the sale of JLC.

Income taxes payable decreased $22.5 million from June 30, 1995, due to fiscal 1995 tax payments made in the first quarter of fiscal 1996.

Other current liabilities decreased $19.8 million from June 30, 1995, due primarily to dividends accrued in fiscal 1995 and paid in the first quarter of fiscal 1996, as well as scheduled payments made against the accruals established for the JLC transaction. The decrease in other current liabilities over the previous year of $23.5 million was due to the sale of JLC and scheduled payments made against the restructuring reserves.

Other non-current liabilities decreased $8.4 million from June 30, 1995, and $11.8 million from September 30, 1994. The decreases were primarily related to reductions in pension liabilities due to additional funding, as well as liabilities that have become current.

The decrease in shareholders' investment from June 30, 1995, and September 30, 1994, was primarily due to the share repurchase.

Capital expenditures through September 30, 1995, were $4.1 million, approximately $1.7 million higher than the comparable period in fiscal 1995. Major projects in process include a business systems upgrade involving new hardware and software for field and headquarters locations and updating manufacturing equipment and processes with new technology, primarily digital imaging.

Interest expense was $.4 million higher than last year due to the need for short-term borrowing for operational needs and funding the share repurchase in the first quarter of fiscal 1996. The Company did not require short-term borrowing in fiscal 1995 due to the strong cash position from fiscal 1994. In addition, due to the sale of JLC in June 1995 the Company ended fiscal 1995 in a strong cash position, resulting in an increase in interest income of $.8 million at September 30, 1995, compared with September 30, 1994.

RESULTS OF OPERATIONS

Continuing Operations
---------------------
Net sales for the three months ended September 30, 1995, were $97.8 million compared with last year's volume of $98.0 million. The Recognition division experienced some softness in the current quarter, primarily as a result of smaller orders from existing accounts. The Company's school related businesses improved sales over last year in Jewelry, Graduation Products, Yearbooks and Photography. Although this is a positive indicator, it should be kept in perspective as it is still early in the school year.

Cost of products sold was $45.8 million for the current quarter versus $44.9 million for the first three months of the preceding fiscal year. Costs, as a percentage of sales, were 46.9%, compared with 45.8% in the same period last year. Selling and administrative expenses were $47.9 million for the quarter, a slight increase from the first quarter of fiscal year 1995. The higher costs were due to investments in the businesses including marketing materials, business development and pilot projects for new business.

Since a significant percentage of the Company's sales are in the school business, and with schools not in session for most of the quarter, the first three months have the smallest sales volume of the year. Therefore, amounts reported for the three months ended September 30, 1995, vary significantly from the results for the fourth quarter of the previous fiscal year. While the first quarter typically has low volume, selling and administrative expenses are not reduced correspondingly since they are geared toward future sales, resulting in the lowest quarterly pre-tax margins.

Discontinued Operations - Sale of Jostens Learning Corp.: In June 1995, the Company sold its JLC curriculum software subsidiary to a group led by Bain Capital, Inc. for $50 million in cash; a $36 million unsecured, subordinated note maturing in eight years with a stated interest rate of 11 percent; and a separate $4 million note with a stated interest rate of 8.3 percent convertible into 19 percent of the equity of Jostens Learning, subject to dilution in certain events. The notes were recorded at fair value, using an estimated 20 percent discount rate on the $36 million note, resulting in a discount of $9.9 million. The transaction gain of $11.1 million ($5.8 million after tax) was deferred in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity. The gain will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. As part of the transaction Jostens also agreed to pay $13 million over two years to fund certain JLC existing liabilities.

In October 1995, the Company sold its Wicat Systems business to Wicat Acquisition Corp., a private investment group. Wicat Systems was the small, computer-based aviation training subsidiary of JLC that was retained in the sale of JLC, but held for sale. The Company received $1.5 million in cash plus a promissory note for $150,000 from the sale. A gain of approximately $5.0 million is expected as a result of the transaction and will be deferred as an adjustment to the deferred gain recorded in the fourth quarter of fiscal 1995 for the sale of JLC. The Company treated Wicat Systems as a discontinued operation from June 1995 on, pending the sale of the business.

The Company had recorded restructuring charges related to JLC of $60.9 million ($40.2 million after tax, or 88 cents per share) in 1994 which has been classified as part of discontinued operations.

JLC had net sales of $33.5 million, income tax benefit of $.5 million, and loss from operations of $1.6 million which are included in discontinued operations as of September 30, 1994.

RESTRUCTURING UPDATE

The Company's restructuring accruals decreased by $1.1 million in the first quarter of fiscal 1996 to $4.5 million at September 30, 1995 due to cash payments of $1.0 million and noncash items of $.1 million. The restructuring accruals are expected to be reduced by $1.0 million of noncash items for the remainder of fiscal 1996 while the future cash outlay is estimated to be $1.8 million for the remainder of 1996 and $1.7 million in 1997 and beyond.


ENVIRONMENTAL

As part of its continuing environmental management program, the Company is involved in various environmental improvement activities. As sites are identified and assessed in this program, the company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. When the potential liability amounts are probable and reasonably estimable, the Company accrues the best estimate available. For specific sites where only a range of liability is probable and reasonably estimable and no amount in the range is a better estimate than another, the Company has accrued the low end of that range. While the Company may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries have been established as of September 30, 1995.

The Company also assesses reasonably possible environmental liability beyond that which has been accrued. This liability is not probable, but is more likely
than remote.  As of September 30, 1995,   the Company has identified three sites
requiring further investigation. The potential liability cannot be fully assessed since the sites are in the early stages of investigation, however, the amount of environmental liability identified that is reasonably possible is in the range of $.6 million to $4.6 million. The amount accrued to date with respect to potential liability is $.6 million and is recorded as part of "other accrued liabilities." The Company does not expect to incur liabilities at the higher end of the range based on the limited information currently available.
In addition, three other sites nearing completion did not require any accruals as of September 30, 1995. The Company has not been designated as a potentially responsible party at any site.


SHARE REPURCHASE

In September 1995, the Company repurchased 7,011,108 shares of its common stock, the maximum number of shares available for purchase, for $24 per share, or $168.3 million in total, through a Modified Dutch Auction tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings.

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and reports on Form 8-K

     (a) Exhibit 27 Financial Data Schedule

     (b) Reports on Form 8-K: A report on Form 8-K, dated July 14, 1995 was filed during the first quarter of the year ended June 30, 1996. The report was filed under Item 2 and Item 7 of Form 8-K, describing the Company's disposition of assets related to the sale of JLC and pro forma financial information as required pursuant to Article 11 of Regulation S-X.



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JOSTENS, INC.



Date  November  13, 1995               \s\ Robert C. Buhrmaster
    ---------------------              -------------------------------------
                                       Robert C. Buhrmaster
                                       President and Chief Executive Officer


                                       \s\ Trudy A. Rautio
                                       -------------------------------------
                                       Trudy A. Rautio
                                       Senior Vice President and Chief Financial
                                       Officer