Form 10-Q
period 1995-12-31
JOSTENS INC
filed 1996-02-09
CIK 54050

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,1995
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________ Commission file number 1-5064
                            ------


                                 JOSTENS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Minnesota                                                41-0343440
----------------------------------      ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


5501 Norman Center Drive, Minneapolis, Minnesota                       55437
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


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

The number of shares outstanding of the registrant's only class of common stock on December 31, 1995 was 38,593,222.

                                 JOSTENS, INC.

                                     INDEX



Part I.  Financial Information
------------------------------

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of December 31, 1995 and 1994 and June 30, 1995

        Condensed Consolidated Statements of Income for the Three and Six Months Ended December 31, 1995 and 1994

        Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1995 and 1994

        Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K



Signatures
----------

                        JOSTENS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                                              (Unaudited)
                                                              December 31,                   June 30,
                                                     -----------------------------       ----------------
                                                        1995              1994                1995
                                                     -----------       -----------       ----------------
CURRENT ASSETS:
  Cash and short-term investments                       $    422          $ 57,275               $173,469
  Accounts receivable                                    100,905           131,039                124,392
  Inventories:
    Finished products                                     28,369            31,264                 17,079
    Work-in-process                                       51,773            46,252                 26,928
    Materials and supplies                                36,454            37,332                 27,387
                                                        --------          --------               --------
                                                         116,596           114,848                 71,394

  Deferred income taxes                                   17,845            39,985                 17,845
  Prepaid expenses                                         3,192             6,464                  2,869
  Other receivables                                       26,204            22,376                 12,399
                                                       ---------          --------               --------
                                                         265,164           371,987                402,368

OTHER ASSETS
  Intangibles                                             30,141            46,289                 30,915
  Note receivable                                         12,925                --                 18,969
  Deferred income taxes                                   15,590                --                 15,590
  Software development costs                                  --            25,266                     --
  Other                                                   20,876            17,067                 12,301
                                                        --------          --------               --------
                                                          79,532            88,622                 77,775

PROPERTY AND EQUIPMENT                                   188,237           213,965                184,556
  Accumulated depreciation                              (120,448)         (142,405)              (116,731)
                                                        --------          --------               --------
                                                          67,789            71,560                 67,825
                                                        --------          --------               --------
                                                        $412,485          $532,169               $547,968
                                                        ========          ========               ========

CURRENT LIABILITIES:
  Notes payable                                         $ 92,332          $     --               $     --
  Accounts payable                                        11,897            20,687                 17,624
  Salary, wages, and commissions                          29,615            35,711                 52,544
  Customer deposits                                       56,574            55,323                 36,367
  Other liabilities                                       23,600            60,623                 54,180
  Income taxes                                            16,968             9,640                 35,372
                                                        --------          --------               --------
                                                         230,986           181,984                196,087

LONG-TERM DEBT                                            53,741            54,105                 53,899

DEFERRED INCOME TAXES                                         --             5,943                     --

OTHER NON-CURRENT LIABILITIES                             17,741            30,738                 27,369

SHAREHOLDERS' INVESTMENT:
  Preferred shares, $1.00 par value:
    Authorized 4,000 shares, none issued                      --                --                     --
  Common shares, $.33-1/3 par value:
    Authorized 100,000 shares
    Issued - 38,593, 45,490 and
      45,482 shares, respectively                         12,864            15,163                 15,160
  Capital surplus                                            879           153,294                154,410
  Retained earnings                                       99,365            95,878                105,213
  Foreign currency translation                            (3,091)           (4,936)                (4,170)
                                                        --------          --------               --------
                                                         110,017           259,399                270,613
                                                        --------          --------               --------
                                                        $412,485          $532,169               $547,968
                                                        ========          ========               ========

See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per-share data)


                                                               Three Months Ended                    Six Months Ended
                                                                  December 31,                          December 31,
                                                           --------------------------           --------------------------
                                                             1995              1994               1995              1994
                                                           --------          --------           --------          --------
Net sales                                                  $165,779          $157,623           $263,533          $255,646

Cost of products sold                                        73,839            72,733            119,639           117,621
                                                           --------          --------           --------          --------
                                                             91,940            84,890            143,894           138,025

Selling and administrative expenses                          68,974            63,299            116,866           110,674
                                                           --------          --------           --------          --------
Operating income                                             22,966            21,591             27,028            27,351

Net interest expense                                          2,674               703              2,476               953
                                                           --------          --------           --------          --------
                                                             20,292            20,888             24,552            26,398

Income taxes                                                  8,319             8,521             10,066            10,442
                                                           --------          --------           --------          --------
Income from Continuing Operations                            11,973            12,367             14,486            15,956

Discontinued Operations:
  Loss from operations, net of tax                               --              (660)                --            (2,299)

Cumulative effect of changes in
  accounting principle, net of tax                               --                --                 --              (634)
                                                           --------          --------           --------          --------
Net income                                                 $ 11,973          $ 11,707           $ 14,486          $ 13,023
                                                           ========          ========           ========          ========

Earnings per common share:
Continuing operations                                      $   0.31          $   0.27           $   0.35          $   0.35

Loss from discontinued operations                                --             (0.01)                --             (0.05)

Cumulative effect of changes in
  accounting principle                                           --                --                 --             (0.01)
                                                           --------          --------           --------          --------
Net income                                                 $   0.31          $   0.26           $   0.35          $   0.29
                                                           ========          ========           ========          ========

Average shares outstanding                                   38,578            45,491             41,542            45,490
                                                           ========          ========           ========          ========

Dividends declared per common share                        $   0.22          $   0.22           $   0.44          $   0.22
                                                           ========          ========           ========          ========


See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)




                                                     Six Months Ended
                                                        December 31,
                                                 --------------------------
                                                    1995            1994
                                                 ----------       ---------
OPERATING ACTIVITIES

Net income                                        $  14,486        $ 13,023

Depreciation and amortization                         8,806          15,196

Changes in assets and liabilities                   (94,884)        (53,402)
                                                  ---------        --------

                                                    (71,592)        (25,183)
                                                  ---------        --------

INVESTING ACTIVITIES

Capital expenditures                                 (8,406)         (6,310)

Software development costs                               --          (3,519)

Minority investments                                     --           4,322
                                                  ---------        --------

                                                     (8,406)         (5,507)
                                                  ---------        --------

FINANCING ACTIVITIES

Short-term borrowing                                 92,332              --

Cash dividends                                      (18,512)        (20,001)

Share Repurchase                                   (168,389)             --

Other                                                 1,520             139
                                                  ---------        --------

                                                    (93,049)        (19,862)
                                                  ---------        --------

Decrease in cash and short-term investments       $(173,047)       $(50,552)
                                                  =========        ========

See notes to condensed consolidated financial statements

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

Because of the seasonal nature of the company's business, the results of operations for the six months ended December 31, 1995, are not necessarily indicative of the results for the entire year ending June 30, 1996.

Certain fiscal 1995 balances have been reclassified to conform to the fiscal 1996 presentation.

For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended June 30, 1995.

SHARE REPURCHASE

In September 1995, the company repurchased 7,011,108 shares of its common stock, the maximum number of shares available for purchase, for $24 per share, or $168.3 million in total, through a Modified Dutch Auction tender offer. The repurchase was funded from the company's cash and short-term investment balance, as well as short-term borrowings.

DISCONTINUED OPERATIONS

In June 1995, the company sold its Jostens Learning Corp. (JLC) curriculum software subsidiary to a group led by Bain Capital, Inc. The condensed consolidated statements of income for the three and six months ended December 31, 1994, have been reclassified accordingly. (See Management Discussion and Analysis for further discussion).

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

EARNINGS PER COMMON SHARE

Earnings per common share have been computed by dividing net income by the average number of common shares outstanding for the period. The impact of any additional shares issuable upon exercise of dilutive stock options is not material. Average shares outstanding decreased approximately 7 million shares for the three months ended December 31, 1995, compared with the same period last year due to the share repurchase discussed above.

DIVIDENDS

The dividends declared for the six months ended December 31, 1994, differ from those for the six months ended December 31, 1995, due to the timing of the fourth-quarter declaration in fiscal 1994. The second-quarter dividend, declared in January, was $.22 for fiscal 1996 and 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net working capital was $34.2 million and $206.3 million at December 31, 1995, and June 30, 1995, respectively. The decrease in working capital was primarily due to the repurchase of over 7 million shares of common stock for $168.3 million in the first quarter of fiscal 1996, as well as the issuance of $92.3 million in short-term borrowing for the financing of operations. The seasonality of the company's business normally requires interim financing of operations and inventories, and these cash requirements have typically been met by issuing short-term commercial paper. In fiscal 1995, the company did not require short-term borrowing due to the large cash balance at the beginning of the year from the January 1994 sale of the Sportswear business.

Accounts receivable were down $23.5 million from June 30, 1995, primarily due to the seasonality of collections, particularly in the Printing & Publishing business. Accounts receivable were down $30.1 million from December 31, 1994. The decrease was primarily due to the sale of JLC ($41.5 million) offset by an increase in the School Products segment due to increased sales.

Inventories increased from June 30, 1995, due to the seasonality of the business.

Other receivables represents receivables from sales representatives who historically are in overdraft positions in the first half of the year due to the payment of draws, prior to commissions being earned. Other receivables increased from $12.4 million at June 30, 1995, to $26.2 million at December 31, 1995, due to the company's seasonality of sales.

Prepaid expenses, intangibles, software development costs, and accounts payable all decreased from December 31, 1994. These reductions were primarily due to the sale of JLC.

Other assets increased from June 30, 1995, and December 31, 1994, primarily due to an $8.7 million receivable as of December 31, 1995, from JLC related to payments made on behalf of JLC as part of an administrative service agreement. JLC owes Jostens for continuing to provide certain administrative services such as payroll and benefits processing through December 31, 1995.

Salaries, wages and commissions payable decreased from $52.5 million at June 30, 1995, to $29.6 million at December 31, 1995. Most of the decrease was attributable to the timing of commission payments which fluctuate with the seasonality of the business. Reductions from the December 31, 1994, balance of $35.7 million were primarily related to the sale of JLC.

Income taxes payable decreased $18.4 million from June 30, 1995, due to fiscal 1995 tax payments made in the first quarter of fiscal 1996.

Other current liabilities decreased $30.6 million from June 30, 1995, due to dividends accrued in fiscal 1995 and paid in the first quarter of fiscal 1996; scheduled payments made against the accruals established for the JLC transaction; and reductions in reserves related to the sale of Wicat. The decrease in other current liabilities from the December 31, 1994, balance of $37.4 million was due to the sale of JLC and scheduled payments made against restructuring reserves.

Other noncurrent liabilities decreased $9.6 million from June 30, 1995, and $13.0 million from December 31, 1994. The decreases were primarily related to reductions in pension liabilities due to additional funding, as well as to liabilities that have become current.

The decrease in shareholders' investment from June 30, 1995, and December 31, 1994, was primarily due to the share repurchase.

Capital expenditures through December 31, 1995, were $8.4 million, approximately $2.1 million higher than the comparable period in fiscal 1995. Major projects in process include a business systems upgrade involving new hardware and software for field and headquarters locations and updating manufacturing equipment and processes with new technology, primarily digital imaging.

Net interest expense increased $2.0 million and $1.5 million, respectively, for the three and six months ended December 31, 1995, over the comparable periods of the prior fiscal year. The increase is due to short-term borrowing for operational needs and funding the share repurchase in the first quarter of fiscal 1996. The company did not require short-term borrowing in fiscal 1995 due to the strong cash position from fiscal 1994.

RESULTS OF OPERATIONS

Continuing Operations
---------------------

Net sales for the three and six months ended December 31, 1995, were $165.8 million and $263.5 million, respectively, representing increases of 5.2% and 3.1% over the comparable prior-year periods. Jewelry, the company's highest-volume second-quarter business, generated most of the sales growth in the quarter, as the national implementation of a program to streamline and simplify the selection and pricing of high school class rings led to double-digit unit growth.

Cost of products sold were $73.8 million and $119.6 million, respectively, for the three and six months ended December 31, 1995. Costs, as a percentage of sales, for the three and six months ended December 31, 1995, were 44.5% and 45.4%, respectively, compared with 46.1% and 46.0% in the same periods last year. The improved margins were primarily attributable to manufacturing efficiencies resulting from the new high school class ring program. Selling and administrative expenses were $69.0 million and $116.9 million, respectively, for the three and six months ended December 31, 1995. Expenses, as a percentage of sales, for the three and six months ended December 31, 1995, were 41.6% and 44.3 %, respectively, compared with 40.2% and 43.3% in the same periods last year. The higher costs were due to planned investments in the businesses, including marketing materials, business development and pilot projects for new business, as well as to a slightly higher than anticipated increase in commission rates.

While the first half of the fiscal year typically has low volume due to the school calendar, selling and administrative expenses are not reduced correspondingly since they are geared toward future sales, resulting in lower pre-tax margins in the first half of the year.

Discontinued Operations - Sale of Jostens Learning Corporation: In June 1995, the company sold its JLC curriculum software subsidiary to a group led by Bain Capital, Inc. for $50 million in cash; a $36 million unsecured, subordinated note maturing in eight years with a stated interest rate of 11 percent; and a separate $4 million note with a stated interest rate of 8.3 percent convertible into 19 percent of the equity of Jostens Learning, subject to dilution in certain events. The notes were recorded at fair value, using an estimated 20 percent discount rate on the $36 million note, resulting in a discount of $9.9 million.

In October 1995, the company sold its Wicat Systems business to Wicat Acquisition Corp., a private investment group. Wicat Systems was the small, computer-based aviation training subsidiary of JLC that was retained in the sale of JLC, but held for sale. The company received $1.5 million in cash plus a promissory note for approximately $150,000 from the sale. The company treated Wicat Systems as a discontinued operation from June 1995 forward, pending the sale of the business.

A transaction gain of $11.1 million was originally recorded at the time of the JLC sale and deferred in accordance with accounting rules relating to the sale of a business or operating assets to a highly leveraged entity. In the second quarter of fiscal 1996 the deferred gain increased as a result of the sale of Wicat ($5.3 million) and some accrual settlements ($.8 million). The adjusted $17.2 million gain ($9.7 million after tax) will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. The deferred gain is presented in the condensed consolidated balance sheet as an offset to notes receivable. The notes receivable balance represents amounts owed by JLC related to the sale of JLC net of a discount of $9.9 million and the deferred gain.

As part of the transaction Jostens also agreed to pay $13 million over two years to fund certain JLC existing liabilities; $5.8 million has been paid through December 31, 1995.

JLC had net sales of $65.8 million, an income tax benefit of $.8 million and a loss from operations of $2.3 million as of December 31, 1994, which are included in discontinued operations.


RESTRUCTURING UPDATE

The company's restructuring accruals decreased by $1.8 million in the first half of fiscal 1996 to $3.7 million at December 31, 1995, due to cash payments of $1.6 million and noncash items of $.2 million. The restructuring accruals are expected to be reduced by $.9 million of noncash items for the remainder of fiscal 1996 while the future cash outlay is estimated to be $1.4 million for the remainder of 1996 and $1.4 million in 1997 and beyond.


ENVIRONMENTAL

As part of its continuing environmental management program, the company is involved in various environmental improvement activities. As sites are identified and assessed in this program, the company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. When the potential liability amounts are probable and reasonably estimable, the company accrues the best estimate available. For specific sites where only a range of liability is probable and reasonably estimable and no amount in the range is a better estimate than another, the company has accrued the low end of that range. While the company may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries have been established as of December 31, 1995.

The company also assesses reasonably possible environmental liability beyond that which has been accrued. This liability is not probable, but is more likely
than remote.  As of December 31, 1995,   the company has identified three sites
requiring further investigation. The potential liability cannot be fully assessed since the sites are in the early stages of investigation; however, the amount of environmental liability identified that is reasonably possible is in the range of $.6 million to $4.6 million. The amount accrued to date with respect to potential liability is $.6 million and is recorded as part of "other accrued liabilities." The company does not expect to incur liabilities at the higher end of the range based on the limited information currently available.
In addition, two other sites nearing completion did not require any accruals as of December 31, 1995. The company has not been designated as a potentially responsible party at any site.


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


                              JOSTENS, INC.



Date February 9, 1996               /s/ Robert C. Buhrmaster
     ----------------               -----------------------------------------
                                    Robert C. Buhrmaster
                                    President and Chief Executive Officer


                                    /s/ Trudy A. Rautio
                                    -----------------------------------------
                                    Trudy A. Rautio
                                    Senior Vice President and Chief Financial
                                    Officer