Form 10-Q
period 1996-03-31
JOSTENS INC
filed 1996-05-10
CIK 54050

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,1996
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________ Commission file number 1-5064


                                 JOSTENS, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Minnesota                                   41-0343440
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


5501 Norman Center Drive, Minneapolis, Minnesota                    55437
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)


                                 612-830-3300
- --------------------------------------------------------------------------------
              (Registrant's telephone number including area code)


- --------------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's only class of common stock on April 27, 1996 was 38,652,421.

                                 JOSTENS, INC.

                                     INDEX





Part I.   Financial Information
- -------------------------------

Item 1.   Financial Statements (Unaudited):

          Condensed Consolidated Balance Sheets as of March 31, 1996 and 1995 and June 30, 1995

          Condensed Consolidated Statements of Income for the Three and Nine Months Ended March 31, 1996 and 1995

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1996 and 1995.

          Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K



Signatures
- ----------

                        JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per-share data)

                                                 (Unaudited)
                                                  March 31,                   June 30,
                                       -------------------------------       -----------
                                          1996                 1995             1995
                                       ----------           ----------       -----------
CURRENT ASSETS:
  Cash and short-term investments      $    3,569           $   65,906       $   173,469
  Accounts receivable                     132,396              150,722           124,392
  Inventories:
    Finished products                      27,308               28,786            17,079
    Work-in-process                        80,184               76,453            26,928
    Materials and supplies                 34,744               36,389            27,387
                                       ----------           ----------       -----------
                                          142,236              141,628            71,394

  Deferred income taxes                    17,845               39,985            17,845
  Prepaid expenses                          2,879                5,432             2,869
  Other receivables                        26,290               23,855            12,399
                                       ----------           ----------       -----------
                                          325,215              427,528           402,368

OTHER ASSETS:
  Intangibles                              29,746               45,826            30,915
  Note receivable                          12,925                    -            18,969
  Deferred income taxes                    15,590                    -            15,590
  Software development costs                    -               26,139                 -
  Other                                    13,078               15,206            12,301
                                       ----------           ----------       -----------
                                           71,339               87,171            77,775

PROPERTY AND EQUIPMENT                    192,850              218,245           184,556
  Accumulated depreciation               (124,461)            (147,421)         (116,731)
                                       ----------           ----------       -----------
                                           68,389               70,824            67,825
                                       ----------           ----------       -----------

                                       $  464,943           $  585,523       $   547,968
                                       ==========           ==========       ===========

CURRENT LIABILITIES:
  Notes payable                        $   85,889           $        -       $         -
  Accounts payable                         14,203               20,842            17,624
  Salary, wages, and commissions           40,383               47,282            52,544
  Customer deposits                       102,546               97,764            36,367
  Other liabilities                        24,034               53,802            54,180
  Income taxes                             18,279               16,917            35,372
                                       ----------           ----------       -----------
                                          285,334              236,607           196,087

LONG-TERM DEBT                             53,732               54,097            53,899

DEFERRED INCOME TAXES                           -                5,943                 -

OTHER NON-CURRENT LIABILITIES              16,800               30,646            27,369

SHAREHOLDERS' INVESTMENT:
  Preferred shares, $1.00 par value:
    Authorized 4,000 shares, none issued        -                    -                 -
  Common shares, $.33 1/3 par value:
    Authorized 100,000 shares
    Issued - 38,593, 45,490
    and 45,482 shares, respectively        12,883               15,210            15,160
  Capital surplus                           1,554              153,478           154,410
  Retained earnings                        97,638               94,384           105,213
  Foreign currency translation             (2,998)              (4,842)           (4,170)
                                       ----------           ----------       -----------
                                          109,077              258,230           270,613
                                       ----------           ----------       -----------
                                       $  464,943           $  585,523       $   547,968
                                       ==========           ==========       ===========

See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per-share data)

                                            Three Months Ended                     Nine Months Ended
                                                March 31,                              March 31,
                                       ----------------------------            --------------------------
                                          1996              1995                  1996            1995
                                       ----------        ----------            ----------      ----------
Net Sales                              $  141,863        $  139,038            $  405,396      $  394,684

Cost of products sold                      60,516            61,113               180,283         178,949
                                       ----------        ----------            ----------      ----------
                                           81,347            77,925               225,113         215,735

Selling and administrative expenses        67,303            62,611               184,041         173,070
                                       ----------        ----------            ----------      ----------
Operating Income                           14,044            15,314                41,072          42,665

Net interest expense (income)               2,564              (465)                5,040             488
                                       ----------        ----------            ----------      ----------
                                           11,480            15,779                36,032          42,177

Income taxes                                4,707             6,342                14,773          16,784
                                       ----------        ----------            ----------      ----------
Income from Continuing Operations           6,773             9,437                21,259          25,393

Discontinued Operations:
  Loss from operations, net of tax              -              (926)                    -          (3,225)

Cumulative effect of change in
  accounting principle, net of tax              -                 -                     -            (634)
                                       ----------        ----------            ----------      ----------
Net Income                             $    6,773        $    8,511            $   21,259      $   21,534
                                       ==========        ==========            ==========      ==========

Earnings per common share:
Continuing operations                  $     0.18        $     0.21            $     0.52      $     0.56

Loss from discontinued operations             -               (0.03)                  -             (0.08)

Cumulative effect of change in
  accounting principle                        -                 -                     -             (0.01)
                                       ----------        ----------            ----------      ----------
Net Income                             $     0.18        $     0.18            $     0.52      $     0.47
                                       ==========        ==========            ==========      ==========
Average shares outstanding                 38,632            45,493                40,673          45,493
                                       ==========        ==========            ==========      ==========
Dividends declared per common share    $     0.22        $     0.22            $     0.66      $     0.44
                                       ==========        ==========            ==========      ==========

See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                  Nine Months Ended
                                                                       March 31,
                                                              --------------------------
                                                                 1996            1995
                                                              ---------        ---------
OPERATING ACTIVITIES

Net income                                                    $  21,259        $  21,534

Depreciation and amortization                                    13,215           22,992

Changes in assets and liabilities                               (84,047)         (43,797)
                                                              ---------        ---------
                                                                (49,573)             729
                                                              ---------        ---------

INVESTING ACTIVITIES

Capital expenditures                                            (13,019)         (10,591)

Software development costs                                            -           (6,737)

Minority investments                                                  -            4,322
                                                               ---------        ---------
                                                                (13,019)         (13,006)
                                                               ---------        ---------

FINANCING ACTIVITIES

Short-term borrowing                                             85,889               -

Cash dividends                                                  (27,013)        (30,006)

Share Repurchase                                               (168,389)              -

Other                                                             2,205             362
                                                              ---------        --------
                                                               (107,308)        (29,644)
                                                              ---------        --------
Decrease in cash and short-term investments                   $(169,900)       $(41,921)
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

Because of the seasonal nature of the company's business, the results of operations for the nine months ended March 31, 1996, are not necessarily indicative of the results for the entire year ending June 30, 1996.

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

DISCONTINUED OPERATIONS

In June 1995, the company sold its Jostens Learning Corp. (JLC) curriculum software subsidiary to a group led by Bain Capital, Inc. The condensed consolidated statements of income for the three and nine months ended March 31, 1995, have been reclassified accordingly. (See Management's Discussion and Analysis for further discussion).

In October 1995, the company sold its Wicat Systems business to Wicat Acquisition Corp., a private investment group. Wicat Systems was the small, computer-based aviation training subsidiary of JLC that was retained in the sale of JLC, but held for sale. The company treated Wicat Systems as a discontinued operation from June 1995 on, pending the sale of the business. (See Management's Discussion and Analysis for further discussion).


CHANGE IN ACCOUNTING PRINCIPLE

The company adopted SFAS 112, Employers' Accounting for Post-Employment Benefits, in the first quarter of fiscal 1995. The charge to earnings was $1.1 million ($.6 million after tax, $.01 per share), representing the cumulative amount of liability to be recorded under SFAS 112 as of the beginning of fiscal 1995.

EARNINGS PER COMMON SHARE

Earnings per common share have been computed by dividing net income by the average number of common shares outstanding for the period. The impact of any additional shares issuable upon exercise of dilutive stock options is not material. Average shares outstanding decreased approximately 7 million shares for the three months ended March 31, 1996, compared with the same period last year due to the share repurchase discussed above.

DIVIDENDS

The dividends declared for the nine months ended March 31, 1995, differ from those for the nine months ended March 31, 1996, due to the timing of the fourth-quarter declaration in fiscal 1994. The third-quarter dividend, declared in April, was $.22 for fiscal 1996 and 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net working capital was $39.9 million and $206.3 million at March 31, 1996, and June 30, 1995, respectively. The decrease in working capital was primarily due to the repurchase of over 7 million shares of common stock for $168.3 million in the first quarter of fiscal 1996. The seasonality of the company's business normally requires interim financing of operations and inventories, and these cash requirements have typically been met by issuing short-term commercial paper. In fiscal 1995, the company did not require short-term borrowing due to the large cash balance at the beginning of the year from the January 1994 sale of the Sportswear business.

Accounts receivable declined $18.3 million from March 31, 1995, primarily related to the sale of JLC ($34.4 million) offset by sales increases in the School Products segment. Accounts receivable increased $8 million from June 30, 1995, due largely to the seasonality of collections in the School Products segment.

Inventories increased from June 30, 1995, due to the seasonality of the business.

Other receivables represent receivables from sales representatives who historically are in overdraft positions in the first three quarters of the year due to the payment of draws prior to commissions being earned. Other receivables increased from $12.4 million at June 30, 1995, to $26.3 million at March 31, 1996, due to the company's seasonality of sales.

Prepaid expenses, intangibles, software development costs, and accounts payable all decreased from March 31, 1995. These reductions were primarily due to the sale of JLC.

Salaries, wages and commissions payable declined from $52.5 million at June 30, 1995, to $40.4 million at March 31, 1996, due to the timing of commission payments which fluctuate with the seasonality of the business. The $6.9 million decrease from March 31, 1995, is primarily related to the sale of JLC.

Customer deposits increased from $36.4 million at June 30, 1995, to $102.5 million at March 31, 1996, primarily due to the seasonality of the School Products segment, which has its largest sales volumes in the fourth quarter. The $4.8 million increase in customer deposits from March 31, 1995, relates to increased year-to-date sales volume coupled with a shift in sales volume to the fourth quarter in fiscal 1996.

Income taxes payable decreased $17.1 million from June 30, 1995, due to fiscal 1995 tax payments made in the first quarter of fiscal 1996.

Other current liabilities declined $30.1 million from June 30, 1995, due to dividends accrued in fiscal 1995 and paid in the first quarter of fiscal 1996; scheduled payments made against the accruals established for the JLC transaction; and reductions in reserves related to the sale of Wicat. The $29.8 million decrease in other current liabilities from March 31, 1995, was due to the sale of JLC.

Other noncurrent liabilities decreased $10.6 million from June 30, 1995, and $13.8 million from March 31, 1995. The decreases were primarily related to reductions in pension liabilities due to additional funding, as well as to liabilities that have become current.

The decrease in shareholders' investment from June 30, 1995, and March 31, 1995, was primarily due to the share repurchase in the first quarter of fiscal 1996.

Capital expenditures through March 31, 1996, were $13.0 million, approximately $2.4 million higher than the comparable period in fiscal 1995. Major projects in process include a business systems upgrade involving new hardware and software for field and headquarters locations and updating manufacturing equipment and processes with new technology, primarily digital imaging.

Net interest expense increased $3.0 million and $4.6 million, respectively, for the three and nine months ended March 31, 1996, over the comparable periods of the prior fiscal year. The increase is due to the company returning to a more normal level of short-term borrowing for operational needs and funding the share repurchase in the first quarter of fiscal 1996. The company did not require short-term borrowing in fiscal 1995 due to the strong cash position from fiscal 1994.

RESULTS OF OPERATIONS

Continuing Operations
- ---------------------
Net sales for the three and nine months ended March 31, 1996, were $141.9 million and $405.4 million, respectively, representing increases of 2.0% and 2.7% over the comparable prior-year periods. The third quarter, typically a lower sales volume quarter, generates approximately 20% of annual sales. In fiscal 1996, sales volumes are shifting to the fourth quarter as manufacturing efficiencies enable the company to produce products closer to customer selected delivery dates as well as promotional programs being executed on college campuses.

Cost of products sold were $60.5 million and $180.3 million, respectively, for the three and nine months ended March 31, 1996. Costs, as a percentage of sales, for the three and nine months ended March 31, 1996, were 42.7% and 44.5%, respectively, compared with 44.0% and 45.3% in the same periods last year. The improved margins are being driven primarily by two factors. The first is the continuation of process improvements in Jewelry manufacturing, where the new, simplified high school ring pricing program has enabled plants to process orders faster. The second factor is an improving cost structure in the Recognition business. The reengineering efforts that were initiated earlier this year are beginning to take effect through improved inventory systems, reduced product offerings, lower administrative staffing and closer attention to profitability by customer.

Selling and administrative expenses were $67.3 million and $184.0 million, respectively, for the three and nine months ended March 31, 1996. Expenses, as a percentage of sales, for the three and nine months ended March 31, 1996, were 47.4% and 45.4 %, respectively, compared with 45.0% and 43.9% in the same periods last year. The higher costs were due to planned investments in sales force automation, marketing initiatives designed to fuel business growth, and an effective commission rate that was slightly higher than the prior year periods.

While the first three quarters of the fiscal year typically have low volume due to the school calendar, selling and administrative expenses are not reduced correspondingly since they are geared toward future sales, resulting in lower pre-tax margins in the first three quarters of the year.

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

As part of the transaction Jostens also agreed to pay $13 million over two years to fund certain JLC existing liabilities; $7.9 million has been paid through March 31, 1996.

JLC had net sales of $89.9 million, an income tax benefit of $1.1 million and a loss from operations of $3.2 million as of March 31, 1995, which are included in discontinued operations.


RESTRUCTURING UPDATE

The company's restructuring accruals decreased by $2.5 million in the first three quarters of fiscal 1996 to $3.1 million at March 31, 1996, due to cash payments of $2.1 million and noncash items of $.4 million. The restructuring accruals are expected to be reduced by $.1 million of noncash items for the remainder of fiscal 1996 and $.6 million in 1997 and beyond, while the future cash outlay is estimated to be $.5 million for the remainder of 1996 and $1.9 million in 1997 and beyond.


ENVIRONMENTAL

As part of its continuing environmental management program, the company is involved in various environmental improvement activities. As sites are identified and assessed in this program, the company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. When the potential liability amounts are probable and reasonably estimable, the company accrues the best estimate available. For specific sites where only a range of liability is probable and reasonably estimable and no amount in the range is a better estimate than another, the company accrues the low end of that range. While the company may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries have been established as of March 31, 1996.

The company also assesses reasonably possible environmental liability beyond that which has been accrued. This liability is not probable, but is more likely
than remote.  As of March 31, 1996,   the company has identified three sites
requiring further investigation. The potential liability cannot be fully assessed since the sites are in the early stages of investigation; however, the amount of environmental liability identified that is reasonably possible is in the range of $.6 million to $4.6 million. The amount accrued to date with respect to potential liability is $.6 million and is recorded as part of "other accrued liabilities." The company does not expect to incur liabilities at the higher end of the range based on the limited information currently available.
In addition, two other sites nearing completion did not require any accruals as of March 31, 1996. The company has not been designated as a potentially responsible party at any site.


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


                                 JOSTENS, INC.



Date May 10, 1996                      \s\ Robert C. Buhrmaster
     ------------                      -------------------------------------
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