Form 10-K
period 1996-06-30
JOSTENS INC
filed 1996-09-25
CIK 54050

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1996.
                                OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  -----------------
Commission File No. 1-5064

                               JOSTENS, INC.
     ----------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Minnesota                                   41-0343440
- -------------------------------                -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

 5501 Norman Center Drive, Minneapolis, Minnesota               55437
- --------------------------------------------------            ---------
      (Address of principal executive offices)                (Zip Code)

                                (612) 830-3300
            ------------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
- ---------------------------------    -----------------------------------------
Common Shares, $.33 1/3 par value    New York Stock Exchange, Inc.
Common Share Purchase Rights         New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by nonaffiliates of the Registrant on September 4, 1996, was $727,570,963. The number of shares outstanding of Registrant's only class of common stock on September 4, 1996, was 38,546,806.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                             Form 10-K
- -------------------------------------------          --------------------------
Annual Report to Shareholders for                    Parts II and IV
The Year Ended June 30, 1996.

Proxy Statement for Annual Meeting of                Parts I and III
Shareholders to be held October 24, 1996

                                    PART I


Item 1.   BUSINESS
          --------

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

          In September 1995, the Company repurchased 7,011,108 shares of its common stock, the maximum number of shares allowable for purchase, for $169.3 million through a Modified Dutch Auction tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings.

          In June 1995, Jostens sold its Jostens Learning Corp. (JLC) curriculum software subsidiary to a group led by Bain Capital, Inc. for $50 million in cash, a $36 million note maturing in eight years and a separate $4 million note convertible into 19 percent of the equity of Jostens Learning, subject to dilution in certain events. The transaction gain of $11.1 million ($5.8 million after tax) was deferred in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity. In the second quarter of fiscal 1996, the deferred gain increased as a result of the sale of Wicat Systems ($5.3 million) and some accrual settlements ($800,000). Wicat Systems was the small, computer-based aviation training subsidiary of JLC which was sold to Wicat Acquisition Corp., a private investment group, for $1.5 million in cash plus a promissory note for approximately $150,000. The adjusted $17.2 million gain ($9.7 million after tax) and interest on the notes receivable, will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements.

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

          In the third quarter of fiscal 1994, the U.S. Photography business closed leased facilities in Clinton, Mississippi, and Lake Forest, California, and transferred production in fiscal 1995 to owned facilities in Webster, New York, and Winnipeg, Manitoba. In the third quarter of fiscal 1995, the U.S. Photography business also closed its Jackson, Mississippi facility, transferring production to Webster, New York, and Winnipeg, Manitoba.

          In January 1994, Jostens sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million in cash. Jostens recognized an $18.5 million gain ($11 million after tax) on the sale, primarily because the Sportswear business had been written down by $15 million to its then estimated net realizable value.

          There have been no material changes during fiscal 1996 in the mode in which the Company has conducted its business.

     (b) The Company's operations are classified into two business segments: school-based recognition products and services (School Products) and longevity and performance recognition products and services for businesses (Recognition). Business segment financial information is in the financial statement footnote "Business Segment Information" on pages 35 and 36 of the 1996 Annual Report to Shareholders.

     (c) The Company's two business segments sell their products in elementary schools, high schools, colleges and businesses in the 50 United States and some foreign countries through a sales force of approximately 1,125 independent representatives. In fiscal 1995, the Company had a discontinued operation (JLC) which produced educational software for students in kindergarten through grade 12. The JLC discontinued operation included its Wicat subsidiary which was subsequently sold in fiscal 1996. In fiscal 1994, the Company had a discontinued operation (Sportswear), which manufactured and marketed decorated sportswear to retail outlets and schools.

SCHOOL PRODUCTS SEGMENT
- -----------------------

School Products recognizes individual and group achievement and affiliation primarily in the academic market. School Products comprises five businesses:
Printing & Publishing, Jewelry, Graduation Products, U.S. Photography and Jostens Canada. The School Products segment's sales of $595 million in 1996 included these five lines of business and $8.8 million in other sales.

Printing & Publishing: Jostens manufactures and sells student-created yearbooks in elementary schools, junior high schools, high schools and colleges. Independent sales representatives work closely with each school's yearbook staff (both students and a faculty adviser), assisting with the planning, editing, layout and printing scheduling until the book is completed. Jostens sales representatives work with the faculty advisers to renew yearbook contracts each year. This business also provides commercial printing of annual reports, brochures, and promotional books and materials. Printing & Publishing contributed approximately 37% of sales volume of this segment in fiscal 1996, 36% in 1995 and 35% in 1994.

Jewelry: Jostens manufactures and sells rings representing a graduating class primarily to high school and college students. This product contributed approximately 28% of the sales volume of this segment in fiscal 1996 and 27% in 1995 and 1994. Most schools have only one supplier to its students each year. Rings may be sold through bookstores, other campus stores, retail jewelry stores as well as within the school through temporary order-taking booths. Jostens, through its independent sales representatives, manages the entire process of interacting with the student through ring design, promotion, ordering and presentation to relieve school officials of any administrative burden connected with students purchasing this symbol of achievement.

Graduation Products: Jostens manufactures and sells graduation announcements, diplomas and caps and gowns to students and administrators in high schools and colleges. This product group contributed approximately 23%, 24% and 23% of sales to this segment in fiscal years 1996, 1995 and 1994, respectively. Jostens independent sales representatives make calls on schools and sales are taken through temporary order-taking booths.

Photography: Jostens U.S. Photography provides student pictures and senior portraits to elementary, junior high and high school students through its sales force and dealer network, which arrange the sittings/shootings at individual schools or in their own studios. This business contributed approximately 4% of sales to this segment in fiscal 1996 and 1995 and 5% in fiscal 1994. Jostens processes the photos at its plants in the U.S. and Canada.

Jostens Canada: Jostens is the leader in school photography, yearbooks and class rings in Canada. Approximately 60% of fiscal 1996 sales volume was attributable to school photography. This product group contributed approximately 7% of sales to this segment in fiscal 1996 and 1995 and 8% in fiscal 1994.

MARKETS: School Products serves elementary schools, middle schools, high schools, colleges, alumni associations and other organizations in the United States and Canada through approximately 1,025 independent sales representatives. Jostens also maintains an international sales force covering about 50 countries servicing primarily American schools and military installations.

PRODUCTS: School products include elementary through college yearbooks, commercial printing, desktop publishing curriculum kits, class rings, graduation caps and gowns, graduation announcements and accessories, diplomas, alumni products, individual and group school pictures, group photographs for youth camps and organizations, and senior graduation portraits.

SALES FORCE: The School Products segment markets its products primarily through independent sales representatives. Approximately 450 persons are dedicated to selling class rings and graduation products, 325 to yearbooks and 250 to photography.

During 1996, the company was approached by a group of sales representatives seeking changes in their agreements with Jostens. All of the company's sales representatives have similar contractual arrangements, and the company does not anticipate substantial changes to that relationship with the majority of sales representatives.

For some of the about 50 representatives who serve the college market, the company anticipates a change in the contract status. These representatives' contracts call for a transition commission to be paid after the representative leaves the business. Historically, these transition payments have been paid by the new sales representative who assumed responsibility for the accounts of the outgoing representative, with Jostens acting as the collection agent. Although the nature of the potential changes to the contractual relationship with the representatives serving the college market is unknown, any change to the current arrangement may result in the company being required to account in the future for these contingent payments as a liability. In the absence of substantial contractual changes, the company does not anticipate any change in the accounting for the contracts with its other independent sales representatives.

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

In the class ring business, the Company has two primary national competitors:
Town & Country (Balfour) and Herff Jones, both with distribution methods similar to the Company's. The class ring business is also served through retail jewelry stores, dominated by two companies: Commitment Jewelry Company with two lines (ArtCarved and R. Johns) and Town & Country with one line (Gold Lance).

In the Graduation Products business, several national and numerous local and regional competitors offer products similar to those of the Company.

Printing & Publishing competition is primarily made up of two national firms (Herff Jones and Taylor Publishing) and one smaller regional firm (Walsworth Publishing). All compete on price, print quality, product offerings and service. Technological offerings in the way of computer based curricula are becoming a more significant market advantage.

In the Photography area, the Company competes with Lifetouch, Olan Mills and Herff-Jones, and a variety of regional and locally owned and operated photographers that process product in small batches in the U.S. In Canada, the Company competes with Lifetouch and a variety of regional and locally owned and operated photographers.

The Company's strategy for competing with these companies is based on its service and quality.

RECOGNITION SEGMENT
- -------------------

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

Standardized programs, such as New Generation and Reflections, provide small and mid-size companies the same product and service features without complex customization. Recognition enjoys exclusive product and personalization distributor arrangements offering such products as Lenox[TM] luggage for the service award marketplace.

SALES FORCE: Recognition sells its products through approximately 100 independent sales representatives who develop programs incorporating Recognition products.

COMPETITION: The business of the Recognition segment is highly competitive with a very fragmented and diverse set of competitors. The Recognition business competes primarily with O.C. Tanner and the Robbins Company on a national basis as well as several regional recognition companies. Recognition focuses on service and product offerings in competing with these companies.

     JOSTENS, INC.--INFORMATION REGARDING ALL BUSINESSES
     -----------------------------------------------------

     BACKORDERS: Because of the nature of the Company's business, generally all orders are filled within a few months from the time of placement. However, the School Products Segment obtains student yearbook contracts in one fiscal year for a significant portion of the yearbooks to be delivered in the next fiscal year. Often the prices of the yearbooks are not established at the time of the order because the content of the books may not have been finalized. Subject to the foregoing qualifications, the Company estimates that as of June 30, 1996, the backlog of orders related to continuing operations was approximately $210 million compared with $231 million a year earlier, primarily related to student yearbooks. The Company expects most of the backlog orders to be confirmed and filled within the current fiscal year.

     ENVIRONMENTAL: The Company does not believe that compliance with federal, state, and local provisions protecting the environment will have a material affect upon its capital expenditures, earnings, or competitive position.

     RAW MATERIALS: All of the raw materials used by the Company are available from several sources. Gold is an important raw material and accounted for approximately 9%, 10%, and 9%, respectively, of the Company's cost of products sold in the fiscal years ended June 30, 1996, 1995 and 1994.

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

     EMPLOYEES: At June 30, 1996, the total number of employees of the Company was approximately 6,100 (not including independent sales representatives). Because of seasonal fluctuations and the nature of the business, the number of employees tends to vary.

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

Item 2.        PROPERTIES
               ----------

               The principal plants, which are owned by the Company unless otherwise noted, are as follows:


                                                                                 Approximate
                                                                                   Area in
Location                                   Principal Products                    Square Feet
- --------                                   ------------------                    -----------
Attleboro, Massachusetts                   Class Rings                                  52,000
Denton, Texas                              Class Rings                                  57,000
Laurens, South Carolina                    Caps and Gowns                               98,000
Porterville, California                    Graduation Products                          92,000
Red Wing, Minnesota                        Graduation Products                         132,000
Shelbyville, Tennessee                     Graduation Products                          87,000
Burnsville, Minnesota *                    Scholastic Support                           44,000
Edina, Minnesota *                         Scholastic Support                           22,000
Owatonna, Minnesota **                     Scholastic Support                          154,000
Owatonna, Minnesota *                      Scholastic Support                           24,000
Memphis, Tennessee                         Recognition Awards                           67,000
Princeton, Illinois                        Recognition Awards                           65,000
Sherbrooke, Quebec                         Recognition Awards                           15,000
Clarksville, Tennessee                     Yearbooks                                   105,000
State College, Pennsylvania                Yearbooks                                    66,000
Topeka, Kansas                             Yearbooks                                   236,000
Visalia, California                        Yearbooks                                    96,000
Winston-Salem, North Carolina              Yearbooks/Commercial Printing               132,000
Webster, New York                          Photography Products                         60,000
Webster, New York *                        Photography Products                         10,000
Winnipeg, Manitoba                         Photography and Yearbooks                    69,000
Winnipeg, Manitoba *                       Class Rings                                  11,000

Executive offices are located in a general offices building owned by the Company, which has approximately 116,000 square feet and is located in a Minneapolis, MN suburb. A portion of this facility has been financed through the issuance of revenue bonds.

          ----------

* Represents leased properties with the following expiration dates. The Company expects to renew those leases expiring in fiscal 1997 with the exception of Clinton and the Winnipeg Ring Plant.


          Edina                      1997
          Webster                    1997
          Toronto                    2000
          Winnipeg
           Ring Plant                1997 (Announced closing in July 1996)
           Extension of
            Photo Plant              1999
           General
            Offices                  1998
          Burnsville                 1997
          Owatonna                   2001


**   Several locations.


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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

                None.

Item 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

               The information under the caption "Election of Directors" contained on pages 2 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1996, as filed with the Securities and Exchange Commission is hereby incorporated herein by reference. Executive officers of the Registrant are as follows:


                           Years of
                          Service With
Name                      the Company             Age      Title and Business Experience
- ----                      ------------            ---      -----------------------------

Robert C. Buhrmaster            4                  49      President and Chief Executive Officer
                                                           Mr. Buhrmaster joined the Company in December
                                                           1992 as Executive Vice President and Chief
                                                           Staff Officer.  He was named President and
                                                           Chief Operating Officer in June 1993 and was
                                                           named to his current position in March 1994.
                                                           Prior to joining Jostens, Mr. Buhrmaster had
                                                           been with Corning, Inc. for 18 years serving
                                                           in various capacities, most recently as Senior
                                                           Vice President of Strategy and Business
                                                           Development.

Charles W. Schmid               3                  53      Executive Vice President and General
                                                           Manager - Scholastic and Recognition
                                                           Mr. Schmid joined the Company in April 1994
                                                           as Senior Vice President and Chief Marketing
                                                           Officer.  He was appointed to his current
                                                           position in August 1995.  Prior to joining the
                                                           Company he was President and Chief Operating
                                                           Officer for Carlson Companies, Inc.  From 1979
                                                           through 1991, Mr. Schmid served in various
                                                           executive capacities for Philip Morris
                                                           Companies, Inc., most recently as Senior Vice
                                                           President of Marketing for its Miller Brewing
                                                           Company.

Orville E. Fisher Jr.          21                  52      Senior Vice President, General Counsel and
                                                           Secretary
                                                           Mr. Fisher joined the Company in 1975 as
                                                           General Counsel, was named Vice President,
                                                           General Counsel and Assistant Secretary in
                                                           1977.  He assumed his present position in
                                                           1988.

John L. Jones                   5                  59      Senior Vice President - International
                                                           Mr. Jones joined the Company in January, 1992
                                                           as Senior Vice President-Human Resources.
                                                           Prior to joining Jostens, he was Director of
                                                           Human Resources, Americas Operations of Xerox
                                                           Corporation, and had held various human resource
                                                           positions with Xerox since 1971.

          --------------------------------------------------


                             Years of
                           Service With
Name                       the Company         Age       Title and Business Experience
- ----                       ------------        ---       -----------------------------
Trudy A. Rautio                   3             43       Senior Vice President and Chief Financial
                                                         Officer
                                                         Ms. Rautio joined the Company in June 1993 as
                                                         Vice President-Finance and Administration of
                                                         the School Products Group.  She was appointed to
                                                         Corporate Vice President and Controller in
                                                         August 1993, and Senior Vice President
                                                         - Finance in October 1994.  She was appointed
                                                         to her current position in August 1995.  Prior
                                                         to joining Jostens, she worked for the Pillsbury
                                                         Company for 12 years; most recently as Vice
                                                         President, Finance International and Strategic
                                                         Brand Development and earlier as Vice
                                                         President, Finance for Green Giant.


Jack Thornton                    18             43       Senior Vice President and General Manager -
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

          --------------------------------------------------


              Years of
             Service With
Name         the Company   Age    Title and Business Experience
- ----         ------------  ---    -----------------------------

Greg S. Lea         3      44     Vice President and General Manager -
                                  Colleges and Universities
                                  Mr. Lea joined the Company in November 1993 as
                                  Vice President - Total Quality Management. He was named to his current position in June
                                  1995. Prior to joining the Company, Mr. Lea spent 19 years with International Business
                                  Machines Corp. in various financial,
                                  operations and quality positions, most
                                  recently as Director of Market Driven Quality for IBM's AS/400 Division.


Lee U. McGrath       2     40     Vice President and Treasurer
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

                                PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS
          ------------------------

          The information under the captions "Unaudited Quarterly Financial Data", contained on page 38 and "Shareholder Information" and "Stock Exchange Listing" contained on page 41 in the Company's annual report to shareholders for the year ended June 30, 1996, is incorporated herein by reference.


Item 6.   SELECTED FINANCIAL DATA
          -----------------------

          The information under the caption "Six-Year Financial Summary" contained on page 39 in the Company's annual report to shareholders for the year ended June 30, 1996, is incorporated herein by reference.


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          ------------------------------------

          The information under the caption "Management's Discussion and Analysis" contained on pages 14 through 19 of the Company's annual report to shareholders for the year ended June 30, 1996, is incorporated herein by reference.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The consolidated balance sheets of Jostens, Inc. as of June 30, 1996 and 1995, and the related statements of consolidated operations, changes in shareholders' investment and cash flows for each of the years in the three-year period ended June 30, 1996, together with the related notes and the report of Ernst & Young LLP, independent auditors, all contained on pages 20 through 37 of the Company's annual report to shareholders for the year ended June 30, 1996, are incorporated herein by reference.


Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          ----------------------------------------------------

          None.

                                   PART III


Item 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
          ----------------------------------------

          In addition to certain information as to executive officers of the Company included in Part I of this Form 10-K, the information contained on pages 2 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 1996, with respect to directors and executive officers of the Company, is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information under the caption "Executive Compensation" contained on pages 8 through 14 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 1996, as filed with the Securities and Exchange Commission is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The information under the caption "Shares Held by Directors and Officers" on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 1996, is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          None.

                                PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
          --------------------------------------------------------------

          (a) 1. Financial Statements: The following financial statements of the Company appearing on the indicated pages of the Annual Report to Shareholders for the year ended June 30, 1996, are incorporated herein by reference.

                                                                Pages in
                                                                Annual Report
                                                                -------------
           Consolidated Balance Sheets -
            June 30, 1996 and 1995                                22 and 23

           Statements of Consolidated Operations
            for the Years Ended June 30,
            1996, 1995, and 1994                                     21

           Statements of Consolidated Changes
            in Shareholders' Investment
            for the Years Ended June 30,
            1996, 1995, and 1994                                     25

           Statements of Consolidated Cash
            Flows for the Years Ended June 30,
            1996, 1995, and 1994                                     24

           Notes to Consolidated Financial
            Statements                                         26 through 37


       2.  Financial Statement Schedule
                                                                  Page in
                                                                    10-K
                                                                ------------

           Schedule II - Valuation and
            Qualifying Accounts                                      S-1


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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
          --------------------------------------------------------------
          (continued)


          3.   Executive Agreements

               The following agreement is an exhibit to this Annual Report on Form 10-K:

               Deferred Compensation Plan

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the year ended June 30, 1996.

        (c)    Exhibits

               2. a. Stock Purchase Agreement by and between JLC Holdings, Inc. Software Systems Corp. and JLC Acquisitions, Inc. and Jostens, Inc. (incorporated by reference to Exhibit 2.1 contained in the Current Report on Form 8-K filed on July 14, 1995)

               3. a. Articles of Incorporation and Bylaws (Incorporated by reference to Exhibit 3(a) contained in the Annual Report on Form 10-K for the year ended June 30, 1993).

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

                    e. Written description of the Company's Retired Director Consulting Plan (incorporated by reference to the Company's Form 8 dated May 2, 1991).

                    f. Form of Performance Share Agreement entered into with respect to the Special Equity Performance Plan (incorporated by reference to Exhibit 10(g) contained in the Annual Report on Form 10-K for year ended June 30, 1995).

                    g.   Executive Supplemental Retirement Agreement with John
                         L. Jones (incorporated by reference to Exhibit 10(h) contained in the Annual Report on Form 10-K for year ended June 30, 1995).

                    h.   Deferred Compensation Plan (filed herewith)

                   11.   Computation of earnings per share.

                   13. Annual Report to Shareholders for the year ended June 30, 1996.

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

                                JOSTENS, INC.
Date: September 20, 1996

                     By /s/ Robert C. Buhrmaster
                        --------------------------------------------------------
                        Robert C. Buhrmaster
                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated.

/s/ Robert C. Buhrmaster                                      September 20, 1996
- ------------------------------------------------------------
Robert C. Buhrmaster (Principal Executive Officer)
President and Chief Executive Officer and Director

/s/ Trudy A. Rautio                                           September 20, 1996
- ------------------------------------------------------------
Trudy A. Rautio (Principal Financial and Accounting Officer)
Senior Vice President and Chief Financial Officer

/s/ Robert P. Jensen                                          September 20, 1996
- ------------------------------------------------------------
Robert P. Jensen
Chairman of the Board and Director

/s/ Lilyan H. Affinito                                        September 20, 1996
- ------------------------------------------------------------
Lilyan H. Affinito
Director

/s/ William A. Andres                                         September 20, 1996
- ------------------------------------------------------------
William A. Andres
Director

/s/ Jack W. Eugster                                           September 20, 1996
- ------------------------------------------------------------
Jack W. Eugster
Director

/s/ Mannie L. Jackson                                         September 20, 1996
- ------------------------------------------------------------
Mannie L. Jackson
Director

/s/ John W. Stodder                                           September 20, 1996
- ------------------------------------------------------------
John W. Stodder
Director

/s/ Richard A. Zona                                           September 20, 1996
- ------------------------------------------------------------
Richard A. Zona
Director

                         JOSTENS INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

- -----------------------------------------------------------------------------------------------------------
            COL A.                      COL. B        COL. C                      COL. D          COL. E
- -----------------------------------------------------------------------------------------------------------
                                                            Additions
                                                   --------------------------
                                                                   Charged to
                                      Balance at    Charged to       Other                      Balance at
                                      Beginning     Costs and      Accounts -  Deductions -       End of
          Description                 of Period      Expenses       Describe     Describe         Period
- -----------------------------------------------------------------------------------------------------------

Reserves and allowances deducted from asset accounts:
- -----------------------------------------------------------------------------------------------------------
Allowances for uncollectible accounts:
   Year ended June 30, 1996              $ 9,049      $ 2,195       $      -      $ 5,278(1)      $ 5,966
   Year ended June 30, 1995              $13,749      $ 3,552       $      -      $ 8,252(2)      $ 9,049
   Year ended June 30, 1994              $ 6,869      $10,576(9)    $      -      $ 3,696(1)      $13,749

- -----------------------------------------------------------------------------------------------------------

Allowances for sales returns:
   Year ended June 30, 1996              $ 7,509      $12,951       $      -      $13,942(3)      $ 6,518
   Year ended June 30, 1995              $ 6,719      $12,763       $      -      $11,973(3)      $ 7,509
   Year ended June 30, 1994              $ 8,733      $10,843       $      -      $12,857(3)      $ 6,719

- -----------------------------------------------------------------------------------------------------------

SFAS No. 109 valuation allowance:
   Year ended June 30, 1996              $ 2,117      $ 3,803(4)    $      -      $     -         $ 5,920
   Year ended June 30, 1995              $ 3,642      $     -       $      -      $ 1,525(5)      $ 2,117
   Year ended June 30, 1994              $ 3,547      $    95       $      -      $     -         $ 3,642

- -----------------------------------------------------------------------------------------------------------

Overdraft reserves:
   Year ended June 30, 1996              $ 6,157      $ 2,838       $      -      $ 2,450(1)      $ 6,545
   Year ended June 30, 1995              $ 7,796      $ 1,943       $      -      $ 3,582(1)      $ 6,157
   Year ended June 30, 1994              $ 3,243      $ 4,553(9)    $      -            -         $ 7,796

- -----------------------------------------------------------------------------------------------------------

Reserves and allowances added to liability accounts:
- -----------------------------------------------------------------------------------------------------------

Restructuring charges:
   Year ended June 30, 1996              $ 8,636      $     -       $      -      $ 5,936(6)      $ 2,700
   Year ended June 30, 1995              $39,821      $     -       $      -      $31,185(7)      $ 8,636
   Year ended June 30, 1994              $38,203      $28,668       $      -      $27,050(8)      $39,821

- -----------------------------------------------------------------------------------------------------------

Note (1)  --  Uncollectible accounts written off - net of recoveries.
Note (2)  --  Uncollectible amounts written off - net of recoveries ($5,796)
              plus disposition of Jostens Learning ($2,456).
Note (3)  --  Returns processed against reserve.
Note (4)  --  Increased due to the increase in foreign tax credits not likely to be utilized.
Note (5)  --  Reduced for utilization of Jostens Learning NOL.
Note (6)  --  Payments ($2,400), Noncash items ($400), and disposition of
              Wicat ($3,136).
Note (7)  --  Payments ($21,090), Noncash items ($3,523) and disposition of
              Jostens Learning ($6,572).
Note (8)  --  Payments ($12,050) and disposition of Sportswear business
              ($15,000).
Note (9)  --  Includes change in estimate.

                                      S-1