Form 10-Q
period 1996-09-30
JOSTENS INC
filed 1996-11-14
CIK 54050

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                         ------    --------
     Commission file number 1-5064
                            ------


                                 JOSTENS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Minnesota                                    41-0343440
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


  5501 Norman Center Drive, Minneapolis, Minnesota                 55437
----------------------------------------------------      --------------------
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

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S ONLY CLASS OF COMMON STOCK ON NOVEMBER 7, 1996 WAS 38,665,294.

                                 JOSTENS, INC.

                                     INDEX



Part I.  Financial Information
------------------------------

Item 1. Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of September 30, 1996 and 1995 and June 30, 1996

        Condensed Consolidated Statements of Income for the Three Months Ended September 30, 1996 and 1995

        Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1996 and 1995

        Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K


Signatures
----------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per-share data)


                                                        (Unaudited)
                                                       September 30,            June 30,
                                                  ----------------------        ---------
                                                     1996         1995             1996
                                                  ---------    ---------        ---------
CURRENT ASSETS:
 Cash and short-term investments                  $     859    $   2,356        $  13,307
 Accounts receivable                                109,151      103,547          130,159
 Inventories:
  Finished products                                  28,411       24,315           20,147
  Work-in-process                                    15,770       39,085           29,175
  Materials and supplies                             49,912       35,438           29,646
                                                  ---------    ---------        ---------
                                                     94,093       98,838           78,968

 Deferred income taxes                               14,832       17,845           14,832
 Prepaid expenses                                     2,223        3,245            1,833
 Other receivables                                   23,980       24,709           12,241
                                                  ---------    ---------        ---------
                                                    245,138      250,540          251,340

OTHER ASSETS:
 Intangibles                                         27,861       30,558           28,332
 Note receivable                                     12,925       18,969           12,925
 Deferred income taxes                               11,374       15,590           11,374
 Other                                               15,054       25,707           12,966
                                                  ---------    ---------        ---------
                                                     67,214       90,824           65,597

PROPERTY AND EQUIPMENT                              190,176      188,794          188,251
 Accumulated depreciation                          (124,210)    (120,873)        (121,214)
                                                  ---------    ---------        ---------
                                                     65,966       67,921           67,037
                                                  ---------    ---------        ---------
                                                  $ 378,318    $ 409,285        $ 383,974
                                                  =========    =========        =========

CURRENT LIABILITIES:
 Notes payable                                    $ 165,441    $ 125,001        $  27,587
 Current maturities on long-term debt                    25          355           50,025
 Accounts payable                                    14,836       18,694           16,276
 Salary, wages, and commissions                      22,802       17,797           54,303
 Customer deposits                                   22,075       22,826           37,608
 Other liabilities                                   12,753       34,040           29,342
 Income taxes                                         3,558       12,864           27,322
                                                  ---------    ---------        ---------
                                                    241,490      231,577          242,463


LONG-TERM DEBT                                        3,864       53,890            3,874

OTHER NON-CURRENT LIABILITIES                        16,089       18,966           15,836

SHAREHOLDERS' INVESTMENT:
 Preferred shares, $1.00 par value:
  Authorized 4,000 shares, none issued                    -            -                -
 Common shares, $.33 1/3 par value:
  Authorized 100,000 shares
  Issued - 38,662, 38,563
  and 38,653 shares, respectively                    12,887       12,854           12,884
 Capital surplus                                      1,409           38            1,316
 Retained earnings                                  105,850       95,880          110,872
 Foreign currency translation                        (3,271)      (3,920)          (3,271)
                                                  ---------    ---------        ---------
                                                    116,875      104,852          121,801
                                                  ---------    ---------        ---------
                                                  $ 378,318    $ 409,285        $ 383,974
                                                  =========    =========        =========


See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per-share data)

                                                      Three Months Ended
                                                         September 30,
                                                    -----------------------
                                                      1996           1995
                                                    --------       --------
NET SALES                                           $105,399        $97,754
Cost of products sold                                 60,847         45,800
                                                    --------        -------
                                                      44,552         51,954

Selling and administrative expenses                   51,155         47,892
                                                    --------        -------
OPERATING INCOME (LOSS)                               (6,603)         4,062
Net interest expense (income)                          1,917           (198)
                                                    --------        -------
                                                      (8,520)         4,260

Income taxes                                          (3,493)         1,747
                                                    --------        -------
NET INCOME (LOSS)                                   $ (5,027)       $ 2,513
                                                    ========        =======
EARNINGS (LOSS) PER COMMON SHARE                    $  (0.13)       $  0.06
                                                    ========        =======
Average shares outstanding                            38,656         43,760
                                                    ========        =======

Dividends declared per common share                 $    -          $   -
                                                    ========        =======

See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                       Three Months Ended
                                                          September 30,
                                                    ------------------------
                                                      1996           1995
                                                    --------       ---------
OPERATING ACTIVITIES

Net income (loss)                                   $ (5,027)      $   2,513
Depreciation and amortization                          4,576           4,395
Changes in assets and liabilities                    (88,138)       (121,302)
                                                    --------       ---------
                                                     (88,589)       (114,394)
                                                    --------       ---------

INVESTING ACTIVITIES

Capital expenditures                                  (3,299)         (4,124)
                                                    --------       ---------

FINANCING ACTIVITIES

Short-term borrowing                                 137,854         125,001
Payment of notes                                     (50,010)             (9)
Share repurchase                                           -        (169,332)
Cash dividends                                        (8,500)        (10,025)
Other                                                     96           1,770
                                                    --------       ---------
                                                      79,440         (52,595)
                                                    --------       ---------
DECREASE IN CASH AND SHORT-TERM INVESTMENTS         $(12,448)      $(171,113)
                                                    ========       =========

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

Because of the seasonal nature of the Company's business, the results of operations for the three months ended September 30, 1996, are not necessarily indicative of the results for the entire year ending June 30, 1997.

Certain fiscal 1996 balances have been reclassified to conform to the fiscal 1997 presentation.

For further information, refer to the consolidated financial statements and footnotes in the Company's annual report on Form 10-K for the year ended June 30, 1996.


INVENTORIES AND COST OF PRODUCTS SOLD

The Company implemented a new inventory cost accounting system in July 1996 which provides more precise, detailed performance information by product within each line. The new system results in a more accurate valuation of inventories and recording of cost of products sold during interim quarters consistent with the manner used to value inventory at year end. The use of this more precise interim information will have no effect on annual results. However, gross profits reported during the first two quarters of the year are anticipated to be lower than those that would have been reported using the prior method, with an equivalent positive effect in the third and fourth quarters. The new inventory cost accounting system contributed to an estimated 9.3% decline in gross profits, as a percentage of sales, and an estimated $.15 decline in earnings per share in the first quarter of fiscal 1997.


FISCAL YEAR

In October 1996, the Company's board of directors authorized a change in the Company's fiscal year from a June 30 year-end to a calendar year-end effective January 1, 1997, provided all regulatory approvals are obtained. The Company believes that a calendar year-end will enable better planning and internal management of its businesses. If regulatory approval is received, the Company intends to file a Form 10-K for the six month transition period beginning
July 1, 1996, and ending December 31, 1996.

INCOME TAXES

The Company provides for income taxes in interim periods based on the effective income tax rate for the complete fiscal year. The effect of the October approval to change the Company's fiscal year combined with the implementation of a new inventory cost accounting system will cause the effective tax rate for the entire six-month transition period to substantially increase above the first quarter rate of 41%. A reasonable estimate of this rate cannot be made at this time because of the significant impact that permanent differences have on the seasonally-low levels of pre-tax earnings for the six months ending
December 31, 1996. The effective income tax rate for the entire twelve-month period beginning January 1, 1997, is expected to return to a rate comparable with previous twelve-month periods.


SHARE REPURCHASE

In September 1995, the Company repurchased 7,011,108 shares of its common stock, the maximum number of shares available for purchase, for $24 per share, or $169.3 million, through a Modified Dutch Auction tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings.


EARNINGS PER COMMON SHARE

Earnings per common share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon exercise of dilutive stock options is not material.


DIVIDENDS

The first quarter dividend, declared in October, was $.22 for fiscal 1997 and 1996. Cash dividends paid in the first quarter of fiscal 1997 relate to the fourth quarter of fiscal 1996.

SUBSEQUENT EVENT

In conjunction with JLC's efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. On November 8, 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing on June 29, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and range from a 70 percent discount on the face value if redeemed by December 31, 1996, to 40 percent if redeemed by March 31, 2003. This restructuring has no impact on the net carrying value of Jostens' investment in JLC. The Company believes that such carrying value is not impaired based on current facts and circumstances.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Accounts receivable were down $21.0 million from June 30, 1996, due to collections of June balances and seasonally lower sales in the 1997 first quarter, which historically has the smallest sales volume of the year. Accounts receivable were up $5.6 million from September 30, 1995, primarily due to an increase in sales, partially offset by the timing of collections.

Inventories increased $15.1 million from June 30, 1996, due to the seasonality of the business. The decrease in inventories of $4.7 million from September 30, 1995, is primarily attributable to the new inventory cost accounting system and the earlier shipment of fall yearbooks in the first quarter, partially offset by inventory buildups in the Graduation Products line of business (see further discussion regarding the impact of the new inventory cost accounting system in the "Results of Operations" section).

Other receivables increased from $12.2 million at June 30, 1996, to $24.0 million at September 30, 1996, due to the Company's seasonality of sales. The balance represents receivables from sales representatives, who historically are in overdraft positions in the first quarter due to the payment of draws, prior to commissions being earned.

Other, under the "Other Assets" category, decreased from $25.7 million at September 30, 1995, to $15.1 million at September 30, 1996, primarily due to the collection of a $13.9 million receivable from JLC related to payments made by Jostens on behalf of JLC as part of an administrative service agreement. JLC had been reimbursing Jostens for continuing to provide certain administrative services such as payroll and benefits processing through December 31, 1995.

The current maturities on long-term debt balance of $50 million at June 30, 1996 was paid in August, 1996, with proceeds generated from short-term borrowings.

Salaries, wages and commissions payable decreased from $54.3 million at June 30, 1996, to $22.8 million at September 30, 1996. The majority of the decrease was attributable to the seasonality of the business and the timing of commission payments. Commissions accrued at year end were paid in the first quarter while fewer commissions were earned in the first quarter to replenish the balance. The $5 million increase from the September 30, 1995 balance was primarily attributable to increased commissions in the school products businesses related to increased sales volumes versus the comparable prior-year period.

Customer deposits decreased $15.5 million from June 30, 1996, primarily due to shipments of fall yearbooks ordered the previous spring.

Other, under the "Current Liabilities" category, decreased $16.6 million and $21.3 million from the June 30, 1996 and September 30, 1995, balances, respectively. The $16.6 million decline from June 30, 1996, primarily relates to dividends accrued in fiscal 1996 and paid in the first quarter of fiscal 1997 ($8.5 million) and scheduled payments made against accruals established for the JLC transaction and previous years' restructurings ($3.4 million). The decrease from the previous year of $21.3 million is attributable to scheduled payments made against accruals established for the JLC transaction and prior years' restructuring accruals.

Income taxes payable decreased $23.8 million from June 30, 1996, due to fiscal 1996 tax payments made in the first quarter of fiscal 1997.

Capital expenditures through September 30, 1996, were $3.3 million, approximately $.8 million lower than the comparable period in fiscal 1996. Major projects in process include upgrading certain printing and photography technology and replacing school products, recognition and corporate management information systems.

Net proceeds from the sale of discontinued operations generated a strong cash position and eliminated the need for short-term borrowings in fiscal 1995 and early fiscal 1996. However, the Company returned to its typical need for seasonal short-term borrowings in fiscal years 1996 and 1997 following the September 1995 share repurchase. Because most of the Company's sales volume occurs in the second and fourth quarters, Jostens usually requires interim financing of inventories and receivables. To provide the necessary financing, the Company entered into a $150 million, five-year bank credit agreement in fiscal 1996. In addition, the Company continues to maintain unsecured demand facilities with three banks totaling $80 million. Credit available at September 30, 1996, under the bank credit agreement and unsecured demand facilities was $4.6 million and $60 million, respectively.

Management believes that the cash expected to be generated from operating activities, together with credit available under the bank credit agreement and unsecured demand facilities will be sufficient to fund planned capital expenditures, dividends and buildups of inventories and accounts receivable in fiscal 1997.

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1996, were $105.4 million representing an increase of $7.6 million, or 7.8%, over the comparable prior-year period. The sales improvement primarily related to increased yearbook and graduation product sales in the Company's school products businesses where efficiency gains enabled plants to more quickly produce and deliver product in the first quarter.

Cost of products sold was $60.8 million for the current quarter compared with $45.8 million for the year-earlier period. Costs as a percentage of sales were 57.7%, compared with 46.9% in the same period last year. The higher costs were attributable to the July 1996 implementation of a new inventory cost accounting system, which provides more precise, detailed performance information by product within each line. The new system enables a more accurate valuation of inventories and permits the recording of cost of products sold during interim quarters consistent with the manner used to value inventory at year end. Although the new cost accounting system will not have an effect on annual results, it did contribute to an estimated 9.3% decline in gross profits, as a percentage of sales, and an estimated $.15 decline in earnings per share in the first quarter of fiscal 1997.

Since a significant percentage of the Company's sales are in the school business, and with schools not in session for most of the quarter, the first three months have the smallest sales volume of the year. Therefore, amounts reported for the three months ended September 30, 1996, vary significantly from the results for the fourth quarter of the previous fiscal year. While the first quarter typically has low volume, selling and administrative expenses are not reduced correspondingly since they are geared toward future sales.

Selling and administrative expenses were $51.2 million for the quarter, a 6.8% increase over the same period last year. The higher costs reflect increased commission expense in the school products businesses due to increased sales.

Net interest expense in the first quarter of fiscal 1997 approximated $1.9 million compared with $200,000 of net interest income in the comparable prior-year period. The increase in net interest expense correlates with the Company's return to interim financing of operations and inventories through the issuance of short-term commercial paper included in the condensed consolidated balance sheets as "notes payable."


SALE OF JOSTENS LEARNING CORPORATION

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

As part of the transaction, the Company also agreed to pay $13 million over two years to fund certain JLC existing liabilities; $11.7 million has been paid through September 30, 1996. The remaining $1.3 million is accrued as part of other accrued liabilities and is expected to be paid in the current fiscal year.

In October 1995, the Company sold its Wicat Systems business to Wicat Acquisition Corp., a private investment group. Wicat Systems was the small, computer-based aviation training subsidiary of JLC that was retained in the sale of JLC, but held for sale. The Company received $1.5 million in cash plus a promissory note for $150,000 from the sale. The Company treated Wicat Systems as a discontinued operation in June 1995, pending the sale of the business.

A transaction gain of $11.1 million ($5.8 million after tax) was originally recorded at the time of the JLC sale and deferred in accordance with accounting rules relating to the sale of a business to a highly leveraged entity. In the second quarter of fiscal 1996 the deferred gain increased as a result of the sale of Wicat ($5.3 million) and some accrual settlements ($.8 million). The adjusted $17.2 million gain ($9.7 million after tax) will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. The deferred gain is presented in the condensed consolidated balance sheets as an offset to notes receivable. The note receivable balance represents amounts owed by JLC related to the sale of JLC net of a $9.9 million discount and the deferred gain.

In conjunction with JLC's efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. On November 8, 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing on June 29, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and range from a 70 percent discount on the face value if redeemed by December 31, 1996, to 40 percent if redeemed by March 31, 2003. This restructuring has no impact on the net carrying value of Jostens' investment in JLC. The Company believes that such carrying value is not impaired based on current facts and circumstances.

FISCAL YEAR

In October 1996, the Company's board of directors authorized a change in the Company's fiscal year from a June 30 year-end to a calendar year-end effective January 1, 1997, provided all regulatory approvals are obtained. The Company believes that a calendar year-end will enable better planning and internal management of its businesses. If regulatory approval is received, the Company intends to file a Form 10-K for the six month transition period beginning
July 1, 1996, and ending December 31, 1996.


INCOME TAXES

The effect of the October approval to change the Company's fiscal year combined with the implementation of a new inventory cost accounting system will cause the effective tax rate for the entire six-month transition period to substantially increase above the first quarter rate of 41%. A reasonable estimate of this rate cannot be made at this time because of the significant impact that permanent differences have on the seasonally-low levels of pre-tax earnings for the six months ending December 31, 1996. The effective income tax rate for the entire twelve-month period beginning January 1, 1997, is expected to return to a rate comparable with previous twelve-month periods.


SHARE REPURCHASE

In September 1995, the Company repurchased 7,011,108 shares of its common stock, the maximum number of shares available for purchase, for $24 per share, or $169.3 million in total, through a Modified Dutch Auction tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings.


RESTRUCTURING UPDATE

The Company's restructuring accruals decreased by $700,000 in the first quarter of fiscal 1997 to $2.0 million at September 30, 1996 due to cash payments of $400,000 and noncash items of $300,000. The restructuring accruals are expected to be reduced by $300,000 of noncash items for the remainder of fiscal 1997 while the future cash outlay is estimated to be $1.4 million for the remainder of 1997 and $300,000 in 1998 and beyond.

ENVIRONMENTAL

As part of its continuing environmental management program, the Company is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. When the potential liability amounts are probable and reasonably estimable, the Company accrues the best estimate available. For specific sites where only a range of liability is probable and reasonably estimable and no amount in the range is a better estimate than another, the Company would accrue the low end of that range. While the Company may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries have been established as of September 30, 1996.

The Company also assesses reasonably possible environmental liability beyond that which has been accrued. This liability is not probable, but is more likely than remote. The Company systematically reviews all sites and identifies those requiring further investigation. As of September 30, 1996, three sites remained under investigation. The potential liability cannot be fully assessed since the sites are still in various stages of investigation. In addition, the Company has one other site nearing completion that did not require any accruals as of September 30, 1996. As of September 30, 1996, the Company has not been designated as a potentially responsibly party at any site. The amount of environmental liability that is reasonably possible is in the range of $600,000 to $4.6 million. The amount accrued as of September 30, 1996 with respect to potential liability is $600,000 and is recorded as part of "other accrued liabilities." The Company does not expect to incur liabilities at the higher end of the range based on the limited information currently available.

                                PART II.  OTHER INFORMATION




Item 6.  Exhibits and reports on Form 8-K

    (a) Exhibit 27 Financial Data Schedule

    (b) Reports on Form 8-K: Reports on Form 8-K, dated July 8 and
        August 8, 1996, were filed during the first quarter of the year ended June 30, 1997. The July 8, 1996 report was filed under Item 5 of Form 8-K to discuss the fiscal 1996 earnings estimate and independent sales force. The August 9, 1996 report was also filed under Item 5 of Form 8-K to discuss 1996 earnings and the independent sales force.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JOSTENS, INC.


Date      November  13, 1996        /s/ Robert C. Buhrmaster
    ----------------------------    --------------------------------------
                                    Robert C. Buhrmaster
                                    President and Chief Executive Officer


                                    /s/ Trudy A. Rautio
                                    --------------------------------------
                                    Trudy A. Rautio
                                    Senior Vice President and Chief Financial
                                    Officer