Form 10-K
period 1996-12-28
JOSTENS INC
filed 1997-03-26
CIK 54050

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                                OR
x TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  July 1, 1996 to December 28, 1996
                                ------------    -----------------

Commission File No. 1-5064

                                 JOSTENS INC.
                                 ------------
            (Exact name of Registrant as specified in its charter)

          Minnesota                                           41-0343440
-------------------------------                          --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

5501 Norman Center Drive, Minneapolis, Minnesota                  55437
------------------------------------------------                ----------
   (Address of principal executive offices)                     (Zip Code)

                                (612) 830-3300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange on Which Registered
-------------------                    -----------------------------------------
Common Shares, $.33 1/3 par value      New York Stock Exchange, Inc.
Common Share Purchase Rights           New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None
Documents incorporated by reference:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by nonaffiliates of the Registrant on March 17, 1997, was $856,838,614. The number of shares outstanding of Registrant's only class of common stock on March 17, 1997, was 38,727,169.

                               TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------
PART I
     Item 1   Business                                                    5-11
     Item 2   Properties                                                  12-13
     Item 3   Legal Proceedings                                           13
     Item 4   Submission of Matters to a Vote of Security Holders         13

PART II
     Item 5   Market for Registrant's Common Stock                        14
     Item 6   Selected Financial Data                                     15
     Item 7   Management's Discussion and Analysis of
                Financial Condition and Results of Operations             16-25
     Item 8   Financial Statements and Supplementary Data                 26-52
     Item 9   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                    53

PART III
     Item 10  Directors and Executive Officers of the Registrant          54-56
     Item 11  Executive Compensation                                      57-61
     Item 12  Security Ownership of Certain Beneficial Owners
                and Management                                            61-62
     Item 13  Certain Relationships and Related Transactions              63

SIGNATURES

PART IV
     Item 14  Exhibits, Financial Statement Schedule and Reports
              on Form 8-K
     (a) 1.   Financial Statements: The Consolidated Financial
              Statements of Jostens Inc. are included under
              Item 8 of this Form 10-K.                                   -

         2.   Financial Statement Schedule:
              Schedule II - Valuation and Qualifying Accounts.
              All other schedules for which provision is made
              in the applicable accounting regulations of the
              Securities and Exchange Commission have been
              omitted as not required or applicable or the
              information required to be shown is included
              in the financial statements and related notes
              under Item 8.                                               -

     (b)      Reports on Form 8-K:  A report on Form 8-K,
              dated October 24, 1996, was filed during the
              six-month period ending December 28, 1996.
              The filing was made under Item 8 to recognize
              the Board of Directors' authorization to change
              the Company's fiscal year end.                              -

     (c)      Exhibits
       2. a.  Stock Purchase Agreement by and between JLC
              Holdings, Inc. Software Systems Corp. and JLC
              Acquisitions, Inc. and Jostens Inc. (incorporated
              by reference to Exhibit 2.1 contained in the
              Current Report on Form 8-K filed on July 14, 1995)          -

       3. a.  Articles of Incorporation and Bylaws (Incorporated
              by reference to Exhibit 3(a) contained in the Annual
              Report on Form 10-K for the year ended June 30, 1993).      -

       4. a.  Rights Agreement dated August 9, 1988 between the
              Company and Norwest Bank Minnesota, N.A. (incorporated
              by reference to the Company's Form 8-A dated
              August 17, 1988, File No. 1-5064).                          -

          b.  Form of Indenture, dated as of May 1, 1991,
              between Jostens Inc. and Norwest Bank Minnesota, N.A.,
              as Trustee (incorporated by reference to Exhibit 4.1
              contained in the Company's Form S-3, File No. 33-40233).    -

      10. a.  Company's 1984 Stock Option Plan (incorporated
              by reference to the Company's Registration
              Statement on Form S-8, File No. 2-95076).                   -

          b.  Company's 1987 Stock Option Plan (incorporated by
              reference to the Company's Registration Statement
              on Form S-8, File No. 33-19308).                            -

          c.  Company's 1992 Stock Incentive Plan (incorporated
              by reference to Exhibit 10(d) contained in the
              Annual Report on Form 10-K for the year ended
              June 30, 1992).                                             -

          d.  Form of Contract entered into with respect to
              Executive Supplemental Retirement Plan (incorporated
              by reference to the Company's Form 8 dated May 2, 1991).    -

          e.  Written description of the Company's Retired
              Director Consulting Plan (incorporated by reference
              to the Company's Form 8 dated May 2, 1991).                 -

          f.  Form of Performance Share Agreement entered into
              with respect to the Special Equity Performance
              Plan (incorporated by reference to Exhibit 10(g)
              contained in the Annual Report on Form 10-K for
              year ended June 30, 1995).                                  -

          g.  Executive Supplemental Retirement Agreement with
              John L. Jones (incorporated by reference to
              Exhibit 10(h) contained in the Annual Report on
              Form 10-K for year ended June 30, 1995).                    -

          h.  Deferred Compensation Plan (incorporated by
              reference to Exhibit 10(h) contained in the
              Annual Report on Form 10-K for the year ended
              June 30, 1996.                                              -

          i.  Employment and Separation Agreement dated
              November 11, 1996 with John L. Jones.                       -

          j.  Employment and Separation Agreement dated
              February 3, 1997 with Charles W. Schmid.                    -

       11.    Computation of earnings per share.                          -

       21.    List of Company's subsidiaries.                             -

       23.    Consent of Independent Auditors.                            -

       27.    Financial Data Schedule.                                    -

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

     In October 1996, a joint venture agreement was formed to begin selling the Company's products in Chile beginning in 1997. The Company's commitment to provide financing to the joint venture is insignificant.

     In November 1996, the Company announced plans to perform a test project by shifting a small percentage of its lustrium ring finishing volume from facilities in Attleboro, Massachusetts, and Denton, Texas, to Nuevo Laredo, Mexico. Jostens oversees the Mexican facility which is being operated under a contract manufacturing agreement. Based on the successful results of the test project, the Company announced in February 1997 that virtually all lustrium ring finishing would be transferred to the facility in Mexico in 1997.

     In July 1996, the Company closed its Winnipeg, Manitoba, jewelry manufacturing facility and transferred production to the Denton, Texas plant. Additionally, a photography plant in Lachine, Quebec was closed in November 1996 with processing volume transferred to the Winnipeg facility.

     In September 1995, the Company repurchased 7,011,108 shares of its common stock, the maximum number of shares allowable for purchase, for $169.3 million through a Modified Dutch Auction tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings.

     In June 1995, Jostens sold its JLC curriculum software subsidiary to a group led by Bain Capital, Inc. for $50 million in cash; a $36 million unsecured, subordinated note maturing in eight years with a stated interest rate of 11 percent; and a separate $4 million note with a stated interest rate of 8.3 percent convertible into 19 percent of the equity of Jostens Learning, subject to dilution in certain events. The notes were recorded at fair value, using an estimated 20 percent discount rate on the $36 million note resulting in a discount of $9.9 million.

     As part of the JLC sale, Jostens also agreed to pay $13 million over two years to fund certain JLC existing liabilities; $12.4 million has been paid through December 28, 1996. The remaining $600,000 has been accrued as part of other accrued liabilities.

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

     A transaction gain of $11.1 million ($5.8 million after tax) was originally recorded at the time of the JLC sale and deferred in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating

     Assets to a Highly Leveraged Entity. In the second quarter of fiscal 1996, the deferred gain increased to $17.2 million ($9.7 million after tax) as a result of the sale of Wicat ($5.3 million) and some accrual settlements ($800,000).

     In conjunction with JLC's efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. On November 8, 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing on June 29, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and ranged from a 70 percent discount on the face value if redeemed by December 28, 1996, to 40 percent if redeemed by March 31, 2003. The new note was recorded at fair value using an estimated 20 percent discount rate on the $57.2 million note resulting in a discount of $35.1 million. The restructuring had no impact on the net carrying value of Jostens' investment in JLC as the $4 million reduction in the note receivable's carrying value was offset by a corresponding reduction in the deferred gain to $13.2 million ($7.3 million after tax) at December 28, 1996.

     The adjusted $13.2 million gain and interest on the notes receivable will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. The deferred gain is presented in the condensed consolidated balance sheet as an offset to notes receivable. The notes receivable balance represents amounts owed by JLC related to the sale of JLC net of a $35.1 million discount and the deferred gain. Despite the equity infusion and restructuring of Jostens interests in JLC, there is no guarantee that JLC will be able to repay the note. JLC has incurred losses in both 1996 and 1995, however, the Company believes that such carrying value is not impaired based on current facts and circumstances.

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

     In the third quarter of fiscal 1994, the U.S. Photography business closed leased facilities in Clinton, Mississippi, and Lake Forest, California, and transferred production to owned facilities in Webster, New York, and Winnipeg, Manitoba. In the third quarter of fiscal 1995, the U.S. Photography business also closed its Jackson Mississippi facility, transferring production to Webster, New York, and Winnipeg, Manitoba.

     In January 1994, Jostens sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million in cash. Jostens recognized an $18.5 million gain ($11 million after tax) on the sale, primarily because the Sportswear business had been written down by $15 million to its then estimated net realizable value.

     In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31, effective December 29, 1996, to enable better planning and internal management of its businesses. There have been no material changes in the mode in which the Company has conducted its business during the July 1, 1996 to December 28, 1996 period (the "1996 Transition Period").

 (b) The Company's operations are classified into two business segments: school-based recognition products and services (School Products) and longevity and performance recognition products and services for businesses (Recognition). Business segment financial information is in the financial statement footnote "Business Segment Information" included on pages 46 through 48 of this Form 10-K.

(c) The Company's two business segments sell their products in elementary schools, high schools, colleges and businesses in the 50 United States and some foreign countries through a sales force of approximately 1,080 independent representatives. In fiscal 1995, the Company had a discontinued operation (JLC) which produced educational software for students in kindergarten through grade 12. The JLC discontinued operation included JLC's Wicat subsidiary which was subsequently sold in fiscal 1996. In fiscal 1994, the Company had a discontinued operation (Sportswear), which manufactured and marketed decorated sportswear to retail outlets and schools.

     SCHOOL PRODUCTS SEGMENT

     School Products recognizes individual and group achievement and affiliation primarily in the academic market. School Products comprises five businesses: Printing & Publishing, Jewelry, Graduation Products, U.S. Photography and Jostens Canada. The School Products segment's sales of $236 million in the 1996 Transition Period included these five lines of business and $3.5 million in other sales.

     Because of the seasonal nature of the Company's business, the results of operations for the six month period ended December 28, 1996, are not necessarily indicative of the results for the previous fiscal years ended June 30, 1996, 1995 and 1994. No major change in business mix was experienced during the 1996 Transition Period when compared to the comparable prior year period.

     Printing & Publishing: Jostens manufactures and sells student-created yearbooks in elementary schools, junior high schools, high schools and colleges. Independent sales representatives and their associates work closely with each school's yearbook staff (both students and a faculty adviser), assisting with the planning, editing, layout and printing scheduling until the book is completed. Jostens' sales representatives work with the faculty advisers to renew yearbook contracts each year. This business also provides commercial printing of annual reports, brochures, and promotional books and materials. Printing & Publishing contributed approximately 30% of sales volume to this segment in the 1996 Transition Period and 37%, 36% and 35% in fiscal years 1996, 1995 and 1994, respectively.

     Jewelry: Jostens manufactures and sells rings representing a graduating class primarily to high school and college students. This product line contributed approximately 38% of the sales volume of this segment in the 1996 Transition Period and 28%, 27% and 27% in fiscal years 1996, 1995 and 1994, respectively. Many schools have only one supplier to its students each year. Rings may be sold through bookstores, other campus stores, retail jewelry stores as well as within the school through temporary order-taking booths. Jostens, through its independent sales representatives, manages the entire process of interacting with the student through ring design, promotion, ordering and presentation to relieve school officials of any administrative burden connected with students purchasing this symbol of achievement.

     Graduation Products: Jostens manufactures and sells graduation announcements, diplomas and caps and gowns to students and administrators in high schools and colleges. This product group contributed approximately 12% of sales volume to this segment in the 1996 Transition Period and 23%, 24% and 23% of sales to this segment in fiscal years 1996, 1995 and 1994, respectively. Jostens independent sales representatives make calls on schools and sales are taken through temporary order-taking booths.

     Photography: Jostens U.S. Photography provides student pictures and senior portraits to elementary, junior high and high school students through its sales force and dealer network, which arrange the sittings/shootings at individual schools or in their own studios. This business contributed approximately 8% of sales volume to this segment in the 1996 Transition Period and 4%, 4% and 5% in fiscal years 1996, 1995 and 1994, respectively. Jostens processes the photos at its plants in the U.S. and Canada.

     Jostens Canada: Jostens is the leader in school photography, yearbooks and class rings in Canada. Appproximately 72% of the 1996 Transition Period sales volume within Canada was attributable to school photography. This product group contributed approximately 10% of sales to this segment in the 1996 Transition Period and 7% in fiscal 1996 and 1995 and 8% in fiscal 1994.

     MARKETS: School Products serves elementary schools, middle schools, high schools, colleges, alumni associations and other organizations in the United States and Canada through approximately 990 independent sales representatives. Jostens also maintains an international sales force covering about 50 countries servicing primarily American schools and military installations.

     PRODUCTS: School products include elementary through college yearbooks, commercial printing, desktop publishing curriculum kits, class rings, graduation caps and gowns, graduation announcements and accessories, diplomas, alumni products, individual and group school pictures, group photographs for youth camps and organizations, and senior graduation portraits.

     SALES FORCE: The School Products segment markets its products primarily through independent sales representatives. Approximately 450 persons are dedicated to selling class rings and graduation products, 340 to yearbooks and 200 to photography.

     During fiscal 1996, the Company was approached by a group of sales representatives seeking changes in their agreements with Jostens. All of the Company's sales representatives have similar contractual arrangements, and the Company does not anticipate substantial changes to that relationship with the majority of sales representatives.

     For approximately 50 representatives who serve the college market, the Company decided to change their contract status from independent sales representatives to Company employees effective July 1, 1997. This change in the role and activities of the sales representatives is being made to better enable the Company to address market needs and over time strengthen its position in the market. These representatives' current contracts call for a transition commission, which historically has been paid by the new sales representatives who assumed responsibility for the accounts of the outgoing representative, with the Company acting as a collection agent. Those representatives who agree to become employees of the Company will forgo their right to the transition commission in exchange for participation in a newly created severance plan as well as other employee benefit programs. The Company will record this severance liability ratably over their estimated service period as employees. Those representatives who elect not to become employees will receive future transition payments from the Company in exchange for signing an agreement not to compete.
     These payments will be provided over the non compete period. Payments in future years relating to the severance plan and transition commissions are estimated to aggregate approximately $9 million which management expects to be partially offset by reduced operating costs. Management believes that this contract change will have positive business results and the associated liabilities will not have a material negative impact during future reporting periods.

     SEASONALITY: This product segment experiences a strong seasonality concurrent with the school year with 40-50 percent of full-year sales and 65-70 percent of full-year profits occurring in the period from April to June. The business generally requires short-term financing during the course of the year.

     COMPETITION: The business of the School Products segment is highly competitive, primarily in the pricing, product development and marketing areas.

     Printing & Publishing competition is primarily made up of two national firms (Herff Jones and Taylor Publishing) and one smaller regional firm (Walsworth Publishing). All compete on price, print quality, product offerings and service. Technological offerings in the way of computer based curricula are becoming a more significant market differentiator.

     In the class ring business, the Company has two primary national competitors: Herff Jones and Commemorative Brands, Inc. (CBI) (recent merger of Balfour and Artcarved), each with distinct distribution methods. Herff Jones distributes its product in schools, in a manner similar to the Company, while CBI distributes its product through multiple distribution channels including schools, independent jewelers and mass merchandisers like Wal-Mart. Gold Lance is another competitor that markets through the retail channel, primarily independent jewelers.

     In the Graduation Products business, several national and numerous local and regional competitors offer products similar to those of the Company.

     In the Photography area, the Company competes with Lifetough, Olan Mills, Herff-Jones, and a variety of regional and locally owned and operated photographers that process product in small batches in the U.S. In Canada, the Company competes with Lifetouch and a variety of regional and locally owned and operated photographers.

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

     Standardized programs, such as Symphony/TM/ and Cresendo/TM/, provide small and mid-size companies the same product and service features without complex customization. Recognition enjoys exclusive product and personalization distributor arrangements offering such products as Hartmann luggage and Lenox china for the service award marketplace.

     SALES FORCE: Recognition sells its products through approximately 90 independent sales representatives who develop programs incorporating Recognition products.

     COMPETITION: The Recognition business competes primarily with O.C. Tanner and the Robbins Company on a national basis as well as several regional recognition companies. Recognition focuses on service and product offerings in competing with these companies.

     JOSTENS INC. -- INFORMATION REGARDING ALL BUSINESSES

     BACKORDERS: Because of the nature of the Company's business, generally all orders are filled within a few months from the time of placement. However, the School Products Segment obtains student yearbook contracts in one year for a significant portion of the yearbooks to be delivered in the next year. Often the prices of the yearbooks are not established at the time of the order because the content of the books may not have been finalized. Subject to the foregoing qualifications, the Company estimates that as of December 28, 1996, the backlog of orders related to continuing operations was approximately $294.1 million compared with $283.6 million at December 31, 1995, primarily related to student yearbooks and graduation products. The Company expects most of the backlog orders to be confirmed and filled during 1997.

     ENVIRONMENTAL: As part of its continuing environmental management program, Jostens is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. As of December 28, 1996, the Company has identified four sites which require further investigation. However, the Company has not been designated as a potentially responsible party at any site.

     During the six month period ended December 28, 1996, Jostens adopted the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. The provisions of SOP 96-1 do not differ substantially from the accounting treatment previously followed by the Company. Under SOP 96-1, the Company is required to assess the likelihood that an environmental liability has been incurred and accrue for the best estimate of any loss where the likelihood of incurrence is assessed as probable and the amount can be reasonably estimated. Management has assessed the likelihood that a loss has been incurred at its sites as probable and, based on findings included in a preliminary remediation report received in January 1997, estimates the potential loss to range from $1.7 million to $9.7 million. Based on a review of the remediation alternatives outlined in the report, management believes that the best estimate of the loss is $6.6 million. The Company recorded a charge to operations of $6 million during the six months ended December 28, 1996, to increase the liability for environmental costs to the revised best estimate amount contained in the preliminary remediation report.

     The Company does not believe that compliance with federal, state, and local provisions protecting the environment will have a material affect upon its future capital expenditures, earnings or competitive position.

     RAW MATERIALS: All of the raw materials used by the Company are available from several sources. Gold is an important raw material and accounted for approximately 11% of the Company's cost of products sold for the six months ended December 28, 1996. For the fiscal years ended June 30, 1996, 1995 and 1994, raw material accounted for approximately 10%, 10%, and 9%, respectively, of the Company's cost of products sold.

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

     EMPLOYEES: At December 28, 1996, the total number of employees of the Company was approximately 6,300 (not including independent sales representatives). Because of seasonal fluctuations and the nature of the business, the number of employees tends to vary.

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

Item 2.   PROPERTIES

          The principal plants, which are owned by the Company unless otherwise noted, are as follows:



                                                                   Approximate
                                                                     Area in
Location                           Principal Products              Square Feet
--------                           ------------------              -----------

Attleboro, Massachusetts           Class Rings                        52,000
Denton, Texas                      Class Rings                        57,000
Laurens, South Carolina            Caps and Gowns                     98,000
Laurens, South Carolina*           Caps and Gowns                    105,000
Porterville, California            Graduation Products                92,000
Red Wing, Minnesota                Graduation Products               132,000
Shelbyville, Tennessee             Graduation Products                87,000
Burnsville, Minnesota *            Scholastic Support                 44,000
Edina, Minnesota *                 Scholastic Support                 15,000
Owatonna, Minnesota  **            Scholastic Support                154,000
Owatonna, Minnesota *              Scholastic Support                 24,000
Memphis, Tennessee                 Recognition Awards                 67,000
Princeton, Illinois                Recognition Awards                 65,000
Sherbrooke, Quebec***              Recognition Awards                 15,000
Clarksville, Tennessee             Yearbooks                         105,000
State College, Pennsylvania        Yearbooks                          66,000
Topeka, Kansas                     Yearbooks                         236,000
Visalia, California                Yearbooks                          96,000
Winston-Salem, North Carolina      Yearbooks/Commercial Printing     132,000
Anaheim, California*               Photography Retail                 11,500
Montreal, Quebec*                  Photography Products                7,000
Webster, New York                  Photography Products               60,000
Webster, New York  *               Photography Products               10,000
Winnipeg, Manitoba                 Photography and Yearbooks          69,000
Winnipeg, Manitoba *               Class Rings                        11,000

Executive offices are located in a general offices building owned by the Company, which has approximately 116,000 square feet and is located in a Minneapolis, Minnesota suburb. A portion of this facility has been financed through the issuance of revenue bonds.

* Represents leased properties with the following expiration dates. The Company expects to renew those leases expiring in 1997 with the exception of the Montreal facility and Winnipeg Ring Plant.

                     Anaheim                1998
                     Burnsville             1997
                     Edina                  1999
                     Laurens                1997
                     Montreal               1997
                     Owatonna               2001
                     Webster                1997
                     Winnipeg:
                      Ring Plant            1997   (Announced closing in
                                                    July 1996; lease expired
                                                    February 28, 1997)
                      Extension of
                       Photo Plant          1997
                      General
                       Offices              1998

**   Several locations.

***  A written letter of intent was signed during the Transition
     Period to enter into a sale-leaseback arrangement for the Sherbrooke, Quebec property.

Item 3.  LEGAL PROCEEDINGS

          There are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company or any subsidiary as a defendant or plaintiff is subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SECURITY HOLDER MATTERS

Jostens common stock is traded on the New York Stock Exchange (symbol: JOS). There were approximately 7,900 shareholders of record as of March 17, 1996. See additional information in Item 8 under "Unaudited Quarterly Financial Data".

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and its subsidiaries for the six months ended December 28, 1996, the six months ended December 31, 1995 (unaudited) and the fiscal years ended June 30, 1996, 1995, 1994, 1993, 1992 and 1991.
Financial Summary--Jostens Inc. and Subsidiaries

                                         AS OF AND FOR THE
                                         SIX MONTHS ENDED
                                    ----------------------------
                                                    DECEMBER 31,               AS OF AND FOR THE YEARS ENDED JUNE 30,
 (Dollars in millions,               DECEMBER 28,       1995       --------------------------------------------------------------
 except per-share data)                  1996        (UNAUDITED)        1996        1995      1994      1993      1992      1991
---------------------------------------------------------------------------------------------------------------------------------
Statement of Operations
Net Sales                            $    277.1     $    263.5      $  695.1    $  665.1   $ 649.9   $ 634.8   $ 639.2   $ 632.1
Cost of Products Sold                     141.5          119.6         332.2       313.7     313.8     310.4     314.0     311.3
Net Interest Expense                        4.1            2.5           7.3         0.7       5.0       5.7       8.7      10.2
Income Taxes                                0.8           10.1          35.9        38.0      20.5      10.7      29.8      27.5
Income (Loss)-Continuing Operations        (0.8)          14.5          51.6        55.9      28.0       8.5      45.2      45.0
Return on Sales-Continuing Operations      (0.3%)          5.5%          7.4%        8.4%      4.3%      1.3%      7.1%      7.1%
Net Income (Loss)                          (0.8)          14.5          51.6        50.4     (16.2)    (12.7)     59.2      61.6
Return on Investment                       (0.7%)          7.6%         26.3%       19.1%     (5.7%)    (3.7%)    16.9%     19.6%
---------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Current Assets                       $    247.8     $    265.2      $  251.3    $  402.4   $  396.1  $ 401.6   $ 436.3   $ 389.4
Working Capital                             4.7          (15.7)          8.9       206.3      172.7    185.3     232.2     167.7
Current Ratio                               1.0            0.9           1.0         2.1        1.8      1.9       2.2       1.8
Property and Equipment                    210.9          201.4         188.3       184.6      207.6    218.9     207.4     192.3
Total Assets                              381.2          412.5         384.0       548.0      569.8    613.5     643.3     596.4
Notes Payable                              97.7           92.3          27.6           -          -        -         -      35.2
Long-term debt, including
 current maturities                         3.9            3.9          53.9        54.3       54.8     55.3      79.4      53.4
Shareholders' investment                  112.6          110.0         121.8       270.6      256.6    315.7     364.7     333.6
---------------------------------------------------------------------------------------------------------------------------------
Common Share Data
EPS-Continuing Operations            $   (0.02)     $     0.35      $   1.28    $   1.23   $   0.61  $   0.19  $   1.00  $  1.01
EPS-Net Income (Loss)                    (0.02)           0.35          1.28        1.11      (0.36)    (0.28)     1.32     1.38
Cash Dividends Declared(1)                0.22            0.44          0.88        0.88       0.88      0.88      0.84     0.80
Book Value                                2.91            2.85          3.15        5.95       5.64      6.95      8.10     7.46
Common Shares Outstanding                 38.7            38.6          38.7        45.5       45.5      45.4      45.0     44.7
Stock Price High                        22 1/4          25 1/8        25 1/8      21 5/8     20 7/8    31 1/4    37 3/8   37 5/8
Stock Price Low                         17 1/4          20 7/8        19 1/2      15 3/4     15 1/8    16 1/2    24 1/8   23 1/2
---------------------------------------------------------------------------------------------------------------------------------

(1) No cash dividend was declared due to the timing of the declarations. The first quarter dividend of $.22 per share was declared in the second quarter of the six month period ended December 28, 1996. The second quarter dividend of $.22 per share was declared in January 1997.

The financial information above reflects JLC, Wicat Systems and Sportswear as discontinued operations. Restructuring charges totaling $8.5 million and $40.2 million were recorded in continuing operations and $60.9 million and $25.4 million in discontinued operations in the fourth quarters of fiscal 1994 and 1993, respectively. In fiscal 1994, $16.9 million was recorded for provisions related to revised estimates of reserves for inventories, receivables and overdrafts. Net income for fiscal 1993 reflects the cumulative effect of adopting SFAS No. 106 of $6.7 million ($4.2 million after tax, or 9 cents per share). Net income for fiscal 1995 reflects the cumulative effect of adopting SFAS No. 112 of $1.1 million ($600,000 after tax or one cent per share). Net loss for the 1996 Transition Period ended December 28, 1996, includes an additional $16.9 million (26 cents per share) in cost of products sold related to the implementation of the new inventory cost accounting system as well as $6 million (9 cents per share) in environmental charges to cover continued environmental investigation and clean-up.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31, effective December 29, 1996, to enable better planning and internal management of its businesses. The Company's Consolidated Financial Statements and Notes thereto include the Company's results of operations and cash flows for the six-month period from July 1, 1996 through December 28, 1996 as well as the results of operations and cash flows based on the Company's previous fiscal years ended June 30, 1996, 1995 and 1994.

This discussion summarizes significant factors that affected the consolidated operating results, financial condition and liquidity of Jostens Inc. in the 1996 Transition Period and the three fiscal years ended June 30, 1996. Material in this section reflects the October 1995 sale of the Wicat Systems business, the June 1995 sale of the Company's Jostens Learning Corporation (JLC) subsidiary and the January 1994 sale of the Sportswear business, all of which are treated as discontinued operations in the statements of consolidated operations presented in this report.


RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 28, 1996 COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1995

Sales in the 1996 Transition Period increased 5 percent to $277.1 million from $263.5 million in the comparable prior year period. The 1996 Transition Period sales increase was fueled by continued gains in the Company's three primary business lines - Printing and Publishing, Jewelry and Graduation Products. Price increases during the 1996 Transition Period varied by business and ranged from 0 to 4 percent, reflecting the Company's continued efforts to minimize price increases. Gross margins in the 1996 Transition Period were 48.9 percent compared with 54.6 percent in the year earlier period. The 5.7 percent decline primarily reflects the July 1996 implementation of a new inventory cost accounting system which provides more precise, detailed performance information by product within each line. The new system results in a more accurate valuation of inventories and recording of cost of products sold during the individual quarters, consistent with the manner used to value inventory at previous June year ends. The use of this more precise information will have no effect on annual results. However, cost of products sold reported during the six months ended December 28, 1996 was higher than that which would have been reported using the prior method, with an equivalent positive effect expected in the six months ending June 30, 1997. The new inventory cost accounting system contributed to an estimated $16.9 million increase in cost of products sold and an estimated $.26 decline in earnings per share for the six months ended December 28, 1996.

Selling and administrative expenses increased to $131.5 million from $116.9 million in the year-earlier period. The increase primarily relates to the recognition of an additional $6 million in reserves to cover continued environmental investigation and clean-up (see additional discussion in the commitments and contingencies section) along with increased commission expense associated with higher sales. As a percentage of sales, these expenses were
47.4 percent in the 1996 Transition Period compared with 44.3 percent for the period ended December 31, 1995.

The Company's strong cash position at June 30, 1995, eliminated the need for short-term borrowing until the Company repurchased 7 million shares of its common stock for $169.3 million through a

Modified Dutch Auction tender offer in September 1995. The repurchase was funded from the Company's cash and short-term investments balance, as well as short-term borrowings. As a result of the repurchase and subsequent reduction in cash and short-term investment balances, 1996 Transition Period interest income decreased $1.7 million from the comparable prior year period.

The seasonality of the Company's school products segment combined with the effect of changing the fiscal year end caused the Company's effective tax rate for the entire 1996 Transition Period to increase substantially from the 41% rate used in the previous fiscal year. The effective income tax rate for the twelve-month period beginning December 29, 1996, is expected to return to a rate comparable with historical twelve-month periods. As a result of the JLC restructuring, the Company generated a net operating loss (NOL) for tax purposes of approximately $16.7 million for the six month period ended December 28, 1996, which will expire in the year 2011. As a condition to granting Jostens permission to change its accounting period to a calendar year, the IRS requires this NOL to be carried forward to offset taxable income in equal amounts in each of the six succeeding taxable years. Based on historical profitability levels as well as projected income levels in future years, management expects the benefit of this NOL to be realized prior to its expiration.

The 1996 Transition Period net loss was $.8 million ($.02 per share) compared with net income in the year-earlier period of $14.5 million ($.35 per share).

SCHOOL PRODUCTS SEGMENT
Sales in this segment increased 5.6 percent to $236 million in the 1996 Transition Period, compared with $223.6 million in the comparable prior year period. The sales increase was primarily driven by gains in the Printing and Publishing, Jewelry and Graduation Products businesses which recorded 1996 Transition Period sales of $71.6, $90 and $28.7 million, respectively.

Printing and Publishing currently has about half of the yearbook pages for the 1997 spring deliveries in-plant and is tracking school submissions and plant cycle times to maximize production efficiencies and ensure smooth deliveries.

In Jewelry, overall rings sold increased approximately 4 percent with a slightly higher percentage increase for high school rings. Unit gains continue to result from the prior year's repositioned ring program along with initial, positive reception to the Company's millennium collection of rings customized for the high school classes of 1999, 2000 and 2001. Results through December 1996 put the Company on track for a third straight year of unit-volume improvement after a 12-year decline.

In Graduation Products, the average sales dollars per customer and the number of customers who purchase products are up from the previous fiscal year end, however, these amounts are expected to decline by June 1997 to levels slightly below those of the previous fiscal year end.

In the Photography business, sales increased 5.6 percent to $18.7 million compared with $17.7 million for the comparable prior year period. Sales growth was fueled by the addition of several new retail sites along with year-over-year sales increases at existing retail locations. Despite the sales increase, profitability slipped back due to start-up problems associated with manufacturing a new borderless print product.

Jostens Canada sales were $23.5 million, compared with $24.1 million in the year-earlier period. The decline primarily resulted from fewer graduation portrait and jewelry orders. Currency exchange rate fluctuations partially offset the sales decline. In July 1996, the Company closed its ring manufacturing plant in Winnipeg, Manitoba, and shifted production to a facility in Denton, Texas. In addition, a photography facility in Montreal, Quebec, was closed in January 1997 with production shifting to the Winnipeg facility.

RECOGNITION SEGMENT
Recognition sales increased 2.8 percent to $41.1 million compared with sales in the year-earlier period of $40 million.


FISCAL 1996 COMPARED WITH FISCAL 1995

Jostens' sales from continuing operations increased 5 percent in fiscal 1996, to $695.1 million from $665.1 million in fiscal 1995. The 1996 sales increase was driven by gains in the Company's three largest business lines -- Printing & Publishing, Jewelry and Graduation Products. There were minimal price increases in 1996, reflecting a continued effort to reduce price increases. Gross margins in 1996 were 52.2 percent, compared with 52.8 percent in 1995. The margin decline in 1996 resulted from higher than expected manufacturing costs incurred to handle record page volume and meet yearbook delivery commitments as sales volumes shifted to the fourth quarter.

Selling and administrative expenses increased to $268.1 million in 1996 from $256.8 million in 1995. The 1996 increase in selling and administrative expenses was primarily due to planned investments in the businesses, including marketing materials, business development and pilot projects for new business as well as increased commission rates for class rings and graduation products. As a percentage of sales, these expenses remained consistent at 38.6 percent in 1996 and 1995.

In September 1995, the Company repurchased 7 million shares of its common stock for $169.3 million through a Modified Dutch Auction tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings. The result was an increase in 1996 interest expense of $4 million. In addition, interest income decreased $2.6 million from 1995 as the Company maintained lower cash balances following the share repurchase.

Net income for 1996 was $51.6 million, compared with $50.4 million in 1995. Earnings per share were $1.28 in 1996, compared with $1.11 in 1995. Earnings per share from continuing operations prior to the change in accounting principle, discontinued operations and restructuring charges were $1.28 in 1996 compared with a $1.23 in 1995.

SCHOOL PRODUCTS SEGMENT.
Sales in this segment increased 5.3 percent to $594.9 million in fiscal 1996, compared with $565 million in 1995. Record sales were recorded in the Printing & Publishing ($217.2 million), Jewelry ($166.4 million) and Graduation Products ($138.5 million) businesses in fiscal 1996.

Printing & Publishing produced a record number of yearbook pages in 1996, reflecting success at retaining current accounts and winning new accounts. This business also successfully positioned itself as the preferred yearbook supplier in the industry, based on customer surveys.

In Jewelry, nearly 10 percent more high school rings were sold in 1996 than 1995, and the number of rings sold overall increased nearly 12 percent in 1996. Much of the unit gain resulted from newly repositioned ring programs, including a high school program introduced nationwide in 1996, the second straight year of unit-volume improvement after a 12-year decline.

In Graduation Products, sales growth was driven by an increase in the number of customers who purchased products and by an increase in the average sales dollars per customer.

The Photography business solidified its return to profitability in 1996. Sales were $23.4 million, a 3 percent decline from 1995, due to the loss of a large wholesale dealer and about 50 school accounts. However, initial efforts to build closer ties between Photography and Printing & Publishing resulted in about $1 million in new photography sales in 1996.

Jostens Canada sales were $40.6 million, compared with $41.7 million in 1995. The decline resulted from fewer graduation portrait orders and from a slightly lower percentage of students buying school photo packages. Currency exchange rate fluctuations partially offset the sales decline.

The School Products segment 1996 operating profit was $107.6 million, essentially flat with 1995 levels, despite record sales volumes in its main business lines. Increased selling, general and administrative expenses offset sales increases as the Company invested in marketing materials, business development and pilot projects for new business as well as increased commission rates for class rings and graduation products. Operating profit in 1996 was also impacted by lower gross margins associated with sales volumes shifting to the fourth quarter.

RECOGNITION SEGMENT.
Sales were $100.2 million compared with $100.1 million in 1995.

Operating profit increased 102 percent to $9.5 million in 1996, compared with $4.7 million in 1995. The 1996 operating profit increase reflected successful efforts to simplify work processes, reduce costs and lower the costs associated with carrying slow-moving and excess inventories. Additionally, 1995 operating profit was impacted by charges to establish an environmental reserve and abandon a unique computer system.


FISCAL 1995 COMPARED WITH FISCAL 1994

Sales in fiscal 1995 increased 2 percent from $649.9 million in fiscal 1994. Sales increases in 1995 were fueled by gains in the Company's three largest business lines-- Printing & Publishing, Jewelry and Graduation Products. Prices for the Company's products increased 1 percent from 1994 to 1995, reflecting a continued effort to minimize price increases. Gross margins in 1995 were 52.8 percent up from 51.7 percent in fiscal 1994. The margin improvement resulted from manufacturing efficiencies and cycle-time gains in the School Products segment.

Selling and administrative expenses decreased to $256.8 million from $274.1 million in 1994. As a percentage of sales, selling and administrative expenses were 38.6 percent in 1995 compared with 42.2 percent in 1994. The 1995 decrease was primarily due to cost improvements realized through the Company's reengineering efforts.

The Company's strong cash position at June 30, 1995, eliminated the need for short-term borrowing to meet operational needs. The result was a decrease in interest expense of $1.4 million from fiscal 1994. In addition, interest income increased $2.9 million over fiscal 1994 as the Company maintained higher cash balances and benefited from higher short-term interest rates in fiscal 1995.

Net income for fiscal 1995 was $50.4 million, compared with a loss of $16.2 million in the prior year. Net income in 1995 included an after-tax charge of $.6 million associated with the adoption of SFAS No. 112, Employer's Accounting for Postemployment Benefits, and a net after-tax loss on discontinued operations of $4.9 million. Net income in 1994 included an after-tax restructuring charge of $5.1 million and a net after-tax loss on discontinued operations of $44.1 million.

Earnings per share were $1.11 in 1995, compared with a loss per share of $.36 in 1994. Earnings per share from continuing operations prior to the change in accounting principle, discontinued operations and restructuring charges were $1.23 and $.73 in 1995 and 1994, respectively. The earnings improvement in 1995 reflected the success of efforts to refocus on core businesses, streamline operations and position the Company for future growth.

School Products Segment.
Sales in this segment increased 3 percent to $565 million in fiscal 1995, compared with $546.2 million in fiscal 1994. Record sales were recorded in the Printing and Publishing ($203.1 million) and Graduation Products ($133 million) businesses.

Growth in Printing & Publishing stemmed from successful market research and programs targeted to win new accounts, primarily in high school yearbooks. In Graduation Products, the percentage of students per school who purchased product (buy rates) improved, and the average dollar amount of products purchased by each student increased. In Jewelry, new marketing and pricing initiatives led to increased sales of high school and college class rings.

Photography sales declined to $24.2 million from $27.7 million in 1994. The planned reduction was part of the 1993 restructuring program that included eliminating underperforming dealers and unprofitable accounts, as well as consolidating processing operations from five plants to two.

Jostens Canada sales declined slightly to $41.7 million from $42.3 million in 1994. Canadian dollar sales volume was essentially flat with 1994 levels, with currency exchange rate fluctuations accounting for most of the decline. The business remained steady despite organizational changes and increases in photo processing volume, resulting from the plant consolidation program in the photography business.

The School Products Segment generated stronger operating profit in 1995 through a combination of sales growth and cost improvements. Operating profit was $107.1 million, up 45.7 percent from $73.5 million in 1994, which included charges for changes in estimates of $16.4 million related to inventory, accounts receivable and overdraft reserves.

Recognition Segment.
Sales declined 3 percent to $100.1 million from record 1994 levels due primarily to smaller orders per account.

Operating profit was $4.7 million in 1995 compared to $9.5 million in 1994. The 1995 decrease in operating profit resulted from some erosion in product mix and margins, as well as charges to establish an environmental reserve ($.6 million) and to abandon a unique computer information system ($1.1 million).


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities, short-term borrowings and, in fiscal years 1995 and 1994, net proceeds from the sale of discontinued operations, have been Jostens principal sources of liquidity. Cash generated from these activities has been used primarily for dividends, capital expenditures, repayment of the $50 million medium-term notes in August 1996 and the $169.3 million share repurchase in the first quarter of fiscal 1996.

Operating activities used cash of $6.7 million in the 1996 Transition Period primarily due to increases in inventories ($19.5 million) and other receivables ($12.7 million) combined with decreases in payables for salaries, wages and commissions ($21.8 million) and income taxes ($20.4 million). Offsetting the cash uses was a $38.4 million increase in customer deposits. With the exception of income taxes, the uses of cash reflect the seasonality of the business, evident when comparing the June and December month-end balances. The reduction in income taxes payable results from timing differences on tax payments.

In comparison to the prior year period ended December 31, 1995, the Company used $64 million less cash from operating activities in the 1996 Transition Period. This reduction relates primarily to other liabilities, inventories and customer deposits. Other liabilities declined approximately $31.3 million more in 1995 primarily due to restructuring payments made in 1995 as result of the JLC sale. Seasonal inventory buildups also declined between the 1996 Transition Period and the comparable prior year period by $25.7 million, $16.9 million of which related to the implementation of the new inventory cost accounting system with the remaining $8.8 million tied to improved inventory management. Customer deposits increased $18.2 million more than the prior year period as the Printing and Publishing business successfully accelerated the collection of yearbook deposits.

The decrease in cash provided from operating activities in fiscal 1996 over fiscal 1995 was primarily attributable to decreases in restructuring reserves and retained liabilities related to discontinued operations ($21.5 million) and the pension liability ($8.1 million), along with increases in the levels of accounts receivable ($10.4 million) and inventory ($8.2 million) balances. The accounts receivable increase was driven by sales volumes shifting to the fourth quarter as manufacturing efficiencies enabled the Company to produce products closer to customer-selected delivery dates. The increase in inventory was primarily related to additional raw materials in the cap and gown business in anticipation of a new product offering in fiscal 1997.

The decrease in cash provided from operating activities in fiscal year 1995 over fiscal 1994 was primarily due to decreases in deferred revenues associated with the disposition of JLC ($14.8 million), the pension liability ($5.5 million), restructuring reserves established in prior years ($6.4 million), inventories ($2.4 million) and an increase in accounts receivable ($1.3 million). In addition, 1994 operating cash flows benefited from significant reductions in both accounts receivable ($37 million) and inventories ($26.3 million).

While operating cash flows were sufficient to fund capital expenditures and cash dividends in fiscal years 1995 and 1994, the Company returned to its typical need for seasonal short-term borrowings in fiscal 1996 and the 1996 Transition Period. Because most of the Company's sales volume occurs in quarters ending in December and June, Jostens usually requires interim financing of inventories and receivables. Effective December 20, 1995, the Company terminated its unsecured lines of credit and replaced them with a $150 million, five-year bank credit agreement. Credit available under this bank credit agreement is reduced by commercial paper outstanding. At December 28, 1996, $52.3 million was available under the bank credit agreement as a result of $97.7 million in outstanding borrowings. In addition, the Company had available unsecured demand facilities with three banks totaling $84.7 million at December 28, 1996. These demand facilities are renegotiated periodically based on the anticipated seasonal needs for short-term financing.

Average short-term borrowing was $109 million in the 1996 Transition Period and $54.6 million in the comparable prior year period, $68.4 million in fiscal 1996, zero in fiscal 1995 and $28.6 million in fiscal 1994 with highs of $164 million in the 1996 Transition Period, $127 million in fiscal 1996 and $87 million in fiscal 1994. In fiscal 1995, the Company's strong cash position, which resulted primarily from the net proceeds from the sale of discontinued operations, eliminated the need for short-term borrowing. As planned, short-term financing resumed in fiscal 1996 as the Company returned $169.3 million to shareholders through the September 1995 share repurchase. Long-term debt, including current maturities, as a percentage of total capitalization was 1.8 percent and 21 percent at December 28, 1996 and December 31, 1995, respectively, and 26.5 percent and 16.7 percent at June 30, 1996 and 1995, respectively.

Management believes that cash generated from operating activities together with credit available under the bank credit agreement and demand facilities, will be sufficient to fund planned capital expenditures, dividends and seasonal build-ups of inventories and accounts receivable in 1997.

CAPITAL EXPENDITURES AND PRODUCT DEVELOPMENT

The Company invested $9.9 million in capital expenditures in the 1996 Transition Period, compared with $8.4 million in the comparable prior year period. The largest investments in the 1996 Transition Period were made in the School Products segment to upgrade processes and yearbook printing technology and to enhance certain management information and communication systems. Capital expenditures in fiscal 1996 were $15.4 million compared with $19.1 million in fiscal 1995 and $15.2 million in fiscal 1994. About $25.9 million in capital projects are planned for 1997, including additional investments to upgrade printing and photography technology and replace School Products, Recognition and Corporate management information systems. The projects are expected to be funded internally.


DIVIDENDS

The Company paid $17 million to shareholders in the 1996 Transition Period compared with $18.5 million in the six month period ended December 31, 1995. In fiscal 1996, $35.5 million in cash dividends were paid to shareholders. Dividends declared in the six months ended December 28, 1996 were $.22 per share down from $.44 per share in the comparable prior year period. The decrease during the 1996 Transition Period was due to the timing of declarations. The first quarter dividend of $.22 per share was declared in the second quarter of the six month period ended December 28, 1996 while the second quarter dividend of $.22 per share was declared in January 1997.

The annual dividend was 88 cents per share in fiscal 1996, 1995 and 1994.


COMMITMENTS AND CONTINGENCIES

Environmental. As part of its continuing environmental management program, Jostens is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. As of December 28, 1996, the Company has identified four sites which require further investigation. However, the Company has not been designated as a potentially responsible party at any site.

During the six month period ended December 28, 1996, Jostens adopted the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. The provisions of SOP 96-1 do not differ substantially from the accounting treatment previously followed by the Company. Under SOP 96-1, the Company is required to assess the likelihood that an environmental liability has been incurred and accrue for the best estimate of any loss where the likelihood of incurrence is assessed as probable and the amount can be reasonably estimated. Management has assessed the likelihood that a loss has been incurred at its sites as probable and, based on findings included in a preliminary remediation report received in January 1997, estimates the potential loss to range from $1.7 million to $9.7 million. Based on a review of the remediation alternatives outlined in the report, management believes that the best estimate of the loss is $6.6 million. The Company recorded a charge to operations of $6 million during the six months ended December 28, 1996, to increase the liability for environmental costs to the revised best estimate amount contained in the preliminary remediation report.

While Jostens may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries have been established as of December 28, 1996.

Sales Force. During fiscal 1996, the Company was approached by a group of sales representatives seeking changes in their agreements with Jostens. All of the Company's sales representatives have similar contractual arrangements, and the Company does not anticipate substantial changes to that relationship with the majority of sales representatives.

For approximately 50 representatives who serve the college market, the Company decided to change their contract status from independent sales representatives to Company employees effective July 1, 1997. This change is being made to better enable the Company to address market needs and over time strengthen its position in the market. These representatives' current contracts call for a transition commission, which historically has been paid by the new sales representatives who assumed responsibility for the accounts of the outgoing representative, with the Company acting as a collection agent. Those representatives who agree to become employees of the Company will forgo their right to the transition commission in exchange for participation in a newly created severance plan as well as other employee benefit programs. The Company will record this severance liability ratably over their estimated service period as employees. Those representatives who elect not to become employees will receive future transition payments from the Company in exchange for signing an agreement not to compete. These payments will be provided over the non compete period. Payments in future years relating to the severance plan and transition commissions are estimated to aggregate approximately $9 million which management expects to be partially offset by reduced operating costs. Management believes that this contract change will have positive business results and the associated liabilities will not have a material negative impact during future reporting periods.


DISCONTINUED OPERATIONS

The statements of consolidated operations are presented to reflect the Company's JLC, Wicat Systems and Sportswear businesses as discontinued operations.

In June 1995, Jostens sold its JLC curriculum software subsidiary to a group led by Bain Capital, Inc. for $50 million in cash; a $36 million unsecured, subordinated note maturing in eight years with a stated interest rate of 11 percent; and a separate $4 million note with a stated interest rate of 8.3 percent convertible into 19 percent of the equity of Jostens Learning, subject to dilution in certain events. The notes were recorded at fair value, using an estimated 20 percent discount rate on the $36 million note resulting in a discount of $9.9 million.

As part of the JLC sale, Jostens also agreed to pay $13 million over two years to fund certain JLC existing liabilities; $12.4 million has been paid through December 28, 1996. The remaining $600,000 has been accrued as part of other accrued liabilities.

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

A transaction gain of $11.1 million ($5.8 million after tax) was originally recorded at the time of the JLC sale and deferred in accordance with the Securities and Exchange Commission Staff Accounting

Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity. In the second quarter of fiscal 1996, the deferred gain increased to $17.2 million ($9.7 million after tax) as a result of the sale of Wicat ($5.3 million) and some accrual settlements ($800,000).

In conjunction with JLC's efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. On November 8, 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing on June 29, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and ranged from a 70 percent discount on the face value if redeemed by December 28, 1996, to 40 percent if redeemed by March 31, 2003. The new note was recorded at fair value using an estimated 20 percent discount rate on the $57.2 million note resulting in a discount of $35.1 million. The restructuring had no impact on the net carrying value of Jostens' investment in JLC as the $4 million reduction in the note receivable's carrying value was offset by a corresponding reduction in the deferred gain to $13.2 million ($7.3 million after tax) at December 28, 1996.

The adjusted $13.2 million gain and interest on the notes receivable will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. The deferred gain is presented in the condensed consolidated balance sheet as an offset to notes receivable. The notes receivable balance represents amounts owed by JLC related to the sale of JLC net of a $35.1 million discount and the deferred gain. Despite the equity infusion and restructuring of Jostens interests in JLC, there is no guarantee that JLC will be able to repay the note. JLC has incurred losses in both 1996 and 1995, however, the Company believes that such carrying value is not impaired based on current facts and circumstances.

In fiscal 1994, Jostens also recorded a restructuring charge of $60.9 million ($40.2 million after tax, or 88 cents per share) related to JLC, which has been reclassified as part of discontinued operations. The restructuring charge relating to JLC included $39.1 million to focus its product development, $7.3 million to exit both direct and indirect investments in three ancillary lines of business, $4.1 million to exit the hardware sales and service business, and $10.4 million for work-force reductions.

In January 1994, Jostens sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million in cash. Jostens recognized an $18.5 million gain ($11 million after tax) on the sale, primarily because the Sportswear business had previously been written down by $15 million to its estimated net realizable value.

RESTRUCTURINGS

The Company recorded an $8.5 million restructuring charge ($5.1 million after tax, or 12 cents per share) related to continuing operations in the fourth quarter of fiscal 1994, covering headcount reductions in the general and administrative functions. The Company also recorded a $40.2 million ($25.3 million after tax, or 56 cents per share) charge to continuing operations in 1993 to restructure the Photography business, reduce headcount and write off abandoned receivables. In fiscal 1995, restructuring reserves decreased by $13.4 million to $5.5 million at June 30, 1995, due to payments of $11.1 million and noncash items of $2.3 million. In fiscal 1996, restructuring reserves decreased by $2.8 million to $2.7 million at June 30, 1996, due to payments of $2.4 million and noncash items of $400,000 Restructuring reserves decreased by $1.4 million during the six months ended December 28, 1996, to $1.3 million due to payments of $1 million and noncash items of $400,000.


CHANGES IN ACCOUNTING ESTIMATES

As a result of certain changes in business conditions, the Company conducted a review that concluded at the end of the third quarter of fiscal 1994. That review led the Company to increase reserves for inventories, receivables and overdrafts from independent sales representatives to reflect amounts estimated not to be recoverable, based upon current facts and circumstances. The revised estimates reduced pre-tax income for fiscal 1994 by $16.9 million ($10.1 million after tax, or 22 cents per share).


SUBSEQUENT EVENT

In March 1997, the Company announced the closing of its Porterville, California graduation announcement facility with all operations transferring to the Company's plant in Shelbyville, Tennessee. As a result, the Company will record a pre-tax charge to operations of approximately $3 million during the first quarter of 1997 primarily to accrue for severance and other employee-related costs.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The independent auditors provide an independent review of the financial statements and the fairness of the information presented therein. The Audit Committee of the Board of Directors, comprised solely of outside directors, meets regularly with management, the Company's internal auditors and its' independent auditors to review audit activities, internal controls and other accounting, reporting and financial matters. Both the independent auditors and internal auditors have unrestricted access to the Audit Committee.

/s/Trudy A. Rautio                               /s/Robert C. Buhrmaster
Senior Vice President and                        President and Chief
Chief Financial Officer                          Executive Officer

Minneapolis, Minnesota
January 28, 1997

REPORT OF INDEPENDENT AUDITORS

TO THE STOCKHOLDERS OF JOSTENS INC.:

We have audited the accompanying consolidated balance sheets of Jostens Inc. and subsidiaries as of December 28, 1996, and June 30, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for the six month period ended December 28, 1996 and each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jostens Inc. and subsidiaries as of December 28, 1996 and June 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for the six month period ended December 28, 1996 and each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the notes to the financial statements, the Company changed its method of accounting for postemployment benefits in 1995.

/s/Ernst & Young LLP

Minneapolis, Minnesota
January 28, 1997

Statement of Consolidated Operations -- Jostens Inc. and Subsidiaries

                                                           Six Months Ended
                                                     ------------------------------
                                                                      December 31,                 Years Ended June 30,
                                                      December 28,       1995          -----------------------------------------
(Dollars in thousands, except per-share data)             1996         (Unaudited)       1996             1995            1994
---------------------------------------------        ---------------  -------------    --------        ----------        -------
Net sales                                            $277,118         $263,533         $695,149        $665,099          $649,869
Cost of products sold                                 141,493          119,639          332,212         313,659           313,755
                                                     --------         --------         --------        --------          --------
                                                      135,625          143,894          362,937         351,440           336,114
Selling and administrative expenses                   131,473          116,866          268,135         256,822           274,140
Restructuring charges                                       -                -                -               -             8,500
                                                     --------         --------         --------        --------          --------
Operating income                                        4,152           27,028           94,802          94,618            53,474
Interest income                                           204            1,914            2,080           4,727             1,823
Interest expense                                       (4,330)          (4,390)          (9,403)         (5,452)           (6,803)
                                                     --------         --------         --------        --------          --------
Income from continuing operations before
  income taxes                                             26           24,552           87,479          93,893            48,494
Income taxes                                              829           10,066           35,854          38,027            20,540
                                                     --------         --------         --------        --------          --------
Income (loss) from continuing operations                 (803)          14,486           51,625          55,866            27,954
Discontinued operations
Loss from operations, net of tax                            -                -                -          (4,864)          (55,110)
Gain on sale, net of tax                                    -                -                -               -            10,987
Cumulative effect of changes in accounting
 principle, net of tax                                      -                -                -            (634)                -
                                                     --------         --------         --------        --------          --------
Net income (loss)                                    $   (803)        $ 14,486         $ 51,625        $ 50,368          $(16,169)
                                                     ========         ========         ========        ========          ========
Earnings (loss) per share
Continuing operations                                $  (0.02)        $   0.35         $   1.28        $   1.23          $   0.61
Loss from discontinued operations                           -                -                -           (0.11)            (1.21)
Gain on sale of discontinued operations                     -                -                -               -              0.24
Cumulative effect of changes in accounting
  principle                                                 -                -                -           (0.01)                -
                                                     --------         --------         --------        --------          --------
Net income (loss)                                    $  (0.02)        $   0.35         $   1.28        $   1.11          $  (0.36)
                                                     ========         ========         ========        ========          ========
Weighted average number of shares outstanding          38,660           41,542           40,207          45,494            45,455
                                                     ========         ========         ========        ========          ========

See notes to consolidated financial statements.

Consolidated Balance Sheets - Jostens Inc. and Subsidiaries


                                                                                             DECEMBER 31,         JUNE 30
                                                                               DECEMBER 28,      1995     --------------------------
(Dollars in thousands, except per-share data)                                     1996       (UNAUDITED)     1996        1995
------------------------------------------------------------------------------------------------------------------------------------


ASSETS

Current assets

Cash and short-term investments                                                  $       -   $     422   $  13,307    $ 173,469

Accounts receivable, net of allowance of $6,884, $9,020, $5,966 and
 $9,049, respectively                                                              107,314     100,905     130,159      124,392

Inventories   Finished products                                                     34,111      28,369      20,147       17,079
              Work-in-process                                                       17,688      51,773      29,175       26,928
              Materials and supplies                                                46,694      36,454      29,646       27,387
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    98,493     116,596      78,968       71,394

Deferred income taxes                                                               14,928      17,845      14,832       17,845

Prepaid expenses                                                                     2,189       3,192       1,833        2,869

Other receivables, net of allowance of $7,344, $7,133, $6,545 and
 $6,176, respectively                                                               24,893      26,204      12,241       12,399
------------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                               247,817     265,164     251,339      402,368
------------------------------------------------------------------------------------------------------------------------------------

Other assets

Intangibles, net                                                                    27,264      30,141      28,332       30,915

Note receivable, net of $35,044, $9,900, $9,900 and $9,900 discount and
$13,181, $17,175, $17,175 and $11,131 deferred gain, respectively                   12,925      12,925      12,925       18,969


Noncurrent deferred income taxes                                                    11,393      15,590      11,374       15,590

Other                                                                               14,166      16,139      12,967       12,301
------------------------------------------------------------------------------------------------------------------------------------

Total other assets                                                                  65,748      74,795      65,597       77,775
------------------------------------------------------------------------------------------------------------------------------------

Property and equipment

Land                                                                                 5,104       5,260       5,260        5,260

Buildings                                                                           36,868      38,671      38,026       38,253

Machinery and equipment                                                            168,953     157,496     144,965      141,043
------------------------------------------------------------------------------------------------------------------------------------

                                                                                   210,925     201,427     188,251      184,556

Accumulated depreciation and amortization                                         (143,282)   (128,901)   (121,214)    (116,731)
------------------------------------------------------------------------------------------------------------------------------------

Total property and equipment, net                                                   67,643      72,526      67,037       67,825
------------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $ 381,208   $ 412,485   $ 383,974    $ 547,968
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

Consolidated Balance Sheets - Jostens Inc. and Subsidiaries



                                                                                                 December 31,       June 30,
                                                                                   December 28,     1995       ---------------------
                                                                                       1996      (Unaudited)      1996       1995
------------------------------------------------------------------------------------------------------------------------------------


Liabilities and shareholders' investment

Current liabilities

Notes payable                                                                           $ 97,707     $ 92,332 $ 27,587     $   -

Current maturities on long-term debt                                                           -       50,000   50,025       355

Accounts payable                                                                          14,913       11,897   16,276    17,624

Salaries, wages and commissions                                                           32,583       29,615   54,303    52,544

Customer deposits                                                                         76,034       56,574   37,608    36,367

Income taxes                                                                               6,938       16,968   27,322    35,372

Dividends payable                                                                              -            -    8,505    10,005

Other accrued liabilities                                                                 14,933       23,442   20,837    43,820
------------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                243,108      280,828  242,463   196,087

Long-term debt - less current maturities                                                   3,881        3,899    3,874    53,899

Accrued pension costs                                                                      3,825        5,808    4,621    12,578

Other non-current liabilities                                                             17,781       11,933   11,215    14,791
------------------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                        268,595      302,468  262,173   277,355

Commitments and contingencies                                                                  -            -        -         -

Shareholders' investment

Preferred shares, $1.00 par value: authorized 4,000 shares, none issued                        -            -        -         -

Common shares, $.33 1/3 par value: authorized 100,000 shares,
       Issued December 28, 1996 - 38,665;  December 31, 1995 - 38,593;
       June 30, 1996 - 38,653; June 30, 1995 - 45,482                                     12,888       12,864   12,884    15,160

Capital surplus                                                                            1,480          879    1,316   154,410

Retained earnings                                                                        101,567       99,365  110,872   105,213

Foreign currency translation adjustment                                                   (3,322)      (3,091)  (3,271)   (4,170)
------------------------------------------------------------------------------------------------------------------------------------

Total shareholders' investment                                                           112,613      110,017  121,801   270,613
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        $381,208     $412,485 $383,974  $547,968
====================================================================================================================================



See notes to consolidated financial statements

Statements of Consolidated Cash Flows - Jostens Inc. and Subsidiaries



(Dollars in thousands)
                                                                       Six Months Ended
                                                                ----------------------------
Operating activities                                                           December 31,                Years Ended June 30,
                                                                December 28,      1995                 -----------------------------
                                                                   1996        (Unaudited)               1996      1995      1994
------------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                 $    (803)    $  14,486            $  51,625  $ 50,368  $(16,169)

Depreciation                                                          8,992         8,032               14,999    18,357    19,157

Amortization                                                            942           774                1,558     9,982    19,770

Noncash restructuring charges                                             -             -                    -         -    27,333

Deferred income taxes                                                  (115)            -                7,229       607   (21,254)

Gain on sale of discontinued operations                                   -             -                    -         -   (10,987)

Changes in assets and liabilities, net of effects from sale of discontinued operations:

          Accounts receivable                                        22,845        23,487              (10,401)   (1,303)   37,000

          Inventories                                               (19,525)      (45,202)              (8,157)    2,436    26,333

          Prepaid expenses                                             (356)         (323)                 993       434     4,577

          Accounts payable                                           (1,363)       (5,727)                 460   (11,009)  (19,396)

          Other                                                     (17,284)      (66,176)             (29,431)   11,070    58,747
------------------------------------------------------------------------------------------------------------------------------------

                                                                     (6,668)      (70,649)              28,875    80,942   125,111
------------------------------------------------------------------------------------------------------------------------------------

Investing activities

Capital expenditures                                                 (9,898)       (8,406)             (15,371)  (19,142)  (15,202)

Software development costs                                                -             -                    -    (9,560)  (19,437)

Other                                                                     -             -                    -     4,074      (144)

Net proceeds from sale of discontinued operations                         -             -                1,813    49,471    43,808
------------------------------------------------------------------------------------------------------------------------------------

                                                                     (9,898)       (8,406)             (13,558)   24,843     9,025
------------------------------------------------------------------------------------------------------------------------------------

Financing activities

Cash dividends                                                      (17,011)      (18,512)             (35,515)  (40,000)  (39,999)

Exercise of stock options                                               168         1,520                2,136       225       702

Increase in notes payable                                            70,120        92,332               27,587         -         -

Reduction in long-term debt                                         (50,018)            -                 (355)     (368)     (576)

Share repurchase                                                          -      (169,332)            (169,332)        -         -
------------------------------------------------------------------------------------------------------------------------------------

                                                                      3,259       (93,992)            (175,479)  (40,143)  (39,873)
------------------------------------------------------------------------------------------------------------------------------------

Change in cash and short-term investments                           (13,307)     (173,047)            (160,162)   65,642    94,263

Cash and short-term investments, beginning of period                 13,307       173,469              173,469   107,827    13,564
------------------------------------------------------------------------------------------------------------------------------------

Cash and short-term investments, end of period                    $       -     $     422            $  13,307  $173,469  $107,827
====================================================================================================================================



See notes to consolidated financial statements


Statements of Consolidated Changes in Shareholders' Investment -- Jostens Inc. and Subsidiaries

                                                                                                     Foreign
                                                       Common Shares                                 Currency
                                                 ------------------------      Capital   Retained   Translation
(Dollars in thousands, except per-share data)        Number     Amount         Surplus   Earnings    Adjustment
---------------------------------------------------------------------------------------------------------------
Balance - June 30, 1993                           $  45,425   $  15,142     $  152,312  $ 151,013     $ (2,749)

Stock options and restricted stock - net                 57          18            684

Net loss                                                                                  (16,169)

Cash dividends declared of $.88 per share                                                 (39,999)

Change in cumulative translation adjustment                                                             (1,681)

Adjustment in minimum pension liability                                                    (1,990)
---------------------------------------------------------------------------------------------------------------
Balance - June 30, 1994                              45,482      15,160        152,996     92,855       (4,430)

Stock options and restricted stock - net                                         1,414

Net income                                                                                 50,368

Cash dividends declared of $.88 per share                                                 (40,000)

Change in cumulative translation adjustment                                                                260

Adjustment in minimum pension liability                                                     1,990
---------------------------------------------------------------------------------------------------------------
Balance - June 30, 1995                              45,482      15,160        154,410    105,213       (4,170)

Stock options and restricted stock - net                182          61          1,903

Share repurchase                                     (7,011)     (2,337)      (155,168)   (11,827)

Net income                                                                                 51,625

Cash dividends declared of $.88 per share                                                 (34,015)

Tax benefit of stock options                                                       171

Change in cumulative translation adjustment                                                                899

Adjustment in minimum pension liability                                                      (124)
---------------------------------------------------------------------------------------------------------------
Balance - June 30, 1996                              38,653      12,884          1,316    110,872       (3,271)

Stock options and restricted stock - net                 12           4            164

Net loss                                                                                     (803)

Cash dividends declared of $.22 per share                                                  (8,506)

Change in cumulative translation adjustment                                                                (51)

Adjustment in minimum pension liability                                                         4
---------------------------------------------------------------------------------------------------------------
Balance - December 28, 1996                      $   38,665   $  12,888     $    1,480  $ 101,567     $ (3,322)
===============================================================================================================

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Jostens Inc. and Subsidiaries

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Overview. Jostens Inc. is a provider of products and services that help people recognize achievement and affiliation throughout their lives. The Company's products include yearbooks, class rings, graduation products, school photography and service and achievement awards for businesses.

Fiscal Year. In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31 effective December 29, 1996, to enable better planning and internal management of its businesses. The Company's Consolidated Financial Statements and Notes thereto include the Company's results of operations and cash flows for the six month periods from July 1 through December 28, 1996 and July 1, 1995 through December 31, 1995, as well as the results of operations and cash flows based on the Company's previous fiscal years ended June 30, 1996, 1995 and 1994. All information related to the six month period from July 1, 1995 through December 31, 1995 is unaudited.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the allowance for uncollectible receivables, inventory reserves, sales returns, warranty costs, environmental reserves and deferred income tax valuations.

Cash, Short-term Investments and Cash Flows. For purposes of reporting cash flows, cash and short-term investments include cash on hand, time deposits and commercial paper. Short-term investments have an original maturity of three months or less and are considered cash equivalents. All investments in debt securities have an original maturity of three months or less and are considered to be held to maturity. The short-term securities are carried at amortized cost, which approximates fair value, and totaled $2.6 million and $161.1 million at June 30, 1996 and 1995, respectively. Total cash payments for income taxes were $22.1 million in the six months ended December 28, 1996 and $34.3, $15.1 and $8.9 million in fiscal years 1996, 1995 and 1994, respectively. Total payments for interest were $3.2 million in the six months ended December 28, 1996, and $8.7 million, $4.2 million and $5.9 million in fiscal years 1996, 1995 and 1994, respectively.

Inventories and Cost of Products Sold. The Company implemented a new inventory cost accounting system in July 1996 which provides more precise, detailed performance information by product within each line. The new system results in a more accurate valuation of inventories and recording of cost of products sold during the individual quarters, consistent with the manner used to value inventory at previous June year ends. The use of this more precise information will have no effect on annual results. However, cost of products sold reported during the six months ended December 28, 1996 was higher than that which would have been reported using the prior method, with an equivalent positive effect expected in the six months ending June 30, 1997. The new inventory cost accounting system contributed to an estimated $16.9 million increase in cost of products sold and an estimated $.26 decline in earnings per share for the six months ended December 28, 1996.

Gold and certain other inventories aggregating $3.8, $2.7 and $2.6 million at December 28, 1996 and June 30, 1996 and 1995, respectively, are stated at the lower of last-in, first-out (LIFO) cost or market, and are $15, $14.7 and $14.8 million lower in the respective periods than such inventories determined under the lower of first-in, first-out (FIFO) cost or market. All other inventories are stated at the lower of FIFO cost or market.

Inventory Obsolescence. The Company's policy is to employ a systematic methodology that includes quarterly evaluations of inventory, based upon business trends, to specifically identify obsolete, slow-moving and nonsalable inventory. Inventory reserves are evaluated periodically to ensure they continually reflect current business strategies and trends.

Intangibles. Intangibles primarily represent the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and are amortized over various periods of up to 40 years. Accumulated amortization at December 28, 1996 and June 30, 1996 and 1995, was $17, $16.1 and $14.5
million, respectively. The carrying value of intangible assets is assessed periodically or more often when factors indicating an impairment are present. The Company employs an undiscounted cash flow method of assessment for these assets. The intangible balance also includes the intangible asset related to additional minimum pension liability of $1.6, $1.7 and $2.7 million at December 28, 1996 and June 30, 1996 and 1995, respectively.

Property and Equipment. Property and equipment are carried at cost.
Depreciation and amortization on buildings, machinery and equipment and purchased software, including software implementation costs, is provided principally on the straight-line method for financial reporting purposes over their estimated useful lives: buildings, 15 to 40 years; machinery and equipment, three to 10 years; purchased software, two to five years. Depreciation and amortization expense charged to continuing operations was $9.9 million and $8.8 million in the six month periods ended December 28, 1996 and December 31, 1995, respectively and $15 million, $13.6 million and $13.3 million in fiscal years 1996, 1995 and 1994, respectively. The carrying value of property, equipment and purchased software is assessed when circumstances indicate that their carrying value may be impaired or not recoverable. The Company determines such impairment by measuring undiscounted future cash flows. If an impairment is present, the assets are reported at the lower of carrying value or fair value.

Beginning in fiscal 1996, the Company capitalized certain software implementation costs. Prior to fiscal 1996, such costs were not significant. Implementation costs are expensed until the Company has determined that the software will result in probable future economic benefits and management has committed to funding the project. Thereafter, all direct implementation costs and purchased software costs are capitalized and amortized using the straight-line method over the remaining estimated useful lives, not exceeding five years.

Income Taxes. The Company records income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This statement requires the use of the asset and liability method of accounting for income taxes. Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

Sales, Sales Returns and Warranty Costs. Sales are recognized at the date of product shipment. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information adjusted for current trends.

Foreign Currency. The Company enters into foreign currency forward contracts to hedge purchases of inventory in foreign currency. The purpose of these hedging activities is to protect the Company from the risk that inventory purchases denominated in foreign currency will be adversely affected by changes in foreign currency rates. All contracts the Company had at December 28, 1996 mature within one year and are held for purposes other than trading. The amount of contracts outstanding at December 28, 1996 and June 30, 1996 and 1995, were $4, $9.1 and $0.1 million, respectively. The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange forward contracts. Jostens does not anticipate nonperformance by any of these counterparties. The amount of this credit exposure is generally limited to unrealized gains on the contracts. At December 28, 1996 and June 30, 1996 and 1995, there were no material unrealized gains or losses on outstanding foreign currency forward contracts.

Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in a separate component of shareholders' investment. Realized and unrealized gains and losses on foreign currency forward contracts used to purchase inventory with no firm purchase commitments are recognized currently in net income because they do not qualify as hedges for accounting purposes. Realized and unrealized gains and losses on forward contracts used to purchase inventory for which the Company has firm purchase commitments qualify as accounting hedges and are therefore deferred and recognized in income when the inventory is sold.

Earnings (Loss) Per Common Share. Earnings (loss) per share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon the exercise of dilutive stock options is not material. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Company will adopt SFAS No. 128 in the fourth quarter of 1997 as required by the pronouncement. Management does not expect the adoption of SFAS No. 128 will have a material impact on its' future computations of earnings per share.

Postemployment Benefits. In the first quarter of fiscal 1995, the Company adopted SFAS No. 112, Employers' Accounting for Postemployment Benefits. Adopting this statement resulted in a $1.1 million ($600,000 after tax) charge to operations.

Reclassification. Certain December 1995 and fiscal 1996 and 1995 balances have been reclassified to conform to the December 1996 presentation.

LONG-TERM DEBT AND OTHER BORROWINGS
Long-term debt consisted of the following:


                                                                 JUNE 30,
                                          DECEMBER 28,        ----------------
(Dollars in thousands)                       1996             1996        1995
------------------------------------------------------------------------------
Medium-term notes, repaid in August 1996
 with proceeds from commercial paper
 borrowings, plus interest at 8.02%         $      -    $   50,000   $  50,000
6.75% revenue bonds, covering general
offices, due in January 2004                   3,600         3,600       3,600
Other                                            281           299         654
------------------------------------------------------------------------------
                                               3,881        53,899      54,254
Less current maturities                            -        50,025         355
------------------------------------------------------------------------------
                                            $  3,881    $    3,874   $  53,899
==============================================================================

Annual maturities on long-term debt are zero in 1998 to 2001 and $3.8 million thereafter. The fair value of long-term debt at December 28, 1996 and June 30, 1996 and 1995, approximated the carrying value and is estimated based on the quoted market prices for comparable instruments.

Effective December 20, 1995, the Company terminated its unsecured lines of credit and replaced them with a $150 million, five-year bank credit agreement. Annual fees and interest on borrowings are based on the Company's long-term debt rating or the commercial paper rating, if the Company ceases, at any time, to have a long-term debt rating. Annual fees range from 0.075 percent to 0.15 percent of the commitment. Under the restrictive covenants of the agreement, the Company must maintain a minimum interest coverage ratio and net worth (as defined in the agreement). Credit available under the Company's $150 million bank credit agreement, which expires in December 2000, is reduced by commercial paper outstanding. At December 28, 1996, $52.3 million was available under the bank credit agreement.

Amounts related to the Company's commercial paper program are summarized as follows:

                                               SIX MONTHS            YEAR
                                                 ENDED               ENDED
                                              DECEMBER 28,          JUNE 30,
(Dollars in millions)                             1996               1996
------------------------------------------------------------------------------
Balance at end of period                      $     97.7            $    27.6
Weighted average interest rate                      6.0%                 5.6%
Maximum outstanding during the period         $    164.0            $   127.0
Average borrowing level during the period     $    109.0            $    68.4
==============================================================================

Commercial paper outstanding is due within 90 days and is included in notes payable in the consolidated balance sheets. There were no short-term borrowings in fiscal year 1995.

In addition, the Company had available at December 28, 1996, unsecured demand facilities with three banks totaling $84.7 million. Such credit arrangements are renegotiated periodically based on the anticipated seasonal needs for short-term financing.

In April of 1996, the Company entered into a one-year interest rate swap which commenced on July 8, 1996. Under terms of the agreement, the Company pays interest at a rate of 5.962 percent and receives interest weekly at a floating rate equal to the seven-day U.S. commercial paper rate. The interest rate swap agreement effectively converts variable rate obligations to a fixed rate basis in order to reduce the impact of interest rate changes on the Company's debt. The agreement involves the exchange of fixed or floating rate interest payments without the exchange of the underlying notional amount. The notional amount of the agreement changes on a weekly basis based on the Company's planned borrowing needs and ranges from $4 million to $146.5 million. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. There were no material deferred gains or losses outstanding on the contract as of December 28, 1996.

INCOME TAXES

Income (loss) from continuing operations before taxes, discontinued operations and changes in accounting principle are as follows:




                              SIX MONTHS
                                ENDED                  YEARS ENDED JUNE 30,
                              DECEMBER 28,          ----------------------------
(Dollars in thousands)           1996                 1996     1995     1994
--------------------------------------------------------------------------------
Domestic                       $(3,585)              $82,818  $87,009  $42,095
Foreign                          3,611                 4,661    6,884    6,399
--------------------------------------------------------------------------------
                              $     26               $87,479  $93,893  $48,494
================================================================================


The components of the provision for income taxes attributable to earnings from continuing operations are as follows:


                          SIX MONTHS
                            ENDED                   YEARS ENDED JUNE 30,
                          DECEMBER 28,      ------------------------------------
(Dollars in thousands)        1996            1996          1995       1994
--------------------------------------------------------------------------------

Federal                      $   -         $ 21,425       $ 23,272  $ 18,710
State                            -            5,385          5,198     3,883
Foreign                        948            2,041          3,518     2,603
--------------------------------------------------------------------------------

                               948           28,851         31,988    25,196
Deferred                      (119)           7,003          6,039    (4,656)
--------------------------------------------------------------------------------

                             $ 829         $ 35,854       $ 38,027  $ 20,540
================================================================================

The following summarizes the differences between income taxes computed at the U.S. statutory rate and income tax expense from continuing operations for financial reporting purposes:

                                  SIX MONTHS
                                    ENDED                    YEARS ENDED JUNE 30,
                                  DECEMBER 28,            ---------------------------
(Dollars in thousands)               1996                  1996      1995      1994
--------------------------------------------------------------------------------------
Tax at U.S. statutory rate         $      9             $ 30,618   $ 32,862   $ 16,973

State income taxes,
net of federal income
tax benefit                             (84)               4,012      3,682      2,455

All other, net                          904                1,224      1,483      1,112
--------------------------------------------------------------------------------------
                                   $    829             $ 35,854   $ 38,027   $ 20,540
======================================================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets as of December 28, 1996 and June 30, 1996 and 1995, were as follows:

                                                                                                                 JUNE 30,
                                                                                        DECEMBER 28,     -------------------------
(Dollars in thousands)                                                                     1996           1996            1995
----------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES
Tax over book depreciation                                                              $  (4,507)     $  (4,595)     $  (4,119)
Discount on note receivable                                                                (1,920)             -              -
Other, net                                                                                 (4,381)        (4,175)        (3,694)
----------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX LIABILITIES                                                                  (10,808)        (8,770)        (7,813)
----------------------------------------------------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Restructuring charges                                                                       2,718          2,524          3,694
Net operating loss and tax credit carryforwards of acquired companies                       3,992          3,992          6,412
Other operating loss carryforwards                                                          7,044              -              -
Foreign tax credit carryforwards                                                            3,803          3,803              -
Allowance for doubtful accounts                                                             3,155          3,016          4,657
Sales representatives' overdraft reserve                                                    2,256          2,165          2,389
Sales returns and allowances                                                                2,347          3,040          2,929
Postretirement benefits                                                                     3,177          3,115          3,200
Pension plans                                                                                 634            677          3,228
Deferred gain on sale of Jostens Learning                                                   5,908          7,486          5,330
Discount on note receivable                                                                     -          3,950          3,950
Reserves for discontinued operations                                                            -              -          2,156
Other, net                                                                                  8,015          7,128          5,420
----------------------------------------------------------------------------------------------------------------------------------
                                                                                           43,049         40,896         43,365

Valuation allowance                                                                        (5,920)        (5,920)        (2,117)

----------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets                                                                        37,129         34,976         41,248
----------------------------------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                                  $  26,321      $  26,206      $  33,435
==================================================================================================================================

At December 28, 1996 the Company had net operating loss (NOL) carryforwards from business acquisitions of $8.2 million for Federal income tax purposes that expire in the years 1998 through 2002. A majority of the deferred tax asset related to these NOL's is reserved for in the Company's valuation allowance at December 28, 1996. The Company also had a net operating loss of approximately $16.7 million for the six month period ending December 28, 1996, which will expire in the year 2011. As a condition to granting Jostens permission to change its accounting period, the IRS requires that any NOL incurred in the period of change be deducted ratably over the six succeeding taxable years. Based on historical profitability levels as well as projected income levels in future years, management expects the benefit of this NOL to be realized prior to its expiration. The Company also had investment, research and experimentation, and foreign tax credit carryforwards of $4.9 million that expire in the years 1997 to 2000. The investment and research and experimentation credits of $.1 million will expire in 1997. Foreign tax credits of $3.8 million at December 28, 1996, and June 30, 1996, have been fully reserved.

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

The components of pension cost and the funded status are as follows:

                                     SIX MONTHS
                                       ENDED           YEARS ENDED JUNE 30,
                                     DECEMBER 28,   ---------------------------
(Dollars in thousands)                  1996         1996      1995       1994
-------------------------------------------------------------------------------
Service cost                         $   1,899   $  3,459  $  3,366   $  3,254
Interest on projected benefit
 obligation                              4,061      7,737     7,447      6,925
Return on assets:
 Actual loss (gain)                     (5,910)   (28,589)   (7,556)       326
 Deferred                                  479     18,830      (262)    (6,978)
Amortization                                28        137       243       (359)
-------------------------------------------------------------------------------
Pension Cost                         $     557   $  1,574  $  3,238   $  3,168
===============================================================================

The funded status of the Company's pension plans based on valuations as of March 31 for fiscal 1996 and 1995, and September 30 for the period ended December 28, 1996 are as follows:

                                                                                        December 28, 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                           Plans whose assets           Plans whose accrued
                                                                        exceed accrued benefits        benefits exceed assets
--------------------------------------------------------------------------------------------------------------------------------
Vested benefit obligation                                               $            81,833           $         15,710
Accumulated benefit obligation                                                       85,537                     16,435
Projected benefit obligation                                                         93,270                     17,430
Fair value of plan assets                                                           125,857                          -

Plan assets in excess of (less than) projected benefit obligation                    32,587                    (17,430)
Unrecognized net (gain) loss                                                        (22,966)                     1,019
Unrecognized prior service cost                                                       9,132                      1,568
Unrecognized net (asset) obligation at transition                                    (6,078)                       110
Adjustment required to recognize minimum liability                                        -                     (1,767)
--------------------------------------------------------------------------------------------------------------------------------
Net Pension Asset (Liability) in Consolidated Balance Sheets            $            12,675           $        (16,500)
================================================================================================================================
                                                                                            June 30, 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                                           Plans whose assets           Plans whose accrued
                                                                        exceed accrued benefits        benefits exceed assets
--------------------------------------------------------------------------------------------------------------------------------
Vested benefit obligation                                               $            79,242           $         15,570
Accumulated benefit obligation                                                       82,838                     16,288
Projected benefit obligation                                                         90,331                     17,274
Fair value of plan assets                                                           121,560                          -

Plan assets in excess of (less than) projected benefit obligation                    31,229                    (17,274)
Unrecognized net (gain) loss                                                        (22,810)                     1,022
Unrecognized prior service cost                                                       9,835                      1,660
Unrecognized net (asset) obligation at transition                                    (6,532)                       118
Adjustment required to recognize minimum liability                                        -                     (1,869)
--------------------------------------------------------------------------------------------------------------------------------
Net Pension Asset (Liability) in Consolidated Balance Sheets            $            11,722           $        (16,343)
================================================================================================================================
                                                                                            June 30, 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                                           Plans whose assets           Plans whose accrued
                                                                        exceed accrued benefits        benefits exceed assets
--------------------------------------------------------------------------------------------------------------------------------
Vested benefit obligation                                               $            64,047           $         24,661
Accumulated benefit obligation                                                       67,818                     25,869
Projected benefit obligation                                                         75,285                     27,425
Fair value of plan assets                                                            81,635                      9,777

Plan assets in excess of (less than) projected benefit obligation                     6,350                    (17,648)
Unrecognized net (gain) loss                                                         (5,460)                     1,339
Unrecognized prior service cost                                                       9,486                      3,348
Unrecognized net (asset) at transition                                               (6,796)                      (513)
Adjustment required to recognize minimum liability                                        -                     (2,684)
--------------------------------------------------------------------------------------------------------------------------------
Net Pension Asset (Liability) in Consolidated Balance Sheets            $             3,580           $        (16,158)
================================================================================================================================

Plan assets consist primarily of corporate equity as well as corporate and U.S. government debt, and real estate. Corporate equity investments include the fair value of the Company's common stock of $4.5 million at December 28, 1996 and $4.2 million at June 30, 1996 and 1995, respectively.

The assumptions used in determining the components of pension cost and the funded status were as follows:

                                    SIX MONTHS
                                      ENDED          YEARS ENDED JUNE 30,
                                   DECEMBER 28,   -----------------------------
                                       1996       1996       1995       1994
-------------------------------------------------------------------------------
Weighted average discount rates        7.75%      7.75%      8.00%      7.50%
Rates of increase in compensation      5.00%      5.00%      5.00%      5.00%
Expected rate of return on assets     10.00%     10.00%      8.75%      8.00%
-------------------------------------------------------------------------------

In conjunction with the 1994 divestiture of Sportswear, accrued benefits under the applicable defined-benefit pension plans were frozen and active participants became fully vested. The plans' trustee will continue to maintain and invest plan assets and will administer benefit payments. In accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans, a curtailment loss of $700,000 was included in the gain on the sale of Sportswear.

The Company's retirement savings plan, which covers substantially all nonunion employees, provides for a matching contribution by the Company on amounts, limited to 6 percent of compensation, contributed by employees. The Company's contribution, in the form of Jostens common shares purchased in the open market, was $1.1 million for the six month period ended December 28, 1996 and $2.4 million for each of the three fiscal years ended June 30, 1996, 1995 and 1994, representing 50 percent of eligible employee contributions.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Jostens provides medical insurance benefits for substantially all retirees. Employees who retired prior to June 30, 1993, pay medical contributions at an amount either frozen at retirement or at a fixed percentage of the plan costs prior to age 65. Employees retiring after that date receive only a fixed dollar contribution toward coverage prior to age 65. The fixed dollar contribution is based on vested service at retirement and is not projected to increase in the future.

Postretirement benefit cost included the following components:

                                       SIX MONTHS
                                         ENDED          YEARS ENDED JUNE 30,
                                      DECEMBER 28,   --------------------------
(Dollars in thousands)                    1996       1996       1995       1994
-------------------------------------------------------------------------------
Service cost of benefits earned         $    30    $   72     $   75     $   77
Interest cost of benefit obligation         185       450        463        466
Amortization of net (gain) from
 earlier periods                            (57)      (34)      (471)         0
Amortization of unrecognized prior
 service cost                                (4)       (7)        (7)        (7)
--------------------------------------------------------------------------------
Postretirement Benefit Cost             $   154    $  481     $   60     $  536
================================================================================

The status of the Company's postretirement benefit plans based on valuations as of March 31 for fiscal 1996 and 1995, and September 30 for the period ended December 28, 1996 are as follows:

                                                                JUNE 30,
                                           DECEMBER 28,   --------------------
(Dollars in thousands)                        1996         1996        1995
------------------------------------------------------------------------------
Retirees                                   $   4,021    $  3,957    $  5,009
Fully eligible active participants                86          85          82
Other active participants                        957         942         959
------------------------------------------------------------------------------
                                               5,064       4,984        6,050
Unrecognized prior service cost                   73          76           84
Unrecognized net gain                          1,914       1,971          884
------------------------------------------------------------------------------
Accumulated Postretirement Benefit
 Obligations                               $   7,051    $  7,031    $   7,018
==============================================================================

The assumptions used in determining the benefit obligation in the six month period ended December 28, 1996 included a medical plan cost trend rate of 10 percent, declining to 6 percent in the year 2002, and weighted average discount rate of 7.75 percent. Fiscal 1996 assumptions included a medical plan cost trend rate of 12 percent, declining to 6 percent in the year 2002, and weighted average discount rate of 7.75 percent. Fiscal 1995 assumptions included a medical plan cost trend rate of 13.4 percent, declining to 7.9 percent in the year 2000, and a weighted average discount rate of 8 percent. Fiscal 1994 assumptions included a medical plan cost trend rate of 14.5 percent declining to
7.9 percent in the year 2000, and weighted average discount rate of 7.5 percent. A one-percentage-point increase in the assumed health care cost trend rates for each future year increases the accumulated postretirement benefit obligation for health care benefits by approximately $300,000 with minimal impact on interest cost and no impact on service cost, since benefits for future retirees are defined-dollar benefits unrelated to health care benefits. Unrecognized net gains or losses in excess of 10 percent of the accumulated postretirement benefit obligation are amortized over the average remaining service period of active plan participants.

COMMITMENTS AND CONTINGENCIES

The Company's noncancelable minimum rental commitments for facilities and equipment are $4.6 million in 1997, $2.1 million in 1998, $1.1 million in 1999, $600,000 in 2000, $200,000 in 2001 and $100,000 thereafter. Operating lease rental expenses were $3.2 million in the six month period ended December 28, 1996, $6.3 million in fiscal 1996, $6.3 million in fiscal 1995 and $6 million in fiscal 1994.

Jostens has forward contracts of $19.9 million for commitments to purchase 49,283 ounces of gold that mature at various times in 1997 with prices ranging from $372 to $414 per ounce. Jostens is a party to litigation arising in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on the Company's results of operations and financial position, if any, for the disposition of these matters will not be material.

As part of its continuing environmental management program, Jostens is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. As of December 28, 1996, the Company has identified four sites which require further investigation. However, the Company has not been designated as a potentially responsible party at any site.

During the six month period ended December 28, 1996, Jostens adopted the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. The provisions of SOP 96-1 do not differ substantially from the accounting treatment previously followed by the Company. Under SOP 96-1, the Company is required to assess the likelihood that an environmental liability has been incurred and accrue for the best estimate of any loss where the likelihood of incurrence is assessed as probable and the amount can be reasonably estimated. Management has assessed the likelihood that a loss has been incurred at its sites as probable and, based on findings included in a preliminary remediation report received in January 1997, estimates the potential loss to range from $1.7 million to $9.7 million. Based on a review of the remediation alternatives outlined in the report, management believes that the best estimate of the loss is $6.6 million. The Company recorded a charge to operations of $6 million during the six months ended December 28, 1996, to increase the liability for environmental costs to the revised best estimate amount contained in the preliminary remediation report. The current portion of this liability ($600,000) is included with "other accrued liabilities" on the consolidated balance sheet while the long-term portion ($6 million) is included with "other noncurrent liabilities".

While Jostens may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries have been established as of December 28, 1996.

During fiscal 1996, the Company was approached by a group of sales representatives seeking changes in their agreements with Jostens. All of the Company's sales representatives have similar contractual arrangements, and the Company does not anticipate substantial changes to that relationship with the majority of sales representatives.

For approximately 50 representatives who serve the college market, the Company decided to change their contract status from independent sales representatives to Company employees effective July 1, 1997. These representatives' current contracts call for a transition commission, which historically has been paid by the new sales representatives who assumed responsibility for the accounts of the outgoing representative, with the Company acting as a collection agent. Those representatives who agree to become employees of the Company will forgo their right to the transition commission in exchange for participation in a newly created severance plan as well as other employee benefit programs. The Company will record this severance liability ratably over the estimated service period as employees. Those representatives who elect not to become employees will receive future transition payments from the Company in exchange for signing an agreement not to compete. These payments will be provided over the non compete period. Payments in future years relating to the severance plan and transition commissions are estimated to aggregate approximately $9 million.

SHAREHOLDERS' INVESTMENT

Share Repurchase. In September 1995, the Company repurchased 7,011,108 shares of its common stock, the maximum number of shares allowable for purchase for $169.3 million, through a Modified Dutch Auction tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings.

Stock Options and Restricted Stock. Under stock option plans, the Company has granted options to key employees to purchase common shares of the Company at 100 percent of the market price on the dates the options are granted. One plan also provides for increases in the number of shares available for future grants equal to one percent of the outstanding common shares on July 1 of each year through July 1, 2002. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options and long-term management incentive plans, which are described below. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's stock option and long-term management incentive plans been determined based on fair value at the grant dates for awards under those plans consistent with the method of Financial Accounting Standards Board SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                      SIX MONTHS
                                   ENDED DECEMBER 28,     YEAR ENDED JUNE 30,
(Dollars in thousands)                   1996                    1996
-------------------------------------------------------------------------------
Net income          As reported       $   (803)               $  51,625
                    Pro forma         $   (905)               $  51,500

Earnings per share  As reported       $  (0.02)               $    1.28
                    Pro forma         $  (0.02)               $    1.28
===============================================================================

The pro-forma amounts indicated above reflect the amortization to expense of the estimated fair value of the stock awards over the awards' vesting period. The effects of applying the fair value method of measuring compensation expense for the six months ended December 28, 1996 and fiscal 1996 are not likely to be representative of the effects for future years in part because the fair value method was applied only to stock options granted after June 30, 1995.

The weighted average fair values of options granted during the six month period ended December 28, 1996 and fiscal 1996 are $3.01 and $4.18 per option, respectively. The Company used the following weighted average assumptions in the Black-Scholes option pricing model in estimating the fair value of stock options at the date of grant:

                                         SIX MONTHS              YEAR
                                            ENDED                ENDED
                                      DECEMBER 28, 1996      JUNE 30, 1996
------------------------------------------------------------------------------
Risk-free interest rate                      6.2%                 6.2%
Dividend yield                               4.7%                 3.9%
Volatility factor of the expected
 market price of the Company's
 common stock                                 20%                  20%
Expected life of the award (years)           5.2                  5.2
------------------------------------------------------------------------------

Following is a summary of stock option activity:

                                 SIX MONTHS ENDED             YEAR ENDED                  YEAR ENDED                 YEAR ENDED
                                DECEMBER 28, 1996            JUNE 30, 1996               JUNE 30, 1995              JUNE 30, 1994
                               ---------------------      ---------------------      ---------------------      --------------------

                                           Weighted-                  Weighted-                  Weighted-                 Weighted-
                                            Average                    Average                    Average                   Average
                                           Exercise                   Exercise                   Exercise                  Exercise
(In thousands)                 Number       Price         Number       Price         Number       Price         Number      Price
-----------------------------------------------------------------------------------------------------------------------------------
Outstanding-beginning
 of year                        2,751      $  22.38       2,971       $  22.39        2,400      $  24.96        2,446     $  23.19
Granted                           192      $  18.66         278       $  22.61          822      $  18.28          463     $  17.93
Exercised                         (26)     $  19.32        (163)      $  17.53          (28)     $  11.78          (26)    $  12.88
Forfeited                         (35)     $  24.95        (335)      $  25.04         (223)     $  23.94         (483)    $  25.68
------------------------------------------------------------------------------------------------------------------------------------
Outstanding-end of year         2,882      $  22.13       2,751       $  22.38        2,971      $  22.39        2,400     $  24.96

Exercisable at end of year      1,573      $  24.73       1,491       $  24.87        1,576      $  24.77        1,335     $  24.51

Reserved for issuance           4,448                      4,098                      3,849                      3,505
Available for future grants     1,511                      1,292                        775                      1,240


At December 28, 1996, the exercise price on outstanding options ranged from $17.19 to $34.19 per share. The weighted average remaining contractual life was 6 years on outstanding options and 4.3 years on exercisable options as of December 28, 1996.

During fiscal 1995, certain members of the Jostens senior management team were granted performance share units, as part of Jostens' long-term management incentive plan. Performance share units are tied directly to attaining specific financial performance targets. If all or a portion of the performance units are awarded, the units are converted into a restricted stock award, which is subject to transfer and vesting restrictions based upon continuous employment of the recipient. In addition, holders of restricted shares have voting, liquidation and other rights with respect to these shares and receive dividends paid on common stock. A portion of these performance share units were to be converted into restricted shares in each of fiscal years 1995 and 1996 and calendar year 1997, contingent upon achieving the financial performance targets established under the plan. No shares were available during the six months ended
December 28, 1996. Performance share unit and restricted share activity under this plan are summarized as follows:

(In thousands)                       PERFORMANCE              RESTRICTED
                                     SHARE UNITS                SHARES
--------------------------------------------------------------------------------
BALANCES, JUNE 30, 1994                        -                       -
--------------------------------------------------------------------------------
Granted                                  171,573                       -
Converted                                (53,290)                 53,290
--------------------------------------------------------------------------------
BALANCES, JUNE 30, 1995                  118,283                  53,290
--------------------------------------------------------------------------------
Granted                                   13,807                       -
Canceled                                 (77,144)                      -
Redeemed                                       -                  (5,141)
--------------------------------------------------------------------------------
BALANCES, JUNE 30, 1996                   54,946                  48,149
--------------------------------------------------------------------------------
Canceled                                  (5,333)                      -
--------------------------------------------------------------------------------
BALANCES, DECEMBER 28, 1996               49,613                  48,149
================================================================================

In fiscal 1995, restricted shares were awarded under this plan as a result of achieving 1995 performance share unit targets resulting in $1.2 million in expense in 1995. The Company did not achieve the financial targets in fiscal 1996 which resulted in the cancellation of a portion of the outstanding performance share units. In addition, certain participating employees terminated their employment with the Company which resulted in the cancellation of additional performance share units and the redemption of previously issued restricted shares.

Shareholder Rights Plan. In August 1988, the Board of Directors declared a distribution to shareholders of one common share purchase right for each outstanding common share. Each right entitles the holder to purchase one common share at an exercise price of $60. The rights become exercisable if a person acquires 20 percent or more, or announces a tender offer for 25 percent or more, of the Company's common shares. If a person acquires at least 25 percent of the Company's outstanding shares, each right will entitle the holder to purchase the Company's common shares having a market value of twice the exercise price of the right. If the Company is acquired in a merger or other business combination, each right will entitle the holder to purchase common stock of the acquiring Company at a similar 50 percent discount. The rights, which expire in August 1998, may be redeemed by the Company at a price of 1 cent per right at any time prior to the 30th day after a person has acquired at least 20 percent of the Company's outstanding shares.

BUSINESS SEGMENT INFORMATION

The Company's operations are classified into two business segments: school-based recognition products and services (School Products) and longevity and performance recognition products and services for businesses (Recognition).

The School Products segment manufactures and sells products and services including yearbooks, class rings, graduation products and student photography packages, as well as customized products for university alumni and other affinity groups.

Operations within the Recognition segment include the manufacture and sale of customized sales, service and business achievement awards.

Operating income from continuing operations by business segment is defined as sales less operating costs and expenses. Income and expense not allocated to business segments include investment income, interest expense and corporate administrative costs.

Identifiable assets are assets used exclusively in the operations of each business segment and are reflected after eliminating intercompany balances. Corporate assets principally comprise cash, short-term investments, deferred income tax assets, notes receivable and certain property and equipment.

Financial information by reportable business segment is included in the following summary:

                                  SIX MONTHS
                                    ENDED             YEARS ENDED JUNE 30,
                                  DECEMBER 28,     ----------------------------
(Dollars in thousands)               1996           1996       1995       1994
-------------------------------------------------------------------------------
NET SALES
School Products                   $ 236,042    $ 594,941  $ 565,033  $ 546,191
Recognition                          41,076      100,208    100,066    103,678
-------------------------------------------------------------------------------
Consolidated                      $ 277,118    $ 695,149  $ 665,099  $ 649,869
===============================================================================
INCOME FROM CONTINUING
 OPERATIONS
School Products                   $  20,632    $ 107,648  $ 107,071  $  73,463
Recognition                          (4,403)       9,468      4,727      9,489
Corporate items and eliminations    (12,077)     (22,314)   (17,180)   (29,478)
-------------------------------------------------------------------------------
Consolidated                          4,152       94,802     94,618     53,474
Net interest expense                 (4,126)      (7,323)      (725)    (4,980)
-------------------------------------------------------------------------------
Income from Continuing Operations
 Before Income Taxes              $      26    $  87,479   $  93,893 $  48,494
===============================================================================

                                                        YEARS ENDED JUNE 30,
                                     DECEMBER 28,  -----------------------------
(Dollars in thousands)                  1996         1996       1995       1994
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
School Products                      $ 265,970  $ 253,736  $ 236,424  $ 225,249
Recognition                             42,905     46,960     45,177     47,315
Discontinued operations                      -          -      6,165    119,999
Corporate items and eliminations        72,333     83,278    260,202    177,268
--------------------------------------------------------------------------------
Consolidated                         $ 381,208  $ 383,974  $ 547,968  $ 569,831
================================================================================
DEPRECIATION AND AMORTIZATION
School Products                      $   7,085  $  11,395  $  10,951  $  11,700
Recognition                              1,409      2,056      2,111      1,775
Discontinued operations                      -          -     13,179     24,013
Corporate items                          1,440      3,106      2,098      1,439
-------------------------------------------------------------------------------
Consolidated                         $   9,934  $  16,557  $  28,339  $  38,927
================================================================================
CAPITAL EXPENDITURES
School Products                      $   7,691  $  12,948  $   8,540  $   6,252
Recognition                              1,434        463      1,369      1,054
Discontinued operations                      -          -      2,559      3,994
Corporate items                            773      1,960      6,674      3,902
-------------------------------------------------------------------------------
Consolidated                         $   9,898  $  15,371  $  19,142  $  15,202
================================================================================


Corporate recorded a restructuring charge of $8.5 million in 1994. Income from continuing operations for School Products in 1994 included $16.4 million of provisions for revised estimates of inventories, receivables and overdrafts. Income from continuing operations for Recognition in fiscal 1994 included $500,000 for revised inventory estimates. Loss from continuing operations for the six month period ended December 28, 1996 includes an additional $16.9 million (26 cents per share) in cost of products sold for School Products related to the new inventory cost accounting system as well as $6 million (9 cents per share) in environmental charges to cover continued environmental investigation and clean-up in Recognition.

DISCONTINUED OPERATIONS

The statements of consolidated operations are presented to reflect the Company's Jostens Learning Corporation (JLC), Wicat Systems and Sportswear businesses as discontinued operations.

In June 1995, Jostens sold its JLC curriculum software subsidiary to a group led by Bain Capital, Inc. for $50 million in cash; a $36 million unsecured, subordinated note maturing in eight years with a stated interest rate of 11 percent; and a separate $4 million note with a stated interest rate of 8.3 percent convertible into 19 percent of the equity of Jostens Learning, subject to dilution in certain events. The notes were recorded at fair value, using an estimated 20 percent discount rate on the $36 million note resulting in a discount of $9.9 million.

As part of the JLC sale, Jostens also agreed to pay $13 million over two years to fund certain JLC existing liabilities; $12.4 million has been paid through December 28, 1996. The remaining $600,000 has been accrued as part of other accrued liabilities.

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

A transaction gain of $11.1 million ($5.8 million after tax) was originally recorded at the time of the JLC sale and deferred in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity. In the second quarter of fiscal 1996, the deferred gain increased to $17.2 million ($9.7 million after tax) as a result of the sale of Wicat ($5.3 million) and some accrual settlements ($800,000).

In conjunction with JLC's efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. On November 8, 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing on June 29, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and ranged from a 70 percent discount on the face value if redeemed by December 28, 1996, to 40 percent if redeemed by March 31, 2003. The new note was recorded at fair value using an estimated 20 percent discount rate on the $57.2 million note resulting in a discount of $35.1 million. The restructuring had no impact on the net carrying value of Jostens' investment in JLC as the $4 million reduction in the note receivable's carrying value was offset by a corresponding reduction in the deferred gain to $13.2 million ($7.3 million after tax) at December 28, 1996.

The adjusted $13.2 million gain and interest on the notes receivable will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. The deferred gain is presented in the condensed consolidated balance sheet as an offset to notes receivable. The notes receivable balance represents amounts owed by JLC related to the sale of JLC net of a $35.1 million discount and the deferred gain. Despite the equity infusion and restructuring of Jostens interests in JLC, there is no guarantee that JLC will be able to repay the note. JLC has incurred losses in both 1996 and 1995, however, the Company believes that such carrying value is not impaired based on current facts and circumstances.

In 1994, Jostens also recorded a restructuring charge of $60.9 million ($40.2 million after tax, or 88 cents per share) related to JLC, which has been reclassified as part of discontinued operations. The restructuring charge relating to JLC included $39.1 million to focus its product development, $7.3 million to exit both direct and indirect investments in three ancillary lines of business, $4.1 million to exit the hardware sales and service business, and $10.4 million for work-force reductions.

Significant accounting policies relevant to discontinued operations included those related to capitalization of software development costs and software revenue recognition. JLC capitalized software development costs when the project reached technological feasibility and ceased capitalization when the product was ready for release. Research and development costs related to software development that had not reached technological feasibility were expensed as incurred. Software development costs were amortized on the straight-line method over a maximum of five years or the expected life of the product, whichever was less. JLC recognized revenue for hardware and software upon shipment of the product, provided that no significant vendor or post-contract obligations remained outstanding and collection of the resulting receivable was deemed probable. Revenue generated from service contracts and post-contract customer support on software was recognized ratably over the period of the contract. The revenue recognition for instruction and user training was part of the service contract recognized ratably over the life of the contract. For insignificant vendor and post-contract obligations remaining at the time of shipment, the company's policy was to accrue all such obligations.

In January 1994, Jostens sold its Sportswear business to a subsidiary of Fruit of the Loom for $46.7 million in cash. Jostens recognized an $18.5 million gain ($11 million after tax) on the sale, primarily because the Sportswear business had previously been written down by $15 million to its estimated net realizable value.

Revenue and income data related to discontinued operations is as follows:

JLC/WICAT SYSTEMS
(Dollars in thousands)                          1995             1994
-------------------------------------------------------------------------------
Revenue                                     $  108.6         $  177.5
Restructuring charges                              -             60.9
Income tax benefit                               2.5             28.0
Loss from operations                         $   4.9         $   54.3


SPORTSWEAR                                                       1994
--------------------------------------------------------------------------------
Revenue                                                      $   52.1
Income tax benefit                                                0.5
Loss from operations                                              0.8
Gain on sale, net of tax                                     $   11.0


RESTRUCTURINGS

The Company recorded an $8.5 million restructuring charge ($5.1 million after tax, or 12 cents per share) related to continuing operations in the fourth quarter of fiscal 1994, covering headcount reductions in the general and administrative functions. The Company also recorded a $40.2 million ($25.3 million after tax, or 56 cents per share) charge to continuing operations in 1993 to restructure the Photography business, reduce headcount and write off abandoned receivables. In fiscal 1995, restructuring reserves decreased by $13.4 million to $5.5 million at June 30, 1995, due to payments of $11.1 million and noncash items of $2.3 million. In fiscal 1996, restructuring reserves decreased by $2.8 million to $2.7 million at June 30, 1996, due to payments of $2.4 million and noncash items of $400,000. Restructuring reserves decreased by $1.4 million during the six month period ended December 28, 1996, to $1.3 million due to payments of $1 million and noncash items of $400,000.

CHANGES IN ACCOUNTING ESTIMATES

As a result of certain changes in business conditions, the Company conducted a review that concluded at the end of the third quarter of fiscal 1994. That review led the Company to increase reserves for inventories, receivables and overdrafts from independent sales representatives to reflect amounts estimated not to be recoverable, based upon current facts and circumstances. The revised estimates, reduced pretax income for 1994 by $16.9 million ($10.1 million after tax, or 22 cents per share).

Unaudited Quarterly Financial Data
Jostens Inc. and Subsidiaries

                                                                             Total for
1996 Transition Period for the Six Months Ended  December 28, 1996        the Six Months
(Dollars in thousands, except per-share data)     (3)           (3)             Ended
                                                  First        Second    December 28, 1996
------------------------------------------------------------------------------------------
Net sales                                     $   105,399    $  171,719       $   277,118

Gross margin                                  $    44,552    $   91,073       $   135,625

Income (loss) from  continuing operations     $    (5,027)   $    4,224       $      (803)

Net income (loss)                             $    (5,027)   $    4,224       $      (803)

Earnings per share                            $     (0.13)   $     0.11       $     (0.02)

Stock Price:  high                            $    20 7/8    $   22 1/4       $    22 1/4
              low                             $    17 1/4    $   19 5/8       $    17 1/4

Dividends declared per share (2)              $      0.00    $     0.22       $      0.22
-----------------------------------------------------------------------------------------
Fiscal 1996
(Dollars in thousands, except per-share data)
                                               First           Second             Third           Fourth            Total Year
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                     $ 97,754       $  165,779       $   141,863      $   289,753          $   695,149

Gross margin                                  $ 51,954       $   91,812       $    81,347      $   137,824          $   362,937

Income from continuing operations             $  2,513       $   11,973       $     6,773      $    30,366          $    51,625

Net income                                    $  2,513       $   11,973       $     6,773      $    30,366          $    51,625

Earnings (1) per share                        $   0.06       $     0.31       $      0.18      $      0.79          $      1.28

Stock Price:  high                            $ 24 1/2       $   25 1/8       $    24 3/8      $    22 7/8          $    25 1/8
              low                             $ 20 7/8       $   22 1/4       $    21 1/8      $    19 1/2          $    19 1/2

Dividends declared per share                  $   0.22       $     0.22       $      0.22      $      0.22          $      0.88
------------------------------------------------------------------------------------------------------------------------------------

Fiscal 1995
(Dollars in thousands, except per-share data)
                                               First           Second             Third           Fourth            Total Year
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                     $ 98,023       $  157,623       $   139,038      $   270,415          $   665,099

Gross margin                                  $ 53,135       $   84,675       $    77,925      $   135,705          $   351,440

Income from continuing operations             $  3,589       $   12,367       $     9,437      $    30,473          $    55,866

Net income                                    $  1,316       $   11,707       $     8,511      $    28,834          $    50,368

Earnings per share: continuing  operations    $   0.08       $     0.27       $      0.21      $      0.67          $      1.23
                    net income                $   0.03       $     0.26       $      0.18      $      0.64          $      1.11

Stock Price:  high                            $ 18 3/4       $   19 3/8       $   21 1/4       $    21 5/8          $    21 5/8
              low                             $ 15 3/4       $   16 7/8       $   17 3/4       $    18 7/8          $    15 3/4

Dividends declared per share                  $   0.22       $     0.22       $     0.22       $      0.22          $      0.88
------------------------------------------------------------------------------------------------------------------------------------

(1) Earnings per share by quarter in fiscal 1996 do not add up to the annual earnings per share amount because each quarter and the year are calculated separately based on weighted average outstanding shares and common share equivalents during the period.

(2) No cash dividend was declared in the first quarter due to the timing of the declarations. The first quarter dividend of $.22 per share was declared in the second quarter of the six month period ended December 28, 1996. The second quarter dividend of $.22 per share was declared in January 1997.

(3) The implementation of the new inventory cost accounting system had the effect of increasing cost of products sold $16.9 million for the six month period ended December 28, 1996.

The quarterly financial data above include the effects of reclassifying Jostens Learning Corporation and Wicat Systems as discontinued operations.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant are as follows. Each director's term expires at the next subsequent annual meeting after the end of the year shown below each director's name.



Name                                       Director Since      Age     Title and Business Experience
----                                       --------------      ---     -----------------------------
Lilyan H. Affinito                         1987                 65     Director
(1999)                                                                 Until 1991, Ms. Affinito served as Vice Chairman of the
                                                                       Board of Maxxam Group, Inc., a forest products, real
                                                                       estate management and development and integrated
                                                                       aluminum production company.  She previously served as
                                                                       President and Chief Operations Officer of Maxxam Group.
                                                                       She is a director of Kmart Corporation; Caterpillar,
                                                                       Inc.; Chrysler Corporation; New York Telephone Company
                                                                       and New England Telephone and Telegraph Company (NYNEX
                                                                       telephone subsidiaries); Tambrands, Inc.; and Lillian
                                                                       Vernon Corp.

Robert C. Buhrmaster                       1993                 49     Director
(1998)                                                                 Mr. Buhrmaster joined the company in December 1992 as
                                                                       Executive Vice President and Chief Staff Officer. He
                                                                       was named President and Chief Operating Officer in June
                                                                       1993 and was named President and CEO in March 1994.
                                                                       Prior to joining the company, Mr. Buhrmaster was with
                                                                       Corning, Inc. for 18 years, most recently as Senior
                                                                       Vice President of Strategy and Business Development.
                                                                       He is a director of The Toro Company.

Jack W. Eugster                            1995                 51     Director
(1998)                                                                 Mr. Eugster is Chairman, President and Chief Executive
                                                                       Officer of Musicland Stores Corp.  He has been with
                                                                       Musicland Stores Corp. since June 1980.  He is also a
                                                                       director of Damark, Inc.; Donaldson Company, Inc.;
                                                                       MidAmerican Energy Company; and ShopKo Stores.

Mannie L. Jackson                          1994                 57     Director
(1997)                                                                 Mr. Jackson is majority owner and Chairman of Harlem
                                                                       Globetrotters, Inc., a sports and entertainment
                                                                       company.  Until December 1, 1994, he was Senior Vice
                                                                       President-Corporate Marketing and Administration of
                                                                       Honeywell Inc., a manufacturer of control systems.  He
                                                                       was with Honeywell since 1968, serving in a variety of
                                                                       executive capacities.  He is a director of Stanley
                                                                       Products; Ashland Oil Corporation; Martech Controls
                                                                       South Africa; and Reebok Corporation.




Robert P. Jensen                           1980                 71     Director
(1997)                                                                 Mr. Jensen is a private investor.  He previously served
                                                                       as Chairman and Chief Executive Officer of G.K.
                                                                       Technologies, Inc.; Tiger International, Inc.; and E.F.
                                                                       Hutton LBO, Inc.

Kendrick B. Melrose                        1996                 56     Director
(1999)                                                                 Mr. Melrose is Chairman and Chief Executive Officer of
                                                                       The Toro Company, a manufacturer of outdoor
                                                                       beautification equipment.  He has been with The Toro
                                                                       Company since 1970.  He is a director of The Valspar
                                                                       Corporation and Donaldson Company, Inc.

Richard A. Zona                            1996                 52     Director
(1999)                                                                 Mr. Zona is Vice Chairman-Finance of First Bank System,
                                                                       Inc., a regional bank holding company.  He has been
                                                                       with First Bank System, Inc. since September 1989.

Executive officers of the Registrant are as follows:

                                           Years of Service
Name                                       with the Company    Age     Title and Business Experience
----                                       -----------------   ---     -----------------------------

Robert C. Buhrmaster                        4                   49     President and Chief Executive Officer
                                                                       Mr. Buhrmaster joined the company in December 1992 as
                                                                       Executive Vice President and Chief Staff Officer. He
                                                                       was named President and Chief Operating Officer in June
                                                                       1993 and was named to his current position in March
                                                                       1994.  Prior to joining the company, Mr. Buhrmaster was
                                                                       with Corning, Inc. for 18 years, most recently as
                                                                       Senior Vice President of Strategy and Business
                                                                       Development.  He is a director of The Toro Company.

Charles W. Schmid                           3                   54     Executive Vice President
                                                                       Mr. Schmid joined the company in April 1994 as Senior
                                                                       Vice President and Chief Marketing Officer, and was
                                                                       appointed to his current position in August 1995.
                                                                       Prior to joining the company he was President and Chief
                                                                       Operating Officer for Carlson Companies, Inc.  From
                                                                       1979 through 1991, Mr. Schmid served in various
                                                                       executive capacities for Philip Morris Companies, Inc.,
                                                                       from 1988 through 1991 as Senior Vice President of
                                                                       Marketing for its Miller Brewing Company.

Orville E. Fisher Jr.                      21                   52     Senior Vice President - Administration and Secretary
                                                                       Mr. Fisher joined the company in 1975 as General
                                                                       Counsel, was named Vice President, General Counsel and
                                                                       Assistant Secretary in 1977, and was named Senior Vice
                                                                       President, General Counsel & Secretary in 1988.  He
                                                                       assumed his present position in 1996.



Trudy A. Rautio                             4                   44     Senior Vice President and Chief Financial Officer
                                                                       Ms. Rautio joined the company in June 1993 as Vice
                                                                       President of Finance and Administration for the School
                                                                       Products Group.  She was named Vice President and
                                                                       Controller in August 1993 and was appointed to her
                                                                       current position in August 1995. Prior to joining the
                                                                       company, she worked for the Pillsbury Company for 12
                                                                       years, most recently as Vice President, Finance
                                                                       International and Strategic Brand Development and
                                                                       earlier as Vice President, Finance for Green Giant.

Jack Thornton                              18                   43     Senior Vice President - Imaging
                                                                       Mr. Thornton has held several management positions with
                                                                       the company since starting as a personnel manager in
                                                                       1978.  He was promoted to Operations Manager of the
                                                                       Printing and Publishing Division in 1989 and Vice
                                                                       President of Operations of the School Products Group
                                                                       one year later.  He was named a Vice President of the
                                                                       company in February 1991.  He was appointed a Senior
                                                                       Vice President of the School Products Group in October
                                                                       1992.  He was appointed General Manager of the Printing
                                                                       and Publishing business in April 1993.  He assumed his
                                                                       current position in August 1995.

Gregory S. Lea                              3                   44     Vice President - College and University
                                                                       Mr. Lea joined the company in November 1993 as Vice
                                                                       President - Total Quality Management.  He was named to
                                                                       his current position in June 1995.  Prior to joining
                                                                       the company, Mr. Lea spent 19 years with International
                                                                       Business Machines Corp. in various financial,
                                                                       operations and quality positions, most recently as
                                                                       director of market driven quality for IBM's AS/400
                                                                       Division.

Lee U. McGrath                              2                   40     Vice President and Treasurer
                                                                       Lee U. McGrath joined the company in May 1995. Prior to
                                                                       joining the company he worked for six years for H.B.
                                                                       Fuller Company in various positions, most recently as
                                                                       Assistant Treasurer.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the company's directors, executive officers, and all persons who beneficially own more than 10% of the outstanding shares of the company's common stock to file with the Securities Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of the company's common stock and other equity securities of the company. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the company with copies of all Section 16(a) forms they file. To the company's knowledge, based solely on a review of the copies of the reports furnished to the company during the six month period ended December 28, 1996, none of the directors, executive officers or beneficial owners of greater than 10% of the company's common stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

     The following table sets forth the cash and non-cash compensation during the six month transition period ended December 28, 1996 and during the fiscal years ended June 30, 1996, 1995 and 1994 awarded to or earned by (i) the Chief Executive Officer and each of the four most highly compensated executive officers of the company.

                           SUMMARY COMPENSATION TABLE


                                                 ANNUAL COMPENSATION                       LONG TERM COMPENSATION
                                        ------------------------------------        -----------------------------------
                                                                                                                 LONG
                                                                                                                 TERM
                                                                      OTHER                                    INCENTIVE
                                                                      ANNUAL        SECURITIES   RESTRICTED      PLAN     ALL OTHER
    NAME AND                                         BONUS/(1)/      COMPENSA-      UNDERLYING     STOCK        PAYOUTS   COMPENSA-
PRINCIPAL POSITION           YEAR      SALARY ($)        ($)       TION/(2)/($)     OPTIONS(#)   AWARDS/(3)/($)   ($)     TION ($)
------------------------------------------------------------------------------------------------------------------------------------

 Robert C.                   6mos       217,692            0          10,988            0             0            0           0
 Buhrmaster,                 1996       495,833      126,800          22,967            0             0            0           0
 President and Chief         1995       470,833      237,500          80,104      216,000       341,488            0           0
 Executive Officer           1994       363,726      100,000          25,109      150,000             0            0           0

 Charles W. Schmid,          6mos       130,223            0           8,508            0             0            0           0
 Executive Vice              1996       290,035       70,407          21,690        8,000             0            0           0
 President/(4)/              1995       254,340      114,844          16,653       72,000       113,815            0           0
                             1994        58,814        8,750           2,700       20,000             0            0           0

 John L. Jones,              6mos       110,105            0           7,714            0             0            0           0
 Senior Vice                 1996       236,957       52,839          25,236            0             0            0           0
 President                   1995       227,474      101,787          25,570       72,000       113,815            0           0
 -International/(5)/         1994       217,897       30,819          17,962       15,500             0            0           0

 Orville E. Fisher Jr.,      6mos       101,931            0           7,403            0             0            0      11,196
 Senior Vice President       1996       230,806       53,060          20,128            0             0            0      11,196
 -Administration and         1995       220,696      100,107          20,261       72,000       113,815            0      11,196
 Secretary/(6)/              1994       209,057       37,077          14,855       19,500             0            0      11,196

 Trudy A. Rautio,            6mos        96,412            0           6,148            0             0            0           0
 Senior Vice                 1996       216,667       49,718          15,974            0             0            0           0
 President and Chief         1995       189,708       90,000          10,826       72,000       113,815            0           0
 Financial Officer           1994       161,545       49,500          11,554       10,000             0            0           0



    (1)  Includes bonuses paid in August of each year for the prior fiscal year.

    (2) Includes the amounts indicated after each officer's name for the following items (a) automobile, (b) financial planning, (c) club dues and (d) medical reimbursement for the six month period ending December 28, 1996: Mr. Buhrmaster: $7,136, $0, $3,852 and $0; Mr Schmid: $4,565,
         $0, $2,646 and $1,297; Mr. Jones: $4,982, $0, $2,732 and $0; Mr.
         Fisher: $5,337, $0, $2,039 and $28; and Ms. Rautio: $5,161, $550, $0
         and $437. Includes the amounts indicated after each officer's name for the following items (a) automobile, (b) financial planning, (c) club dues and (d) medical reimbursement for fiscal year 1996: Mr.
         Buhrmaster: $12,798, $0, $7,704 and $2,465; Mr Schmid: $8,585, $5,800,
         $5,613 and $1,691; Mr. Jones: $9,864, $5,290, $5,547 and $4,435; Mr.
         Fisher: $9,729, $2,500, $4,639 and $3,260; and Ms. Rautio: $8,093,
         $2,600, $1,060 and $4,221. Includes the amounts indicated after each officer's name for the following items (a) automobile, (b) financial planning, and (c) club dues for fiscal year 1995: Mr. Buhrmaster:
         $10,777, $10,000 and $56,401; Mr Schmid: $10,881, $0 and $5,606; Mr.
         Jones $10,075, $7,500 and $5,287; Mr. Fisher: $11,348, $1,365 and
         $4,243; and Ms. Rautio: $8,075, $787 and $1,442. Includes the amounts indicated after each officer's name for the following items (a) automobile, (b) financial planning, and (c) club dues for fiscal year 1994: Mr. Buhrmaster: $11,100, $10,000 and $0; Mr Schmid: $0, $0 and
         $0; Mr. Jones: $8,908, $0 and $7,616; Mr. Fisher: $7,750, $850 and
         $4,676; and Ms. Rautio: $8,369, $2,575 and $0.

    (3) Fiscal year 1995 amounts reflect conversion of performance shares into restricted stock pursuant to the Special Equity Performance Plan. No restricted stock was earned during fiscal year 1996 under this Plan and all related performance shares for fiscal year 1996 were forfeited.

     (4) Mr. Schmid joined the company in April 1994 as Senior Vice President and Chief Marketing Officer. He was named Executive Vice President in August 1995. Mr. Schmid will resign from the company effective April 15, 1997. See the Employment and Separation Agreement section below for a description of the terms of the employment and separation agreement between the company and Mr. Schmid.



     (5) Mr. Jones' term as Senior Vice President - International ended on October 24, 1996. Mr. Jones acted in an employment consulting capacity to Jostens through December 31, 1996 under the terms of an employment and separation agreement dated November 11, 1996. See the Employment and Separation Agreement section below for a description of the terms of the employment separation agreement between the company and Mr. Jones.

     (6) All Other Compensation includes annual life insurance premiums on the life of Mr. Fisher paid by the company in the period indicated for the Executive Supplemental Retirement Plan. The Executive Supplemental Retirement Plan was established in 1986 and is partially funded through life insurance policies purchased on individuals. The insurance proceeds are assigned to the company to reimburse it for the cost of the premiums paid. There is no substantial net cost to the company for this plan.


EMPLOYMENT AND SEPARATION AGREEMENTS

          In November 1996, the company entered into an employment separation agreement with John L. Jones, a Senior Vice President of the company. Pursuant to this agreement, the company agreed to provide Mr. Jones with certain payments and benefits, including (i) a bonus equal to two months' base salary in lieu of participation in any management bonus program; (ii) continuation of his base salary for the 12 month period (the "Continuation Period") following December 31, 1996, the date his active employment ended; (iii) payment for unused vacation time and for certain employee assistance and relocation costs and services; (iv) continued employee status through the end of the Continuation Period for purposes of vesting and exercise of stock options and restricted stock awards; and (v) continuation of most of his existing benefits and perquisites through the end of the Continuation Period. In the agreement, Mr. Jones agreed not to disclose any confidential information of the company or, prior to December 31, 1998, solicit any current employees or sales representatives of the company or compete with the company.

          In February 1997, the company entered into an employment separation agreement with Charles W. Schmid, an Executive Vice President of the company. Pursuant to this agreement, the company agreed to provide Mr. Schmid with certain payments and benefits, including (i) a bonus (if any is earned based on a full years' target objectives) under the company's annual management bonus program prorated for the first three months of 1997; (ii) the equivalent of 12 months' base salary payable over the 24 month period (the "Continuation Period") that commences on April 15, 1997, the date his active employment ends; (iii) payment for unused vacation time and for certain employee assistance costs and services; (iv) continued employee status through the end of the Continuation Period for purposes of vesting and exercise of stock options and restricted stock awards; and (v) continuation of most of his existing benefits and perquisites through the end of the Continuation Period. In the agreement, Mr. Schmid agreed not to disclose any confidential information of the company or, prior to April 30, 1999, solicit any current employees or sales representatives of the company or compete with the company.


STOCK OPTION GRANTS DURING TRANSITION PERIOD ENDED DECEMBER 28, 1996

          There were no grants of stock options to the Chief Executive Officer or the executive officers reflected in the Summary Compensation Table.

AGGREGATE STOCK OPTION EXERCISES DURING TRANSITION PERIOD ENDED DECEMBER 28,
1996 AND   STOCK OPTION VALUES AS OF DECEMBER 28, 1996

          The following table sets forth information with respect to the Chief Executive Officer and the executive officers reflected in the Summary Compensation Table concerning the exercise of options during the transition period ended December 28, 1996 and unexercised options held as of December 28, 1996.

         AGGREGATED OPTION EXERCISES JULY 1, 1996 TO DECEMBER 28, 1996
                      AND DECEMBER 28, 1996 OPTION VALUES

                                                         NUMBER OF UNEXERCISED OPTIONS AT          VALUE OF UNEXERCISED IN-THE-MC
                                                                 FISCAL YEAR END                   OPTIONS AT FISCAL YEAR END/(1)/
                                                        ----------------------------------       ----------------------------------
                                  SHARES
                               ACQUIRED ON     VALUE
       NAME                     EXERCISE     REALIZED       EXERCISABLE    UNEXERCISABLE/(2)/      EXERCISABLE        UNEXERCISABLE
       ----                   -------------  --------       -----------    ------------------      -----------        -------------
Robert C.   Buhrmaster              0            0           101,250            299,750              $290,375         $1,032,767

Charles W. Schmid                   0            0            10,000             90,000                50,650            298,114

John L. Jones                       0            0            46,750             79,750                29,024            276,488

Orville E. Fisher Jr.               0            0            88,750             81,750               112,582            283,978

Trudy A. Rautio                     0            0             6,875             75,125                13,119            296,718



(1)  Based on a closing price of $21.625 on December 27, 1996.

(2) Options not yet exercisable generally become exercisable upon a change in control of the company. A change of control as defined in the 1992 Stock Incentive Plan occurs upon the sale of substantially all of the assets of the company or other change of control event that would require disclosure under federal securities laws.

JOSTENS RETIREMENT PLANS

          The company maintains a non-contributory pension plan, Pension Plan D (Plan D), that provides benefits for substantially all salaried employees. Retirement income benefits are based upon a participant's highest average annual cash compensation (base salary plus annual bonus, if any) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security covered compensation table in effect at termination.

          The company also maintains an unfunded supplemental retirement plan that gives additional credit under Plan D for years of service as a company sales representative to those salespersons who were hired as employees of the company prior to October 1, 1991. In addition, benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code of 1986, as amended. The benefits up to IRS limits are paid from Plan D and benefits in excess, to the extent they could have been earned in Plan D, are paid from the unfunded supplemental plan.

          The following table illustrates a reasonable estimate of the annual benefits under Pension Plan D and the supplemental plan payable to employees, including officers, under these plans. The table does not take into account transition rule provisions of the plan for employees who were participants on June 30, 1988.



                                                                PROJECTED ANNUAL BENEFIT AT
                                                              NORMAL RETIREMENT AT AGE 65 /(1)/
                                                   -----------------------------------------------------

       FINAL ANNUAL                                         YEARS OF SERVICE AT RETIREMENT /(2)/
         AVERAGE                                   -----------------------------------------------------
       COMPENSATION                                  15          20         25         30         35
       ------------                                --------   --------   --------   --------   --------
       $ 150,000                                   $ 28,200   $ 37,600   $ 47,000   $ 56,400   $ 65,800
         200,000                                     39,400     52,600     65,700     78,900     92,000
         300,000                                     61,900     82,600    103,200    123,900    144,500
         400,000                                     84,700    112,600    140,700    168,900    197,000
         500,000                                    106,900    142,600    178,200    213,900    249,500
         600,000                                    129,400    172,600    215,700    258,900    302,000
         700,000                                    151,900    202,600    253,200    303,900    354,500
         800,000                                    174,400    232,600    290,700    348,900    407,000
         900,000                                    196,900    262,600    328,200    393,900    459,500
         950,000                                    208,200    277,600    347,000    416,400    485,800

------------------------
(1) The projected benefits shown in the table are payable in a monthly benefit for life upon retirement at age 65.

(2) The following individuals named in the Summary Compensation Table have the respective number of years of service under Plan D: Mr. Buhrmaster, 4 years; Mr. Schmid, 2.75 years; Mr. Jones, 5 years; Mr. Fisher, 21.25 years; and Ms. Rautio, 3.5 years.

The company also maintains a non-contributory supplemental pension plan for corporate vice presidents. Under the plan, vice presidents who retire after age 55 with at least seven years of service as a corporate vice president are eligible for a benefit equal to 1 percent of final salary for each year of service, up to a maximum of 30 percent. Only service after age 30 is recognized in the plan. The calculation of benefits is frozen at the levels reached at age
60. For purposes of this plan, Mr. Jones will be eligible to receive benefits under this plan if he has five years of service at age 60, but the maximum benefit he may receive is limited to 5 percent of his salary at age 60. Mr. Schmid will be eligible for benefits under this plan if he has at least five years of service at retirement. Mr. Fisher is also eligible for benefits under the old vesting rules in effect prior to 1995, which required attainment of age 50, 15 years of service and eight years of service as a corporate vice president. If they continue in their current positions at their current levels of compensation and retire at age 60, the estimated total annual pension amounts from this plan for Messrs. Buhrmaster, Schmid, Jones, and Fisher and Ms. Rautio would be $73,689, $25,012, $12,044, $65,736 and $42,729, respectively.


DIRECTOR COMPENSATION

          Directors' Fees. An annual retainer of $22,000 is paid to those members of the Board of Directors who are not present or past employees of the company. In addition, non-employee directors receive $1,000 for each Board or Committee meeting attended and $500 for each telephone meeting. The Chair of each Board committee is entitled to an additional $2,000 per year. Pursuant to the company's 1992 Stock Incentive Plan, each non-employee director automatically is granted, as of the date of each annual meeting of shareholders, a non-qualified option to purchase 2,200 shares of the company's common stock at the then current market value and an annual grant of restricted stock units equal to 50 percent of the value of the then annual retainer. Such share units receive dividend credits and are restricted until the director terminates service as a director, at which time the share units are paid to the director in company common stock.


      Under the Jostens, Inc. Deferred Compensation Plan, a non-employee director may elect to receive his or her fees currently in the form of either cash or company stock or to defer such fees in an interest-bearing account and/or a company share equivalent account. The interest-bearing account accrues interest at a rate equivalent to the seven-year U.S. Treasury Note rate plus one percentage point. Deferred compensation in the share equivalent account is treated as though it were invested in company stock with such account credited for dividend equivalents and adjusted to reflect share ownership changes resulting from events such as a stock split or recapitalization. Participants will have no voting rights with respect to the share equivalent account until shares are distributed. Upon termination of service as a director, a participant may elect to receive the balance in his or her account (in the form of cash or shares, as the case may be) either in a lump sum or in installments. Upon a change in control of the company, participants will receive the balance in their accounts in a lump sum.



     Director Jensen serves as Chairman of the Board of Directors and of the Executive Committee of the Board. Since these positions require Mr. Jensen to be the key interface between the Board of Directors and the company's management, the Board of Directors has entered into a consulting arrangement with Mr. Jensen to pay him an additional fee of $25,000 per month. For the six month transition period ended December 28, 1996 and each of the fiscal years ended June 30, 1996, 1995 and 1994, respectively, Mr. Jensen was due to receive or received aggregate cash compensation as follows: $ 167,500 $335,000, $326,000, and $358,000.
Compensation paid is attributable to Mr. Jensen's service as Chairman along with the standard compensation for services as a Board member. In addition, pursuant to the company's stock option plan (as part of the standard compensation for all non-employee directors), Mr. Jensen has received a grant on the date of the annual meeting of shareholders of an option to purchase shares of the company's common stock, vesting at the rate of 25 percent per year and expiring 10 years after the date of grant in the following amounts and at the following exercise prices during the transition period ended December 28, 1996 and fiscal years ended June 30, 1996, 1995, and 1994, respectively: 2,200 shares at $21.9375;
1,000 shares at $22.94; 1,000 shares at $17.188; and 1,000 shares at $19.00.


     Directors Retirement Program. Each of the directors who has served as a director prior to 1996 received the present value of the benefit, accrued in accordance with the previous retirement policy, credited into his or her Deferred Compensation Plan account. A discount rate of 10 percent was used in the calculation of the present value and it was assumed that current non-employee directors accrued benefit would commence at the earlier of mandatory retirement age 5 years. The benefits will be paid out after termination of service as a director in accordance with payout election made under the Deferred
Compensation Plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the company's common stock as of March 17, 1997 by (i) each person who is known by the company to beneficially own more than 5% of the company's common stock, (ii) each of the company's directors, (iii) each of the executive officers reflected in the Summary Compensation Table and (iv) all directors and executive officers as a group.




                                           Common Shares Owned
Name                                       Beneficially as of /(1)(2)/             Percent of Class
----                                       ---------------------------             ----------------
FMR Corporation                            5,238,744/(3)/                          13.55%
82 Devonshire Street
Boston, MA 02109

The Capital Group Companies, Inc.          3,911,850/(4)/                           10.1%
333 South Hope Street
Los Angeles, CA 90071

Principal Mutual Life Ins. Co.             2,128,605/(5)/                           5.52%
711 High Street
Des Moines, IA 50392

Lilyan H. Affinito/(6)/                       18,602                                *

Robert C. Buhrmaster                         185,515                                *

Jack W. Eugster/(6)/                           3,325                                *

Orville E. Fisher Jr.                        110,978                                *



Mannie L. Jackson/(6)/                       6,156                                  *

Robert P. Jensen/(6)/                       10,483                                  *

John L. Jones                               60,914                                  *

Kendrick B. Melrose/(6)/                     2,819                                  *

Trudy A. Rautio/(6)/                        15,190                                  *

Charles W. Schmid                           22,811                                  *

Richard A. Zona/(6)/                         4,965                                  *

All directors and executive                430,533                                  1.1%
  officers as a group (13 members)         ______________________

*  reflects less than 1% of the outstanding shares


(1) Unless otherwise noted, each person and group identified possesses sole voting and investment power with respect to the shares shown opposite such person's or group's name. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such individual or group.

(2) Includes the following number of shares which may be acquired by the named persons or group within 60 days upon the exercise of options: Ms. Affinito, 6,500 shares; Mr. Buhrmaster, 147,500 shares; Mr. Eugster, 250 shares; Mr. Fisher, 85,625 shares; Mr. Jackson, 750 shares; Mr. Jensen, 5,500 shares; Mr. Jones, 50,625 shares; Ms. Rautio, 7,500 shares; Mr. Schmid, 15,000 shares; and all directors and executive officers as a group, 307,875 shares. Also includes the following number of restricted shares held subject to forfeiture: Mr. Buhrmaster, 16,070 shares; Mr. Fisher, 5,356 shares; Mr. Jones, 5,356 shares; Ms. Rautio, 5,356 shares; and Mr. Schmid, 5,356 shares; and all directors and executive officers as a group, 47,794 shares.

(3) According to the Schedule 13G filed with the Securities Exchange Commission as of February 11, 1997, this entity had sole dispositive power over all of the shares set forth above opposite its name.

(4) According to the Schedule 13G filed with the Securities Exchange Commission as of February 12, 1997, this entity had sole dispositive power over all of the shares set forth above opposite its name. The Capital Group Companies, Inc., is the parent holding company of a group of investment management companies that hold investment power and, in some cases, voting power over the securities reported. The investment management companies, which include a "bank" as defined in Section 3(a)6 of the Securities Exchange Act of 1934 (the "Act") and several investment advisers registered under Section 203 of the Investment Advisers Act of 1940, provide investment advisory and management services for their respective clients which include registered investment companies and institutional accounts. The Capital Group Companies, Inc., does not have investment power or voting power over any of the securities reported herein; however, The Capital Group Companies, Inc. may be deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Act.

(5) According to the Schedule 13G filed with the Securities Exchange Commission as of February 13, 1997, this entity had shared power to vote or direct the vote over all of the shares set forth above opposite its name. The number of shares includes 2,096,905 shares, representing 5.44% of the company's stock, held by Invista Capital Management, Inc., an investment advisor registered under Section 203 of the Investment Advisers Act of 1940. Principal Mutual Life Ins. Co. is a parent holding company with reporting obligation over the shares held by Invista.

(6) Includes the following number of shares held for the account of the named person participating in the Jostens, Inc. Deferred Compensation Plan: Ms. Affinito, 11,302 shares; Mr. Eugster, 2,075 shares; Mr. Jackson, 5,406 shares; Mr. Jensen, 515 shares; Mr. Melrose, 819 shares; Ms. Rautio, 670 shares; and Mr. Zona, 515 shares.

                                PART III
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JOSTENS INC.
Date: March 26, 1997

                                         By   /s/ Robert C. Buhrmaster
                                         -------------------------------------
                                         Robert C. Buhrmaster
                                         President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated.

/s/ Robert C. Buhrmaster                         March 26, 1997
----------------------------------------
Robert C. Buhrmaster
(Principal Executive Officer)
President and Chief Executive
Officer and Director

/s/ Trudy A. Rautio                              March 26, 1997
----------------------------------------
Trudy A. Rautio (Principal Financial
and Accounting Officer) Senior Vice
President and Chief Financial Officer

/s/ Robert P. Jensen                             March 26, 1997
----------------------------------------
Robert P. Jensen
Chairman of the Board and Director

/s/ Lilyan H. Affinito                           March 26, 1997
----------------------------------------
Lilyan H. Affinito
Director

/s/ Mannie L. Jackson                            March 26, 1997
----------------------------------------
Mannie L. Jackson
Director

/s/ Jack W. Eugster                              March 26, 1997
----------------------------------------
Jack W. Eugster
Director

/s/ Richard A. Zona                              March 26, 1997
----------------------------------------
Richard A. Zona
Director

/s/ Kendrick B. Melrose                          March 26, 1997
----------------------------------------
Kendrick B. Melrose
Director

                                    PART IV

    Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
             --------------------------------------------------------------
             (a) 2.

                         JOSTENS INC. AND SUBSIDIARIES
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                (In Thousands)

-----------------------------------------------------------------------------------------------------------------------------------

            COL A.                             COL. B      COL. C                             COL. D              COL. E
-----------------------------------------------------------------------------------------------------------------------------------

                                                                        Additions
                                                              ----------------------------
                                                                                Charged to
                                              Balance at    Charged to             Other                          Balance at
                                              Beginning      Costs and           Accounts -    Deductions -        End of
          Description                         of Period       Expenses            Describe      Describe           Period
-----------------------------------------------------------------------------------------------------------------------------------

Reserves and allowances deducted from asset accounts:
-----------------------------------------------------------------------------------------------------------------------------------

Allowances for uncollectible accounts:
 Six months ended December 28, 1996          $   5,966      $   1,202           $         -        $      284  (1)      $    6,884
 Year ended June 30, 1996                    $   9,049      $   2,195           $         -        $    5,278  (1)      $    5,966
 Year ended June 30, 1995                    $  13,749      $   3,552           $         -        $    8,252  (2)      $    9,049
 Year ended June 30, 1994                    $   6,869      $  10,576 (9)       $         -        $    3,696  (1)      $   13,749
-----------------------------------------------------------------------------------------------------------------------------------

Allowances for sales returns:
 Six months ended December 28, 1996          $   6,518      $   6,308           $         -        $    8,039  (3)      $    4,787
 Year ended June 30, 1996                    $   7,509      $  12,951           $         -        $   13,942  (3)      $    6,518
 Year ended June 30, 1995                    $   6,719      $  12,763           $         -        $   11,973  (3)      $    7,509
 Year ended June 30, 1994                    $   8,733      $  10,843           $         -        $   12,857  (3)      $    6,719
-----------------------------------------------------------------------------------------------------------------------------------

SFAS No. 109 valuation allowance:
 Six months ended December 28, 1996          $   5,920      $       -           $         -        $        -           $    5,920
 Year ended June 30, 1996                    $   2,117      $   3,803 (4)       $         -        $        -           $    5,920
 Year ended June 30, 1995                    $   3,642      $       -           $         -        $    1,525  (5)      $    2,117
 Year ended June 30, 1994                    $   3,547      $      95           $         -        $        -           $    3,642
-----------------------------------------------------------------------------------------------------------------------------------

Overdraft reserves:
 Six months ended December 28, 1996          $   6,545      $   1,740           $        -         $      941           $    7,344
 Year ended June 30, 1996                    $   6,157      $   2,838           $        -         $    2,450  (1)      $    6,545
 Year ended June 30, 1995                    $   7,796      $   1,943           $        -         $    3,582  (1)      $    6,157
 Year ended June 30, 1994                    $   3,243      $   4,553 (9)       $        -         $        -           $    7,796
-----------------------------------------------------------------------------------------------------------------------------------

Reserves and allowances added to liability accounts:
-----------------------------------------------------------------------------------------------------------------------------------

Restructuring charges:
   Six months ended December 28, 1996        $   2,700      $       -           $        -         $    1,400  (10)     $    1,300
   Year ended June 30, 1996                  $   8,636      $       -           $        -         $    5,936  (6)      $    2,700
   Year ended June 30, 1995                  $  39,821      $       -           $        -         $   31,185  (7)      $    8,636
   Year ended June 30, 1994                  $  38,203      $  28,668           $        -         $   27,050  (8)      $   39,821
-----------------------------------------------------------------------------------------------------------------------------------

Note (1)  --  Uncollectible accounts written off - net of recoveries.
Note (2)  --  Uncollectible amounts written off - net of recoveries ($5,796) plus disposition of Jostens Learning ($2,456).
Note (3)  --  Returns processed against reserve.
Note (4)  --  Increased due to the increase in foreign tax credits not likely to be utilized.
Note (5)  --  Reduced for utilization of Jostens Learning NOL.
Note (6)  --  Payments ($2,400), Noncash items ($400), and disposition of Wicat ($3,136).
Note (7)  --  Payments ($21,090), Noncash items ($3,523) and disposition of Jostens Learning ($6,572).
Note (8)  --  Payments ($12,050) and disposition of Sportswear business ($15,000).
Note (9)  --  Includes change in estimate.
Note (10) --  Payments ($1,000), Noncash items ($400)
Note (11) --  Because of the seasonality of the Company's business, the reserves and allowances as of December 28, 1996, are not necessarily indicative of the balances at the previous fiscal years ended June 30.


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as not required or not applicable or the information required to be shown thereon is included in the financial statements and related notes.