Form 10-Q
period 1997-03-29
JOSTENS INC
filed 1997-05-12
CIK 54050

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29,1997
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________ Commission file number 1-5064
                            ------


                                 JOSTENS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Minnesota                                    41-0343440
--------------------------------         ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


 5501 Norman Center Drive, Minneapolis, Minnesota                    55437
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

The number of shares outstanding of the registrant's only class of common stock on May 7, 1997 was 38,798,845.

                                 JOSTENS, INC.

                                     INDEX



Part I.  Financial Information
------------------------------

Item 1. Financial Statements (Unaudited):

 Condensed Consolidated Balance Sheets as of March 29, 1997, March 31, 1996 and December 28, 1996

 Condensed Consolidated Statements of Income for the Three Months Ended March 29, 1997 and March 31,1996

 Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 29, 1997 and March 31,1996

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



Part II.  Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K



Signatures
----------

                        JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per-share data)

                                                   (Unaudited)
                                           ----------------------------
                                            March 29,         March 31,         December 28,
                                              1997              1996               1996
                                           -----------       ----------         -----------
CURRENT ASSETS:
    Cash and short-term investments         $    6,319       $     3,569        $         -
    Accounts receivable, net                   136,712           132,396            107,314
    Inventories:
      Finished products                         28,884            27,308             34,111
      Work-in-process                           64,716            80,184             17,688
      Materials and supplies                    37,243            34,744             46,694
                                            ----------       -----------        -----------
                                               130,843           142,236             98,493

    Deferred income taxes                       14,928            17,845             14,928
    Prepaid expenses                             2,690             2,879              2,189
    Other receivables                           25,793            26,290             24,893
                                            ----------       -----------        -----------
                                               317,285           325,215            247,817

OTHER ASSETS:
    Intangibles, net                            26,826            29,746             27,264
    Note receivable, net                        12,925            12,925             12,925
    Deferred income taxes                       11,393            15,590             11,393
    Other                                       13,777            13,078             14,166
                                            ----------       -----------        -----------
                                                64,921            71,339             65,748

PROPERTY AND EQUIPMENT                         214,603           192,850            210,925
    Accumulated depreciation                  (147,884)         (124,461)          (143,282)
                                            ----------       -----------        -----------
                                                66,719            68,389             67,643
                                            ----------       -----------        -----------
                                            $  448,925       $   464,943        $   381,208
                                            ==========       ===========        ===========

CURRENT LIABILITIES:
    Notes payable                           $   99,896       $    85,889        $    97,707
    Current maturities on long-term debt            25            50,355                  -
    Accounts payable                            14,571            14,203             14,913
    Salary, benefits and commissions            52,397            40,383             32,583
    Customer deposits                          120,187           102,546             76,034
    Other liabilities                           14,100            23,679             14,933
    Income taxes                                13,453            18,279              6,938
                                            ----------       -----------        -----------
                                               314,629           335,334            243,108

LONG-TERM DEBT                                   3,879             3,732              3,881

OTHER NON-CURRENT LIABILITIES                   15,124            16,800             21,606

SHAREHOLDERS' INVESTMENT:
    Preferred shares, $1.00 par value:
      Authorized 4,000 shares, none issued           -                 -                  -
    Common shares, $.33 1/3 par value:
      Authorized 100,000 shares
      Issued -  38,727, 38,593
      and 38,665 shares, respectively           12,909            12,883             12,888
    Capital surplus                              2,669             1,554              1,480
    Retained earnings                          103,004            97,638            101,567
    Foreign currency translation                (3,289)           (2,998)            (3,322)
                                            ----------       -----------        -----------
                                               115,293           109,077            112,613
                                            ----------       -----------        -----------
                                            $  448,925       $   464,943        $   381,208
                                            ==========       ===========        ===========

See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per-share data)

                                            Three Months Ended
                                          ----------------------
                                          March 29,    March 31,
                                            1997         1996
                                          ---------    ---------
Net Sales                                  $150,437     $141,863
Cost of products sold                        64,396       60,516
                                           --------     --------
                                             86,041       81,347
Selling and administrative expenses          67,464       67,303
                                           --------     --------
Operating Income                             18,577       14,044
Net interest expense                          1,704        2,564
                                           --------     --------
                                             16,873       11,480
Income taxes                                  6,919        4,707
                                           --------     --------
Net Income                                 $  9,954     $  6,773
                                           ========     ========
Earnings Per Common Share                  $   0.26     $   0.18
                                           ========     ========
Average shares outstanding                   38,711       38,632
                                           ========     ========
Dividends declared per common share        $   0.22     $   0.22
                                           ========     ========


See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                 Three Months Ended
                                               ----------------------
                                               March 29,    March 31,
                                                 1997         1996
                                               ---------    ---------
OPERATING ACTIVITIES

Net income                                      $ 9,954     $  6,773

Depreciation and amortization                     5,073        4,408

Changes in assets and liabilities                    90       10,836
                                                -------     --------
                                                 15,117       22,017
                                                -------     --------

INVESTING ACTIVITIES

Capital expenditures                             (3,678)      (4,613)
                                                -------     --------

FINANCING ACTIVITIES

Short-term borrowing                              2,189       (6,443)

Cash dividends                                   (8,517)      (8,500)

Other                                             1,208          686
                                                -------     --------
                                                 (5,120)     (14,257)
                                                -------     --------

Increase in cash and short-term investments     $ 6,319     $  3,147
                                                =======     ========


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

Because of the seasonal nature of the Company's business, the results of operations for the three months ended March 29, 1997, are not necessarily indicative of the results for the entire year ending December 27, 1997.

Certain items on the 1996 condensed consolidated balance sheet have been reclassified to conform to the 1997 presentation.

For further information, refer to the consolidated financial statements and footnotes in the Company's Form 10-K for the six month transition period ended December 28, 1996.

FISCAL YEAR

In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31 effective December 29, 1996, to enable better planning and internal management of its businesses. A six month transition period of July 1, 1996 through December 28, 1996 preceded the start of this new fiscal year. These financial statements reflect the first quarter results of the new fiscal year.

INVENTORIES AND COST OF PRODUCTS SOLD

The Company implemented a new inventory cost accounting system in July 1996 which provides more precise, detailed performance information by product within each line. The new system results in a more accurate valuation of inventories and recording of cost of products sold during the individual quarters, consistent with the manner used to value inventory at previous June year ends. The use of this more precise information will have no effect on annual results. However, cost of products sold reported during the six month transition period ended December 28, 1996 was higher than that which would have been reported using the prior method, with an equivalent positive effect expected in the six months ending June 28, 1997. The new inventory cost accounting system contributed to an estimated $16.9 million increase in cost of products sold and an estimated $.26 decline in earnings per share for the six months ended December 28, 1996. The new inventory cost accounting system contributed to an estimated $5.7 million decrease in cost of products sold and an estimated $.09 increase in earnings per share for the three months ended March 29, 1997. The Company expects an $11.2 million reduction in cost of goods sold and $.17 increase in earnings per share in the June quarter as a result of implementing the new inventory cost accounting system.

SALES FORCE

During fiscal 1996, the Company was approached by a group of sales representatives seeking changes in their agreements with Jostens. All of the Company's sales representatives have similar contractual arrangements, and the Company does not anticipate substantial changes to that relationship with the majority of sales representatives.

For approximately 50 representatives who serve the college market, the Company decided to change their contract status from independent sales representatives to Company employees effective July 1, 1997. The change from independent representatives to Company employees is being made to better enable the Company to address market needs and over time strengthen its position in the market. These representatives' current contracts call for a transition commission, which historically has been paid by the new sales representatives who assumed responsibility for the accounts of the outgoing representative, with the Company acting as a collection agent.

In anticipation of this change, the Company communicated offers of employment in April 1997 and notified sales representatives serving the college market that their independent contracts would not be renewed upon expiration on June 30, 1997. College sales representatives who elected to become Jostens employees will forgo their right to the transition commission in exchange for participation in a newly created severance plan as well as other employee benefit programs. As a result, the Company will recognize approximately $4.1 million of severance plan costs ratably over these representatives' estimated average remaining service period of five years. Representatives who elected not to become employees will receive estimated future transition payments from the Company of $5.7 million in exchange for helping to transition and retain existing business and for signing agreements not to compete. These costs will be recognized as a charge to operations ratably over the individual non compete periods, generally three years.

INCOME TAXES

The Company provides for income taxes in interim periods based on the effective income tax rate for the complete fiscal year.

EARNINGS PER COMMON SHARE

Earnings per share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon the exercise of dilutive stock options is not material. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Company will adopt SFAS No. 128 in the fourth quarter of 1997 as required by the pronouncement. Management does not expect that the adoption of SFAS No. 128 will have a material impact on its future computations of earnings per share.

DIVIDENDS

Dividends of $.22 per share were declared in January and paid in March in both 1997 and 1996.

PLANT CONSOLIDATION

In March 1997, the Company announced the closing of its Porterville, California, graduation announcement facility with plans to transfer all operations to the Company's announcement plant in Shelbyville, Tennessee, by October 1997. As a result, the Company recorded a pre-tax charge to operations of $3 million in the first quarter of 1997, primarily to accrue for severance and other employee-related costs, generally expected to be incurred over the course of the next 12 months. Additional costs to be incurred for relocating operations are not expected to be material.

ACQUISITION

In April 1997, the Company entered into an agreement to purchase the Gold Lance class ring brand from Town & Country Corporation for $10.8 million in cash. Under the terms of the agreement, Jostens is purchasing the Gold Lance name along with their accounts and notes receivable and tooling. Town & Country will continue to manufacture Gold Lance products through July 1997, at which time production will shift to other Jostens manufacturing facilities.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company occasionally may make statements regarding its business and markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters. To the extent such statements are not historical fact, they may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements containing the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "believe", "estimate", "projected", or similar expressions are intended to identify forward looking statements. Such forward looking statements may appear in this document or other documents, reports, press releases, and written or oral presentations made by officers of the Company to shareholders, analysts, news organizations or others. All such forward looking statements speak only as of the date on which such statement is made. No assurance can be given that the results in any forward looking statement will be achieved and actual results could be affected by one or more factors, which could cause the results to differ materially. Therefore, all forward looking statements are qualified in their entirety by such factors, including the factors listed below. Such factors may be more fully discussed periodically in the Company's subsequent filings with the Securities and Exchange Commission.

Any change in the following factors may impact the achievement of results in forward looking statements: the price of gold; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules with respect to the Company's independent sales force; the Company's relationship with its sales force; fashion and demographic trends; the general economy, especially during peak buying seasons for the Company's products and services; the ability of the Company to respond to customer change orders and delivery schedules; competitive pricing and program changes; and continued success in improvements in operating efficiencies.

The foregoing factors are not exhaustive and new factors may emerge or changes to the foregoing factors may occur which would impact the Company's business.


RESULTS OF OPERATIONS

Net sales for the three months ended March 29, 1997, were $150.4 million representing an increase of $8.6 million, or 6 percent, over the comparable prior-year period. The sales improvement was driven by gains in the Graduation Products business where successful efforts to reduce the seasonality of the order-entry and manufacturing processes have transferred some sales volume into the first quarter from the second quarter.

Cost of products sold was $64.4 million for the current quarter compared with $60.5 million for the year-earlier period. Costs as a percentage of sales were
42.8 percent, compared with 42.7 percent in the same period last year. The Company implemented a new inventory cost accounting system in July 1996 which provides more precise, detailed performance information by product within each line. The new system results in a more accurate valuation of inventories and recording of cost of products sold during the individual quarters, consistent with the manner used to value inventory at previous June year ends. The use of this more precise information will have no effect on annual results. However, cost of products sold reported during the six months ended December 28, 1996 was higher than that which would have been reported using the prior method, with an equivalent positive effect expected in the six months ending June 28, 1997. The new inventory cost accounting system contributed to an estimated $16.9 million increase in cost of products sold and an estimated $.26 decline in earnings per share for the six months ended December 28, 1996. The new inventory cost accounting system contributed to an estimated $5.7 million decrease in cost of products sold and an estimated $.09 increase in earnings per share for the three months ended March 29, 1997. The decrease in cost of products sold resulting from the implementation of the new inventory cost accounting system was partially offset by a $3 million charge associated with the closing of one of the Company's two announcement plants (see subsequent discussion under "Plant Consolidation") along with the shift of Graduation Products business sales volume into the first quarter. The Company expects an $11.2 million reduction in cost of goods sold and $.17 increase in earnings per share in the June quarter as a result of implementing the new inventory cost accounting system.

Selling and administrative expenses were $67.5 million for the quarter compared with $67.3 million in the comparable prior-year period. As a percentage of sales, selling and administrative expenses in the March 1997 quarter declined to
44.8 percent, compared with 47.4 percent in the prior-year period. The decline primarily related to a shift in the timing of certain selling and administrative activities to later quarters along with a continued emphasis on cost management.

Net interest expense in the first quarter of 1997 was $1.7 million compared with $2.6 million in the comparable prior-year period. The decrease in net interest expense corresponds with reduced borrowing levels in the March 1997 quarter when compared to the year-earlier period. Borrowing levels were lower in the 1997 period primarily as a result of an acceleration of customer deposit collections in the Printing business.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities and short-term borrowings have been Jostens principal sources of liquidity. Cash generated from these activities has been used primarily for dividends and capital expenditures.

Operating activities provided cash of $15.1 million in the first quarter of 1997 primarily due to first quarter 1997 net income of $10 million. The change in assets and liabilities for the quarter ended March 1997 provided minimal cash as increases in customer deposits ($44.2 million) and salary, benefits and commissions ($19.8 million) were offset by increases in inventories ($32.4 million), accounts receivable ($29.4 million), other receivables ($900,000) and prepaids ($500,000). The increases in customer deposits, salaries, benefits and commissions, inventories and accounts receivable balances reflect the seasonality of the business, evident when comparing the December and March month-end balances.

In comparison to the prior-year quarter ended March 1996, the Company provided $6.9 million less cash from operating activities in the quarter ended March 1997. This reduction is primarily due to the reduction in liabilities related to the sale of Jostens Learning Corporation (JLC) as well as the reduction in non-current liabilities due to a $6.1 million contribution made in the first quarter to fund the Company's pension liability.

Because most of the Company's sales volume occurs in the quarters ending in December and June, Jostens usually requires interim financing of inventories and receivables. To provide the necessary financing, the Company maintains a $150 million bank credit agreement which is reduced by commercial paper outstanding. At March 29, 1997, $50.1 million was available under the bank credit agreement as a result of $99.9 million in outstanding borrowings. In addition, the Company had unsecured demand facilities with three banks totaling $84.7 million at the end of the first quarter. These demand facilities are renegotiated periodically based on the anticipated seasonal needs for short-term financing.

Management believes that cash expected to be generated from operating activities, together with credit available under the bank credit agreement and demand facilities, will be sufficient to fund planned capital expenditures, dividends and any incremental working capital requirements in 1997.

CAPITAL EXPENDITURES AND PRODUCT DEVELOPMENT

The Company invested $3.7 million in capital expenditures during the first quarter of 1997 compared with $4.6 million in the prior-year period. Major projects included continued upgrades to manufacturing technology along with the replacement of school products, recognition and corporate management information systems.


SALE OF JOSTENS LEARNING CORPORATION

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

As part of the JLC sale, Jostens also agreed to pay $13 million over two years to fund certain JLC existing liabilities; $12.7 million has been paid through March 29, 1997. The remaining $300,000 has been accrued as part of other accrued liabilities.

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

In conjunction with JLC's efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. In November 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing on June 29, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and ranged from a 70 percent discount on the face value if redeemed by December 28, 1996, to 40 percent if redeemed by March 31, 2003. The new note was recorded at fair value using an estimated 20 percent discount rate on the $57.2 million note resulting in a discount of $35.1 million. The restructuring had no impact on the net carrying value of Jostens' investment in JLC as the $4 million reduction in the note receivable's carrying value was offset by a corresponding reduction in the deferred gain to $13.2 million ($7.3 million after tax).

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


FISCAL YEAR

In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31 effective December 29, 1996, to enable better planning and internal management of its businesses. A six month transition period of July 1, 1996 through December 28, 1996 preceded the start of this new fiscal year. These financial statements reflect the first quarter results of the new fiscal year.


COMMITMENTS AND CONTINGENCIES

Environmental. As part of its continuing environmental management program, Jostens is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings, and available environmental technology. As of March 29, 1997, the Company has identified four sites which require further investigation. However, the Company has not been designated as a potentially responsible party at any site.

During the six month period ending December 28, 1996, the Company adopted the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. Under SOP 96-1, the Company is required to assess the likelihood that an environmental liability has been incurred and accrue for the best estimate of any loss where the likelihood of incurrence is assessed as probable and the amount can be reasonably estimated. Management has assessed the likelihood that a loss has been incurred at its sites as probable and, based on findings included in a preliminary remediation report received in January 1997, estimates the potential loss to range from $1.7 million to $9.7 million. Based on a review of the remediation alternatives outlined in the report, management believes that the best estimate of the loss is $6.6 million. The Company recorded a charge to operations of $6 million during the six months ended December 28, 1996, to increase the liability for environmental costs to the revised best estimate amount contained in the preliminary remediation report.
At March 29, 1997, the current portion of this liability ($600,000) was included with "other liabilities" on the consolidated balance sheet while the long-term portion ($6 million) was included with "other non-current liabilities".

While Jostens may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries have been established as of March 29, 1997.

Sales Force. During fiscal 1996, the Company was approached by a group of sales representatives seeking changes in their agreements with Jostens. All of the Company's sales representatives have similar contractual arrangements, and the Company does not anticipate substantial changes to that relationship with the majority of sales representatives.

For approximately 50 representatives who serve the college market, the Company decided to change their contract status from independent sales representatives to Company employees effective July 1, 1997. The change from independent representatives to Company employees is being made to better enable the Company to address market needs and over time strengthen its position in the market. These representatives' current contracts call for a transition commission, which historically has been paid by the new sales representatives who assumed responsibility for the accounts of the outgoing representative, with the Company acting as a collection agent.

In anticipation of this change, the Company communicated offers of employment in April 1997 and notified sales representatives serving the college market that their independent contracts would not be renewed when they expire on June 30, 1997. College sales representatives who elected to become Jostens employees will forgo their right to the transition commission in exchange for participation in a newly created severance plan as well as other employee benefit programs. As a result, the Company will recognize approximately $4.1 million of severance plan costs ratably over these representatives' estimated average remaining service period of five years. Representatives who elected not to become employees will receive estimated future transition payments from the Company of $5.7 million in exchange for helping to transition and retain existing business and for signing agreements not to compete. These costs will be recognized as a charge to operations ratably over the individual non compete periods, generally three years. Management expects payments in future years relating to the severance plan and transition payments to be partially offset by reduced operating costs. Additionally, management believes that this change in contractual relationship will have positive business results and the associated liabilities will not have a material negative impact during future operating periods.


RESTRUCTURING UPDATE

The Company's restructuring accruals decreased by $200,000 in the first quarter of 1997 to $1.1 million at March 29, 1997 due to cash payments of $100,000 and noncash items of $100,000. The restructuring accruals are expected to be reduced by $200,000 of noncash items for the remainder of 1997 while the future cash outlay is estimated to be $400,000 for the remainder of 1997 and $500,000 in 1998 and beyond.


PLANT CONSOLIDATION

In March 1997, the Company announced the closing of its Porterville, California, graduation announcement facility with plans to transfer all operations to the Company's announcement plant in Shelbyville, Tennessee, by October 1997. As a result, the Company recorded a pre-tax charge to operations of $3 million in the first quarter of 1997, primarily to accrue for severance and other employee-related costs, generally expected to be paid over the course of the next 12 months. Additional costs to be incurred for relocating operations are not expected to be material.


ACQUISITION

In April 1997, the Company entered into an agreement to purchase the Gold Lance class ring brand from Town & Country Corporation for $10.8 million in cash. Under the terms of the agreement, Jostens is purchasing the Gold Lance name along with their accounts and notes receivable and tooling. Town & Country will continue to manufacture Gold Lance products through July 1997, at which time production will shift to other Jostens manufacturing facilities. The Company will record the acquisition in the second quarter of 1997 and anticipates no resulting, material impact on 1997 net income.

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


                              JOSTENS, INC.



Date     May  12, 1997                 /s/ Robert C. Buhrmaster
    -----------------------            ----------------------------------------
                                       Robert C. Buhrmaster
                                       President and Chief Executive Officer


                                       /s/ Trudy A. Rautio
                                       ----------------------------------------
                                       Trudy A. Rautio
                                       Senior Vice President and Chief Financial
                                       Officer