Form 10-Q
period 1997-06-28
JOSTENS INC
filed 1997-08-11
CIK 54050

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________ Commission file number 1-5064


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
The number of shares outstanding of the registrant's only class of common stock on August 1, 1997 was 39,171,570.

                                 JOSTENS, INC.

                                     INDEX



Part I.   Financial Information
------------------------------

Item 1.   Financial Statements (Unaudited):

  Condensed Consolidated Balance Sheets as of June 28, 1997, June 30, 1996 and December 28, 1996

  Condensed Consolidated Statements of Income for the Three and Six Months Ended June 28, 1997 and June 30, 1996

  Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 28, 1997 and June 30, 1996

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


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K



Signatures
----------

                        JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per-share data)

                                             (Unaudited)
                                             -----------
                                               June 28,   June 30,  December 28,
                                                 1997       1996       1996
                                             -----------  --------- ------------
CURRENT ASSETS:
  Cash and short-term investments             $  14,369   $  13,307  $      --
  Accounts receivable, net                      138,503     130,159    107,314
  Inventories:
    Finished products                            24,065      20,147     34,111
    Work-in-process                              30,480      29,175     17,688
    Materials and supplies                       22,177      29,646     46,694
                                              ---------   ---------  ---------
                                                 76,722      78,968     98,493

  Deferred income taxes                          14,928      14,832     14,928
  Prepaid expenses                                2,469       1,833      2,189
  Other receivables                              12,218      12,241     24,893
                                              ---------   ---------  ---------
                                                259,209     251,340    247,817
OTHER ASSETS:
  Intangibles, net                               34,826      28,332     27,264
  Note receivable, net                           12,925      12,925     12,925
  Deferred income taxes                          11,393      11,374     11,393
  Other                                          12,990      12,966     14,166
                                              ---------   ---------  ---------
                                                 72,134      65,597     65,748

PROPERTY AND EQUIPMENT                          217,790     188,251    210,925
  Accumulated depreciation                     (151,999)   (121,214)  (143,282)
                                              ---------   ---------  ---------
                                                 65,791      67,037     67,643
                                              ---------   ---------  ---------
                                              $ 397,134   $ 383,974  $ 381,208
                                              =========   =========  =========
CURRENT LIABILITIES:
  Notes payable                               $  70,242   $  27,587  $  97,707
  Current maturities on long-term debt               --      50,025         --
  Accounts payable                               13,921      16,276     14,913
  Salary, benefits and commissions               63,020      54,303     32,583
  Customer deposits                              43,746      37,608     76,034
  Dividends payable                                  --       8,505         --
  Other liabilities                              12,442      20,837     14,933
  Income taxes                                   24,031      27,322      6,938
                                              ---------   ---------  ---------
                                                227,584     242,463    243,108

OTHER NON-CURRENT LIABILITIES                    19,586      19,710     25,487

SHAREHOLDERS' INVESTMENT:
  Preferred shares, $1.00 par value:
    Authorized 4,000 shares, none issued             --          --         --
  Common shares, $.33 1/3 par value:
    Authorized 100,000 shares issued --
     38,780, 38,656 and 38,665 shares,
     respectively                                13,002      12,884     12,888
    Capital surplus                               7,776       1,316      1,480
    Retained earnings                           132,755     110,872    101,567
    Foreign currency translation                 (3,569)     (3,271)    (3,322)
                                              ---------   ---------  ---------
                                                149,964     121,801    112,613
                                              ---------   ---------  ---------
                                              $ 397,134   $ 383,974  $ 381,208
                                              =========   =========  =========

See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per-share data)

                                             Three Months Ended         Six Months Ended
                                            ---------------------     ---------------------
                                            JUNE 28,     JUNE 30,     JUNE 28,     JUNE 30,
                                              1997         1996         1997         1996
                                            --------     --------     --------     --------
Net Sales                                   $297,316     $289,753     $447,753     $431,616

Cost of products sold                        146,291      151,929      210,687      212,445
                                            --------     --------     --------     --------

                                             151,025      137,824      237,066      219,171

Selling and administrative expenses           84,633       84,094      152,097      151,397
                                            --------     --------     --------     --------

Operating Income                              66,392       53,730       84,969       67,774

Net interest expense                           1,440        2,283        3,144        4,847
                                            --------     --------     --------     --------

                                              64,952       51,447       81,825       62,927

Income taxes                                  26,629       21,081       33,548       25,788
                                            --------     --------     --------     --------

Net Income                                  $ 38,323     $ 30,366     $ 48,277     $ 37,139
                                            ========     ========     ========     ========

Earnings Per Common Share                   $   0.98     $   0.79     $   1.24     $   0.96
                                            ========     ========     ========     ========

Average shares outstanding                    38,837       38,652       38,780       38,641
                                            ========     ========     ========     ========

Dividends declared per common share         $   0.22     $   0.22     $   0.44     $   0.44
                                            ========     ========     ========     ========

See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                          Six Months Ended
                                                        ---------------------
                                                        June 28,     June 30,
                                                          1997         1996
                                                        --------     --------
OPERATING ACTIVITIES

Net income                                              $ 48,277     $ 37,139

Depreciation and amortization                             10,248        7,755

Changes in assets and liabilities                         10,074       56,214
                                                        --------     --------

                                                          68,599      101,108
                                                        --------     --------
INVESTING ACTIVITIES

Capital expenditures                                      (7,763)      (6,966)

Advance on business acquisition                           (8,500)           -
                                                        --------     --------

                                                         (16,263)      (6,966)
                                                        --------     --------
FINANCING ACTIVITIES

Short-term borrowing                                     (27,283)     (64,745)

Cash dividends                                           (17,089)     (17,128)

Stock options                                              6,494          877

Other                                                        (89)        (261)
                                                        --------     --------

                                                         (37,967)     (81,257)
                                                        --------     --------

Increase in cash and short-term investments             $ 14,369     $ 12,885
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

Because of the seasonal nature of the Company's business, the results of operations for the six months ended June 28, 1997, are not necessarily indicative of the results for the entire 1997 year.

Certain items on the December 1996 condensed consolidated balance sheet have been reclassified to conform to the 1997 presentation.

For further information, refer to the consolidated financial statements and footnotes in the Company's Form 10-K for the six month transition period ended December 28, 1996.

FISCAL YEAR

In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31 effective December 29, 1996, to enable better planning and internal management of its businesses. A six-month transition period of July 1, 1996, through December 28, 1996, preceded the start of this new fiscal year. These financial statements reflect the results of the first six months of the new fiscal year.

INVENTORIES AND COST OF PRODUCTS SOLD

The Company implemented a new inventory cost accounting system in July 1996 which provides more precise, detailed performance information by product within each line. The new system results in a more accurate valuation of inventories and recording of cost of products sold during the individual quarters, consistent with the manner used to value inventory at previous June year ends. The use of this more precise information will have no effect on annual results. However, cost of products sold reported during the six-month transition period ended December 28, 1996, was higher than that which would have been reported using the prior method, with an equivalent positive effect realized in the six months ending June 28, 1997. The new inventory cost accounting system contributed to an estimated $11.2 million reduction in cost of products sold and $.17 increase in earnings per share for the quarter. For the six months ending June 28, 1997, the new inventory cost accounting system contributed to an estimated $16.9 million reduction in cost of products sold and $.26 increase in earnings per share.

INTEREST RATE SWAP AGREEMENT

In May 1997, the Company entered into a six-month interest rate swap commencing July 7, 1997, as a means of managing its interest rate risk. Under terms of the agreement, the Company will pay interest at a rate of 6 percent and will receive interest weekly at a floating rate equal to the seven-day U.S. commercial paper rate, without the exchange of the underlying notional amount upon which the payments are based. The notional amount of the agreement changes weekly based on the company's planned borrowing needs and ranges from $21.5 million to $65.6 million. The difference to be paid or received from counterparties as interest rates change will be included in other liabilities or assets, with the corresponding amount accrued and recognized as an adjustment of interest expense related to the debt.

The fair values of the swap agreement will not be recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements will be deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income during the same period as the debt extinquishment.

SALES FORCE

During fiscal 1996, the Company was approached by a group of sales representatives seeking changes in their agreements with Jostens. All of the Company's sales representatives had similar contractual arrangements.

For approximately 50 representatives who serve the college market, the Company changed their contract status from independent sales representatives to Company employees effective July 1, 1997. The change from independent representatives to Company employees was made to better enable the Company to address market needs and over time strengthen its position in the market. These representatives' previous contracts called for a transition commission, which historically had been paid by the new sales representatives who assumed responsibility for the accounts of the outgoing representative, with the Company acting as a collection agent.

In anticipation of this change, the Company communicated offers of employment in April 1997 and notified sales representatives serving the college market that their independent contracts would not be renewed upon expiration on June 30, 1997. College sales representatives who elected to become Jostens employees forfeited their right to the transition commission in exchange for participation in a newly created severance plan as well as other employee benefit programs.
As a result, the Company will recognize approximately $4.1 million of severance plan costs ratably over these representatives' estimated average remaining service period of five years. Representatives who elected not to become employees will receive estimated future transition payments from the Company of $5.3 million in exchange for helping to transition and retain existing business and for signing agreements not to compete. These costs will be recognized as a charge to operations ratably over the individual non-compete periods, generally three years.

In addition, the Company in the second quarter communicated contractual changes and policy clarifications to the approximately 350 independent sales representatives who serve the high school Jewelry and Graduation Products markets. The changes and clarifications, which took effect July 1 and do not affect the rep's independent status, are intended to better align the interests of the sales force with the Company's interest.

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

DIVIDENDS

Dividends of $.22 per share were declared and paid in the second quarter in both 1997 and 1996.

SHARE REPURCHASE

In July 1997, Jostens' board of directors authorized the repurchase of up to $100 million in shares of the Company's common stock. Under the authorization, shares will be repurchased periodically in the open market and through privately negotiated transactions. The repurchase will be funded from the Company's cash and short-term investment balance, as well as short-term borrowings.

PLANT CONSOLIDATION

In March 1997, the Company announced the closing of its Porterville, Calif., graduation announcement facility, with plans to transfer all operations to the Company's announcement plant in Shelbyville, Tenn., by October 1997. As a result, the Company recorded a pre-tax charge to operations of $3 million in the first quarter of 1997, primarily to accrue for severance and other employee-related costs, generally expected to be incurred over the following 12 months. During the second quarter, the Company revised its initial estimate and reduced the reserve by $750,000.

ACQUISITION

In April 1997, the Company entered into an agreement to purchase, the Gold Lance class ring brand from Town & Country Corporation for $10.8 million in cash, subject to adjustment. Under the terms of the agreement, Jostens purchased the Gold Lance name, accounts and notes receivable and tooling. Town & Country Corporation continued to manufacture Gold Lance products for its own account through July 31, 1997, at which time the acquisition took effect. As of June 28, 1997, the Company had advanced $8.5 million to Town & Country Corporation under terms of the purchase agreement. The advance is reflected on the condensed consolidated balance sheet under the caption "Intangibles, net."

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company occasionally may make statements regarding its business and markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters. To the extent such statements are not historical fact, they may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believe," "estimate," "projected," or similar expressions are intended to identify forward-looking statements. Such forward-looking statements may appear in this document or other documents, reports, press releases and written or oral presentations made by officers of the Company to shareholders, analysts, news organizations or others. All such forward-looking statements speak only as of the date on which such statement is made. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause the results to differ materially. Therefore, all forward-looking statements are qualified in their entirety by such factors, including the factors listed below. Such factors may be more fully discussed periodically in the Company's subsequent filings with the Securities and Exchange Commission.

Any change in the following factors may impact the achievement of results in forward-looking statements: the price of gold; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules with respect to the Company's independent sales force; the Company's relationship with its sales force; fashion and demographic trends; the general economy, especially during peak buying seasons for the Company's products and services; the ability of the Company to respond to customer change orders and delivery schedules; competitive pricing and program changes; and continued success in improving in operating efficiencies.

The foregoing factors are not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact the Company's business.


RESULTS OF OPERATIONS

Net sales for the three and six months ended June 28, 1997, were $297.3 million and $447.8 million, respectively, representing an increase of 2.6 percent and
3.7 percent, over the comparable prior-year periods. The sales improvement was driven by increases in sales volume and pricing in the Company's three largest business lines-Printing & Publishing, Jewelry and Graduation Products.

Cost of products sold was $146.3 million and $210.7 million, respectively, for the three and six months ended June 28, 1997. Costs as a percentage of sales for the three and six-month periods were 49.2 percent and 47.1 percent, compared with 52.4 percent and 49.2 percent in the same periods last year. The decrease is primarily the result of the new inventory cost accounting system implemented in July 1996 which provides more precise, detailed performance information by product within each line. The new system results in a more accurate valuation of inventories and recording of cost of products sold during the individual quarters, consistent with the manner used to value inventory at previous June year ends. The use of this more precise information will have no effect on annual results. However, cost of products sold reported during the six months ended December 28, 1996 was higher than that which would have been reported using the prior method, with an equivalent positive effect realized in the six months ending June 28, 1997. The new inventory cost accounting system contributed to an estimated $11.2 million reduction in cost of products sold and $.17 increase in earnings per share for the quarter. For the six months ending June 28, 1997, the new inventory cost accounting system contributed to an estimated $16.9 million reduction in cost of products sold and $.26 increase in earnings per share. The positive impact that the new accounting system had on the Company's net results for the six-month period was partially offset by a $2.3 million charge associated with the closing of one of the Company's two Graduation announcement plants (see subsequent discussion under "Plant Consolidation").

Selling and administrative expenses were $84.6 million and $152.1 million, respectively, for the three and six month period ended June 28, 1997. As a percentage of sales, selling and administrative expenses for the three and six-month periods were 28.5 percent and 34 percent, compared with 29 percent and
35.1 percent in the same periods last year. The decline primarily related to the Company's continued emphasis on cost management of both commission and non-commission expenses.

Net interest expense for the three and six months ended June 28, 1997, was $1.4 million and $3.1 million, respectively, compared with $2.3 million and $4.8 million in the comparable prior-year periods. The decrease in net interest expense corresponds with reduced borrowing levels and overall lower interest rates in the first six months of 1997 versus the year-earlier periods. Borrowing levels were lower in the 1997 periods primarily as a result of accelerated customer deposit collections in the Printing & Publishing business, partially offset by the $8.5 million advanced to Town & Country Corporation for the purchase of Gold Lance. (See subsequent discussion under "Capital Expenditures, Product Development and Aquisition.")


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities and short-term borrowings have been Jostens principal sources of liquidity during the six-month period. Cash generated from these activities has been used primarily for dividends, capital expenditures, and the purchase of Gold Lance.

Operating activities provided cash of $68.6 million for the six months ended June 28, 1997, primarily due to the 1997 year-to-date net income of $48.3 million. The change in assets and liabilities for the six-month period provided minimal cash as an increase in salary, benefits, and commissions payable ($30.4 million) and decreases in inventories ($21.8 million) and other receivables ($12.7 million) were offset by a decrease in customer deposits ($32.3 million) and an increase in accounts receivable ($31.2 million). These asset and liability fluctuations reflect the seasonality of the business, evident when comparing the December and June month-end balances.

Compared with the six months ending in June 1996, the Company generated $32.5 million less cash from operating activities in the six months ended June 1997. This reduction is due to the decrease in liabilities related to the sale of Jostens Learning Corporation (JLC), an increase in accounts receivables due to late June billings in the Printing & Publishing business, accelerated salary and wage payments as a result of the Porterville closing, and a $6.1 million contribution to fund the Company's pension liability. Additionally, due to Printing & Publishing's accelerated customer deposit program, the decrease in customer deposits was larger during the six months ended June 1997 than during the same six-month period in the prior year.

Because most of the Company's sales volume occurs in the quarters ending in June and December, Jostens usually requires interim financing of inventories and receivables. To provide the necessary financing, the Company has maintained a $150 million bank credit agreement that is reduced by commercial paper outstanding. The Company's credit line under this agreement was increased in July 1997 to $180 million. At June 28, 1997, $79.6 million was available under the bank credit agreement as a result of $70.4 million in outstanding borrowings. In addition, the Company had unsecured demand facilities available with three banks totaling $84.7 million at the end of the second quarter. These demand facilities are renegotiated periodically based on the anticipated seasonal needs for short-term financing. There were no borrowings outstanding under these demand facilities at June 28, 1997.

Management believes that cash expected to be generated from operating activities, together with credit available under the bank credit agreement and demand facilities, will be sufficient to fund planned capital expenditures, dividends and any incremental working capital requirements in 1997.

SHARE REPURCHASE

In July 1997, Jostens' board of directors authorized the repurchase of up to $100 million in shares of the Company's common stock. Under the authorization, shares will be repurchased periodically in the open market and through privately negotiated transactions. The repurchase will be funded from the Company's cash and short-term investment balance, as well as short-term borrowings.


CAPITAL EXPENDITURES, PRODUCT DEVELOPMENT AND ACQUISITION

Capital expenditures through June 28, 1997, were $7.8 million, approximately $800,000 higher than the comparable period in 1996. Major projects included continued upgrades to manufacturing technology along with the replacement of school products, recognition and corporate management information systems.

In April 1997, the Company entered into an agreement to purchase the Gold Lance class ring brand from Town & Country Corporation for $10.8 million in cash, subject to adjustment. Under the terms of the agreement, Jostens purchased the Gold Lance name along with its accounts and notes receivable and tooling. Town & Country Corporation continued to manufacture Gold Lance products for its own account through July 31, 1997, at which time the acquisition took effect. As of June 28, 1997, the Company had advanced $8.5 million to Town & Country Corporation under terms of the purchase agreement. The advance is reflected on the condensed consolidated balance sheet under the caption "Intangibles, net."


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

As part of the JLC sale, Jostens also agreed to pay $13 million over two years to fund certain JLC existing liabilities. As of June 28, 1997, the entire $13 million has been paid.

In October 1995, the Company sold its Wicat Systems business to Wicat Acquisition Corp., a private investment group. Wicat Systems was the small, computer-based aviation training subsidiary of JLC that was retained in the sale of JLC but held for sale. The Company received $1.5 million in cash plus a promissory note for approximately $150,000 from the sale. The Company treated Wicat Systems as a discontinued operation in June 1995, pending the sale of the business.

A transaction gain of $11.1 million ($5.8 million after tax) was originally recorded at the time of the JLC sale and deferred in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity. In October 1995, the deferred gain increased to $17.2 million ($9.7 million after tax) as a result of the sale of Wicat ($5.3 million) and some accrual settlements ($800,000).

In conjunction with its efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. In November 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third-party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing on June 29, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and range from a 65 percent discount on the face value if redeemed by December 27, 1997, to 40 percent if redeemed by March 31, 2003. The new note was recorded at fair value using an estimated 20 percent discount rate on the $57.2 million note, resulting in a discount of $35.1 million. The restructuring had no impact on the net carrying value of Jostens' investment in JLC as the $4 million reduction in the note receivable's carrying value was offset by a corresponding reduction in the deferred gain to $13.2 million ($7.3 million after tax).

The adjusted $13.2 million gain and interest on the notes receivable will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. The deferred gain is presented in the condensed consolidated balance sheet as an offset to notes receivable. The notes receivable balance represents amounts owed by JLC related to the sale of JLC net of a $35.1 million discount and the deferred gain. Despite the equity infusion and restructuring of Jostens' interests in JLC, there is no guarantee that JLC will be able to repay the note. JLC incurred losses in both 1996 and 1995; however, the Company believes that such carrying value is not impaired based on current facts and circumstances.


FISCAL YEAR

In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31 effective December 29, 1996, to enable better planning and internal management of its businesses. A six-month transition period of July 1, 1996, through December 28, 1996, preceded the start of this new fiscal year. These financial statements reflect the results of the first six months of the new fiscal year.


COMMITMENTS AND CONTINGENCIES

Environmental. As part of its continuing environmental management program, Jostens is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of June 28, 1997, the Company has identified four sites requiring further investigation. However, the Company has not been designated as a potentially responsible party at any site.

During the six-month period ending December 28, 1996, the Company adopted the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. Under SOP 96-1, the Company is required to assess the likelihood that an environmental liability has been incurred and to accrue for the best estimate of any loss where the likelihood of incurrence is assessed as probable and the amount can be reasonably estimated. Management has assessed the likelihood that a loss has been incurred at its sites as probable and, based on findings included in a preliminary remediation report received in January 1997, estimates the potential loss to range from $1.7 million to $9.7 million. Based on a review of the remediation alternatives outlined in the report, management believes that the best estimate of the loss is $6.6 million. The Company recorded a charge to operations of $6 million during the six months ended December 28, 1996, to increase the liability for environmental costs to the revised best estimate amount contained in the preliminary remediation report.
As of June 28, 1996, payments of $219,000 had been applied against the reserve, thus reducing the current portion of this liability to $381,000. The current portion of the reserve was included with "other liabilities" on the consolidated balance sheet, while the long-term portion ($6 million) was included with "other non-current liabilities."

While Jostens may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries were established as of June 28, 1997.

Sales Force. During fiscal 1996, the Company was approached by a group of sales representatives seeking changes in their agreements with Jostens. All of the Company's sales representatives had similar contractual arrangements.

For approximately 50 representatives who serve the college market, the Company changed their contract status from independent sales representatives to Company employees effective July 1, 1997. As of July 1, all college sales positions were filled either with incumbents or new sales professionals. The change from independent representatives to Company employees was made to better enable the Company to address market needs and over time strengthen its position in the market. These representatives' previous contracts called for a transition commission, which historically had been paid by the new sales representatives who assumed responsibility for the accounts of the outgoing representative, with the Company acting as a collection agent.

In anticipation of this change, the Company communicated offers of employment in April 1997 and notified sales representatives serving the college market that their independent contracts would not be renewed when they expire on June 30, 1997. College sales representatives who elected to become Jostens employees forfeited their right to the transition commission in exchange for participation in a newly created severance plan as well as other employee benefit programs. As a result, the Company will recognize approximately $4.1 million of severance plan costs ratably over these representatives' estimated average remaining service period of five years. Representatives who elected not to become employees will receive estimated future transition payments from the Company of $5.3 million in exchange for helping to transition and retain existing business and for signing agreements not to compete. These costs will be recognized as a charge to operations ratably over the individual non-compete periods, generally three years. Management expects payments in future years relating to the severance plan and transition payments to be partially offset by reduced operating costs. Additionally, management believes that this change in contractual relationship will have positive business results and the associated liabilities will not have a material negative impact during future operating periods.

In addition, the Company in the second quarter communicated contractual changes and policy clarifications to the approximately 350 independent sales representatives who serve the high school Jewelry and Graduation Products markets. The changes and clarifications, which took effect July 1 and do not affect the rep's independent status, are intended to better align the interests of the sales force with the Company's interest in generating and retaining mutually profitable business. The Company expects that the changes and clarifications will enable it to improve processes, expand the use of organized marketing programs and more broadly institute effective performance-based management principles in the organization. Minimal unplanned turnover among the sales force has resulted from the changes and clarifications.


RESTRUCTURING UPDATE

The Company's restructuring accruals decreased by cash payments of $200,000 in the second quarter to $900,000 at June 28, 1997. The restructuring accruals are expected to be reduced by $200,000 of noncash items for the remainder of 1997 while the future cash outlay is estimated to be $200,000 for the remainder of 1997 and $500,000 in 1998 and beyond.

PLANT CONSOLIDATION

In March 1997, the Company announced the closing of its Porterville, Calif., graduation announcement facility, with plans to transfer all operations to the Company's announcement plant in Shelbyville, Tenn., by October 1997. As a result, the Company recorded a pre-tax charge to operations of $3 million in the first quarter of 1997, primarily to accrue for severance and other employee-related costs, generally expected to be incurred over the following 12 months. During the second quarter, the Company revised its initial estimate and reduced the reserve by $750,000.

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


                                 JOSTENS, INC.



Date  August 11, 1997               /s/ Robert C. Buhrmaster
      ---------------               --------------------------------
                                    Robert C. Buhrmaster
                                    President and Chief Executive Officer


                                    /s/ William Schlukebier
                                    ----------------------------------------
                                    William Schlukebier
                                    Principal Accountant