Form 10-Q
period 1997-09-27
JOSTENS INC
filed 1997-11-12
CIK 54050

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________ Commission file number 1-5064
                               ------


                                JOSTENS, INC.
 -------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Minnesota                              41-0343440
       -----------------------                 -----------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)


 5501 Norman Center Drive, Minneapolis, Minnesota             55437
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                612-830-3300
-------------------------------------------------------------------------------
             (Registrant's telephone number including area code)


-------------------------------------------------------------------------------
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

The number of shares outstanding of the registrant's only class of common stock on November 3, 1997 was 38,871,970.

                                JOSTENS, INC.

                                    INDEX



Part I.  Financial Information
------------------------------

Item 1. Financial Statements (Unaudited):

 Condensed Consolidated Balance Sheets as of September 27, 1997, September 30, 1996 and December 28, 1996

 Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 27, 1997 and September 30,1996

 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 1997 and September 30,1996

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



Part II.  Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K



Signatures
----------

                       JOSTENS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per-share data)


                                                  (Unaudited)
                                          ----------------------------
                                          September 27,  September 30,  December 28,
                                             1997           1996           1996
                                          ------------   ------------   ------------
CURRENT ASSETS:
    Cash and short-term investments       $       -      $     859      $       -
    Accounts receivable, net                109,076        109,151        107,314
    Inventories:
      Finished products                      36,010         32,634         40,174
      Work-in-process                        22,106         22,078         28,176
      Materials and supplies                 29,935         39,381         30,143
                                          ----------     ----------     ----------
                                             88,051         94,093         98,493

    Deferred income taxes                    14,928         14,832         14,928
    Prepaid expenses                          2,834          2,223          2,189
    Other receivables                        24,617         23,980         24,893
                                          ----------     ----------     ----------
                                            239,506        245,138        247,817

OTHER ASSETS:
    Intangibles, net                         31,121         27,861         27,264
    Note receivable, net                     12,925         12,925         12,925
    Deferred income taxes                    11,393         11,374         11,393
    Other                                    13,001         15,054         14,166
                                          ----------     ----------     ----------
                                             68,440         67,214         65,748

PROPERTY AND EQUIPMENT                      224,887        190,176        210,925
    Accumulated depreciation               (154,998)      (124,210)      (143,282)
                                          ----------     ----------     ----------
                                             69,889         65,966         67,643
                                          ----------     ----------     ----------
                                          $ 377,835      $ 378,318      $ 381,208
                                          ==========     ==========     ==========

CURRENT LIABILITIES:
    Notes payable                         $ 143,927      $ 165,441      $  97,707
    Accounts payable                         14,596         14,836         14,913
    Salary, benefits and commissions         23,165         22,802         32,583
    Customer deposits                        25,187         22,075         76,034
    Other liabilities                        11,120         12,778         14,933
    Income taxes                             10,015          3,558          6,938
                                          ----------     ----------     ----------
                                            228,010        241,490        243,108

OTHER NON-CURRENT LIABILITIES                18,829         19,953         25,487

SHAREHOLDERS' INVESTMENT:
    Preferred shares, $1.00 par value:
      Authorized 4,000 shares, none issued        -              -              -
    Common shares, $.33 1/3 par value:
      Authorized 100,000 shares,
      Issued -  38,842, 38,662
      and 38,665 shares, respectively        12,947         12,887         12,888
    Capital surplus                           3,659          1,409          1,480
    Retained earnings                       117,959        105,850        101,567
    Foreign currency translation             (3,569)        (3,271)        (3,322)
                                          ----------     ----------     ----------
                                            130,996        116,875        112,613
                                          ----------     ----------     ----------

                                          $ 377,835      $ 378,318      $ 381,208
                                          ==========     ==========     ==========

See notes to condensed consolidated financial statements

                       JOSTENS, INC. AND SUBSIDIARIES
          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per-share data)



                                          Three Months Ended             Nine Months Ended
                                     ----------------------------  -----------------------------
                                     September 27,  September 30,  September 27,  September 30,
                                         1997           1996           1997           1996
                                     -------------- -------------- -------------- --------------
Net Sales                               $  109,079     $  105,399     $  556,832     $  537,015

Cost of products sold                       63,408         60,847        274,095        273,292
                                      ------------   ------------   ------------   ------------

                                            45,671         44,552        282,737        263,723

Selling and administrative expenses         54,804         51,155        206,901        202,552
                                      ------------   ------------   ------------   ------------

Operating Income (Loss)                     (9,133)        (6,603)        75,836         61,171

Net interest expense                         1,354          1,917          4,498          6,764
                                      ------------   ------------   ------------   ------------

                                           (10,487)        (8,520)        71,338         54,407

Income taxes                                (4,300)        (3,493)        29,248         22,295
                                      ------------   ------------   ------------   ------------

Net Income (Loss)                        $  (6,187)     $  (5,027)     $  42,090      $  32,112
                                      ============   ============   ============   ============

Earnings (Loss) Per Common Share         $   (0.16)     $   (0.13)     $    1.08      $    0.83
                                      ============   ============   ============   ============

Average shares outstanding                  38,987         38,656         38,840         38,646
                                      ============   ============   ============   ============

Dividends declared per common share      $    0.22      $       -      $    0.66      $    0.44
                                      ============   ============   ============   ============


See notes to condensed consolidated financial statements

                        JOSTENS, INC. AND SUBSIDIARIES
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                Nine Months Ended
                                           ----------------------------
                                           September 27,  September 30,
                                               1997           1996
                                           ------------   ------------
OPERATING ACTIVITIES

Net income                                 $    42,090    $    32,112

Depreciation and amortization                   15,875         12,331

Changes in assets and liabilities              (57,608)       (31,924)
                                           ------------   ------------

                                                   357         12,519
                                           ------------   ------------

INVESTING ACTIVITIES

Capital expenditures                           (14,325)       (10,265)

Business acquisition                            (8,500)             -
                                           ------------   ------------

                                               (22,825)       (10,265)
                                           ------------   ------------

FINANCING ACTIVITIES

Short-term borrowing                            46,220         73,109

Reduction in long-term notes                      (292)       (49,852)

Cash dividends                                 (25,698)       (25,628)

Stock options                                   11,150            554

Share repurchases                               (8,962)             -

Other                                               50              -
                                           ------------   ------------

                                                22,468         (1,817)
                                           ------------   ------------
Increase in cash and short-term
 investments                               $         -    $       437
                                           ============   ============

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

Because of the seasonal nature of the Company's business, the results of operations for the nine months ended September 27, 1997, are not necessarily indicative of the results for all of 1997.

Certain items on the September and December 1996 condensed consolidated balance sheet have been reclassified to conform to the 1997 presentation.

For further information, refer to the consolidated financial statements and footnotes in the Company's Form 10-K for the six-month transition period ended December 28, 1996.

FISCAL YEAR

In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31 effective December 29, 1996, to enable better planning and internal management of its businesses. A six-month transition period of July 1, 1996, through December 28, 1996, preceded the start of this new fiscal year. These financial statements reflect the results of the first nine months of the 1997 calendar year.

INVENTORIES AND COST OF PRODUCTS SOLD

The Company implemented a new inventory cost accounting system in July 1996 which provides more precise, detailed performance information by product within each line. The new system results in a more accurate valuation of inventories and recording of cost of products sold during the individual quarters, consistent with the manner used to value inventory at previous June year ends. The use of this more precise information will have no effect on annual results. As a result of this implementation, cost of products sold reported during the six months ended December 28, 1996, was $16.9 million ($.26 per share) higher than what would have been reported using the prior method, while cost of products sold in the six months ended June 28, 1997, had an equal positive impact. Implementation of the new cost accounting system does not impact the comparability of reported cost of products sold or earnings per share for the quarter ended September 27, 1997, since the new cost accounting system was in place for both the 1997 and 1996 periods.

INTEREST RATE SWAP AGREEMENT

In May 1997, the Company entered into a six-month interest rate swap which commenced July 7, 1997, as a means of managing its interest rate risk. Under terms of the agreements, the Company pays interest at a rate of 6 percent and receives interest weekly at a floating rate equal to the seven-day U.S. commercial paper rate, without the exchange of the underlying notional amount upon which the payments are based. The notional amount of the agreement changes weekly based on the Company's planned borrowing needs and ranges from $21.5 million to $65.6 million. In addition, in October 1997, the Company entered into a twelve-month interest rate swap that will commence on December 29, 1997. Under the terms of the agreement, the Company will pay interest at a rate of
5.89 percent and will receive interest weekly at a floating rate equal to the seven-day U.S. commercial paper rate, without the exchange of the underlying notional amount upon which the payments are based. The notional amount of the agreement changes weekly based on the company's planned borrowing needs and ranges from $35 million to $85 million. The difference to be paid or received from counterparties as interest rates change will be included in other liabilities or assets, with the corresponding amount accrued and recognized as an adjustment of interest expense related to the debt. There were no material interest rate differences as of September 27, 1997.

The fair values of the swap agreements will not be recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements will be deferred as an adjustment to the carrying amount of the outstanding debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. If a designated debt obligation is extinguished early, any realized or unrealized gain or loss from the swap would be recognized in income during the same period as the debt extinguishment.

SALES FORCE

For sales representatives who serve the college market, the Company changed their contract status from independent sales representatives to Company employees effective July 1, 1997. The change from independent representatives to Company employees was made to better enable the Company to address market needs and over time strengthen its position in the market. These representatives' previous contracts called for a transition commission, which historically had been paid by the new sales representatives who assumed responsibility for the accounts of the outgoing representative, with the Company acting as a collection agent.

In anticipation of this change, the Company communicated offers of employment in April 1997 and notified sales representatives serving the college market that their independent contracts would not be renewed upon expiration on June 30, 1997. College sales representatives who elected to become Jostens employees forfeited their right to the transition commission in exchange for participation in a newly created severance plan as well as other employee benefit programs.
As a result, the Company will recognize approximately $4.2 million of severance plan costs ratably over these representatives' estimated average remaining service period of five years. During the 1997 third quarter, the Company recognized $200,000 of these severance costs. Representatives who elected not to become employees will receive estimated future transition payments from the Company of $5.2 million in exchange for helping to transition and retain existing business and for signing agreements not to compete. These costs will be recognized as a charge to operations ratably over the individual non-compete periods, generally three years. The 1997 third quarter costs associated with non-employee representatives was $300,000.

In addition, the Company in the second quarter communicated contractual changes and policy clarifications to the approximately 350 independent sales representatives who serve the high school Jewelry and Graduation Products markets. The changes and clarifications, which took effect July 1 and do not affect the reps' independent status, are intended to better align the interests of the sales force with the Company's interest.

INCOME TAXES

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year.

EARNINGS PER COMMON SHARE

Earnings per share have been computed by dividing net income by the average number of common shares outstanding. The impact of any additional shares issuable upon the exercise of dilutive stock options is not material. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The Company will adopt SFAS No. 128 in the fourth quarter of 1997 as required by the pronouncement. Management does not expect the adoption of SFAS No. 128 to have a material impact on future computations of earnings per share.

DIVIDENDS

Dividends declared in the nine months ended September 27, 1997, were $.66 per share, up from $.44 per share in the comparable prior-year period. The increase in 1997 was due to the timing of declarations. The 1997 third-quarter dividend of $.22 per share was declared in the third quarter, while the 1996 third-quarter dividend of $.22 was declared in the fourth quarter.

SHARE REPURCHASE

In July 1997, Jostens' board of directors authorized the repurchase of up to $100 million in shares of the Company's common stock. Under the authorization, shares may be repurchased periodically in the open market and through privately negotiated transactions. The repurchase is to be funded from the Company's cash and short-term investment balance, as well as short-term borrowings. As of September 27, 1997, the Company had repurchased $9 million in common shares.

PLANT CONSOLIDATION

In March 1997, the Company announced the closing of its Porterville, Calif., graduation announcement facility, with plans to transfer all operations to the Company's announcement plant in Shelbyville, Tenn., by October. As a result, the Company recorded a pre-tax charge to operations of $3 million in the first quarter of 1997, primarily to accrue for severance and other employee-related costs, generally expected to be incurred over the following 12 months. As of September 27, 1997, the accrual decreased by $2.3 million due to incurred costs of $1.5 million and a revision to the initial estimate of $750,000 recorded in the second quarter.

ACQUISITION

In April 1997, the Company entered into an agreement to purchase, the Gold Lance class ring brand from Town & Country Corporation for $10.8 million in cash, subject to adjustment. Under the terms of the agreement, Jostens purchased the Gold Lance name, accounts and notes receivable and tooling. Town & Country Corporation continued to manufacture Gold Lance products for its own account through July 31, 1997, at which time the acquisition took effect and manufacturing moved to the Company's facilities. As of September 27, 1997, the Company had paid $8.5 million to Town & Country Corporation under terms of the purchase agreement. The remaining payment of $2.3 million is in dispute and the Company is in discussions with Town & Country Corporation concerning this portion of the purchase price.

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

Any change in the following factors may impact the achievement of results in forward-looking statements: the price of gold; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules with respect to the Company's independent sales force; the Company's relationship with its sales force; fashion and demographic trends; the general economy, especially during peak buying seasons for the Company's products and services; the ability of the Company to respond to customer change orders and delivery schedules; competitive pricing and program changes; and continued success improving operating efficiencies.

The foregoing factors are not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact the Company's business.


RESULTS OF OPERATIONS

Net sales for the three and nine months ended September 27, 1997, were $109.1 million and $556.8 million, respectively, representing increases of 3.5 percent and 3.7 percent over the comparable prior-year periods. The sales improvement was driven by increases in sales volume and pricing in the Company's three largest business lines--Printing & Publishing, Jewelry and Graduation Products.

Cost of products sold was $63.4 million and $274.1 million, respectively, for the three and nine months ended September 27, 1997. Costs as a percentage of sales for the three- and nine-month periods were 58.1 percent and 49.2 percent, compared with 57.7 percent and 50.9 percent in the same periods last year. The increase in costs as a percentage of sales during the 1997 third quarter resulted from higher training costs to prepare the company's new facility in Mexico for its first peak ring finishing season, as well as from costs to consolidate the company's two graduation announcement plants (see subsequent discussion under "Plant Consolidation"). The decrease in costs as a percentage of sales during the nine months ended September 27, 1997, resulted primarily from the new inventory cost accounting system implemented in July 1996 which provides more precise, detailed performance information by product within each line. The new system results in a more accurate valuation of inventories and recording of cost of products sold during the individual quarters, consistent with the manner used to value inventory at previous June year ends. The use of this more precise information will have no effect on annual results. As a result of this implementation, the cost of products sold reported during the six months ended December 28, 1996, was $16.9 million

($.26 per share) higher than what would have been reported using the prior method, while the cost of products sold in the six months ended June 28, 1997, had an equal positive impact. Implementation of the new cost accounting system does not impact the comparability of reported cost of products sold or earnings per share for the quarter ended September 27, 1997, since the new cost accounting system was in place for both the 1997 and 1996 periods.

Selling and administrative expenses were $54.8 million and $206.9 million, respectively, for the three- and nine-month periods ended September 27, 1997.
As a percentage of sales, selling and administrative expenses for the three- and nine-month periods were 50.2 percent and 37.2 percent, compared with 48.5 percent and 37.7 percent in the same periods last year. The increase in the 1997 third quarter was the result of salary and legal costs associated with the transition of the college sales force from independent representatives to employees, and the development of products and marketing materials for the recently acquired Gold Lance business (see subsequent discussion under "Capital Expenditures, Product Development and Acquisition").

Net interest expense for the three and nine months ended September 27, 1997, was $1.4 million and $4.5 million, respectively, compared with $1.9 million and $6.8 million in the comparable prior-year periods. The decrease in net interest expense corresponded with reduced borrowing levels and overall lower interest rates in the first nine months of 1997 versus the year-earlier periods. Borrowing levels were lower in the 1997 periods primarily as a result of accelerated customer deposit collections in the Printing & Publishing business, partially offset by an $8.5 million payment to Town & Country Corporation in connection with the purchase of Gold Lance.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities, short-term borrowings, and stock option activities were Jostens' principal sources of liquidity during the nine-month period. Cash generated from these activities was used primarily for dividends, capital expenditures, repurchasing shares and the purchase of Gold Lance.

Operating activities provided cash of $357,000 for the nine months ended September 27, 1997, primarily due to net income ($42.1 million) and a decrease in inventories ($10.4 million). Offsetting the cash increases was a decrease in customer deposits of $50.8 million. With the exception of inventories, these fluctuations reflect the seasonality of the business, evident when comparing the December and September month-end balances. The decrease in inventories results from the Porterville plant closing, the product simplification programs, and the decline in gold prices and gold quantities on hand.

The Company generated $12.2 million less cash from operating activities in the nine months ended September 1997 than in the same 1996 period. This decrease related primarily to $16.3 million of customer deposits in the Printing & Publishing business which were accelerated and collected in the December 1996 quarter. This decrease in cash generated during the 1997 period was partially offset by income taxes payable at September 27, 1997, which was caused by a timing difference on the Company's tax payments as a result of the change in the fiscal year-end.

Because most of the Company's sales volume occurs in the quarters ending in June and December, Jostens usually requires additional interim financing of inventories and receivables. To provide the necessary financing, the Company maintains a bank credit agreement that is reduced by commercial paper outstanding. Effective July 14, 1997, the Company's credit line under this agreement was increased from $150 million to $180 million. At September 27, 1997, $56.1 million was available under the bank credit agreement as a result of $123.9 million in outstanding borrowings. In addition, the Company had unsecured demand facilities with three banks totaling $84.7 million, $20 million of which was outstanding at September 27, 1997. These demand facilities are renegotiated periodically based on the anticipated seasonal needs for short-term financing. Both commercial paper and demand facility borrowings were included in notes payable in the consolidated balance sheet.

Management believes that cash expected to be generated from operating activities, together with credit available under the bank credit agreement and demand facilities, will be sufficient to fund planned capital expenditures, dividends and any incremental working capital requirements in 1997.


SHARE REPURCHASE

In July 1997, Jostens' board of directors authorized the repurchase of up to $100 million in shares of the Company's common stock. Under the authorization, shares may be repurchased periodically in the open market and through privately negotiated transactions. The repurchase is to be funded from the Company's cash and short-term investment balance, as well as short-term borrowings. As of September 27, 1997, the Company had repurchased $9 million in common shares.


CAPITAL EXPENDITURES, PRODUCT DEVELOPMENT AND ACQUISITION

Year-to-date capital expenditures through September 27, 1997, were $14.3 million, approximately $4 million higher than the comparable period in 1996. The increase was primarily the result of continued upgrades to manufacturing technology and the replacement of School Products, Recognition and corporate management information systems.

In April 1997, the Company entered into an agreement to purchase the Gold Lance class ring brand from Town & Country Corporation for $10.8 million in cash, subject to adjustment. Under the terms of the agreement, Jostens purchased the Gold Lance name along with its accounts and notes receivable and tooling. Town & Country Corporation continued to manufacture Gold Lance products for its own account through July 31, 1997, at which time the acquisition took effect and manufacturing moved to the Company's facilities. As of September 27, 1997, the Company had paid $8.5 million to Town & Country Corporation under terms of the purchase agreement. The remaining payment of $2.3 million is in dispute and the Company is in discussions with Town & Country Corporation concerning this portion of the purchase price.

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

In conjunction with its efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. In November 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third-party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing June 29, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and range from a 65 percent discount on the face value if redeemed by December 27, 1997, to 40 percent if redeemed by March 31, 2003. The new note was recorded at fair value using an estimated 20 percent discount rate on the $57.2 million note, resulting in a discount of $35.1 million. The restructuring had no impact on the net carrying value of Jostens' investment in JLC, since the $4 million reduction in the note receivable's carrying value was offset by a corresponding reduction in the deferred gain to $13.2 million ($7.3 million after tax).

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


FISCAL YEAR

In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31 effective December 29, 1996, to enable better planning and internal management of its businesses. A six-month transition period of July 1, 1996, through December 28, 1996, preceded the start of this new fiscal year. These financial statements reflect the results of the first nine months of the 1997 calendar year.


COMMITMENTS AND CONTINGENCIES

Environmental. As part of its continuing environmental management program, Jostens is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of September 27, 1997, the Company has identified three sites requiring further investigation. However, the Company has not been designated as a potentially responsible party at any site.

During the six-month period ending December 28, 1996, the Company adopted the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. Under SOP 96-1, the Company is required to assess the likelihood that an environmental liability has been incurred and to accrue for the best estimate of any loss where the likelihood of incurrence is assessed as probable and the amount can be reasonably estimated. Management has assessed the likelihood that a loss has been incurred at its sites as probable and, based on findings included in a preliminary remediation report received in January 1997, estimates the potential loss to range from $1.7 million to $9.7 million. Based on a review of the remediation alternatives outlined in the report, management believes that the best estimate of the loss is $6.6 million. The Company recorded a charge to operations of $6 million during the six months ended December 28, 1996, to increase the liability for environmental costs to the revised best estimate amount contained in the preliminary remediation report. As of September 27, 1997, payments of $735,000 had been applied against the reserve. The current portion of the reserve ($565,000) was included with "other liabilities" on the consolidated balance sheet, while the long-term portion ($5.3 million) was included with "other non-current liabilities."

While Jostens may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries were established as of September 27, 1997.

Sales Force. For sales representatives who serve the college market, the Company changed their contract status from independent sales representatives to Company employees effective July 1, 1997. As of July 1, all college sales positions were filled either with incumbents or new sales professionals. The change from independent representatives to Company employees was made to better enable the Company to address market needs and over time strengthen its position in the market. These representatives' previous contracts called for a transition commission, which historically had been paid by the new sales representatives who assumed responsibility for the accounts of the outgoing representative, with the Company acting as a collection agent.

In anticipation of this change, the Company communicated offers of employment in April 1997 and notified sales representatives serving the college market that their independent contracts would not be renewed when they expired on June 30, 1997. College sales representatives who elected to become Jostens employees forfeited their right to the transition commission in exchange for participation in a newly created severance plan as well as other employee benefit programs.
As a result, the Company will recognize approximately $4.2 million of severance plan costs ratably over these representatives' estimated average remaining service period of five years. During the 1997 third quarter, the Company recognized $200,000 of these severance costs. Representatives who elected not to become employees will receive estimated future transition payments from the Company of $5.2 million in exchange for helping to transition and retain existing business and for signing agreements not to compete. These costs will be recognized as a charge to operations ratably over the individual non-compete periods, generally three years. The 1997 third-quarter costs associated with nonemployee representatives was $300,000. Management expects payments in future years relating to the severance plan and transition payments to be partially offset by reduced operating costs. Additionally, management believes that this change in contractual relationship will have positive business results and the associated liabilities will not have a material negative impact during future operating periods.

In addition, the Company in the second quarter communicated contractual changes and policy clarifications to the approximately 350 independent sales representatives who serve the high school Jewelry and Graduation Products markets. The changes and clarifications, which took effect July 1 and do not affect the reps' independent status, are intended to better align the interests of the sales force with the Company's interest.


PLANT CONSOLIDATION

In March 1997, the Company announced the closing of its Porterville, Calif., graduation announcement facility, with plans to transfer all operations to the Company's announcement plant in Shelbyville, Tenn., by October 1997. As a result, the Company recorded a pre-tax charge to operations of $3 million in the first quarter of 1997, primarily to accrue for severance and other employee-related costs, generally expected to be incurred over the following 12 months. As of September 27, 1997, the accrual decreased by $2.3 million due to incurred costs of $1.5 million and a revision to the initial estimate of $750,000 recorded in the second quarter.

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


                              JOSTENS, INC.



Date      November 12, 1997           /s/ Robert C. Buhrmaster
    ---------------------------      -------------------------------------
                                     Robert C. Buhrmaster
                                     President and Chief Executive Officer


                                      /s/ William N. Priesmeyer
                                     ------------------------------------------
                                     William N. Priesmeyer
                                     Senior Vice President and Chief Financial
                                     Officer