Form 10-K
period 1998-01-03
JOSTENS INC
filed 1998-03-31
CIK 54050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

  [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 3, 1998.
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File No. 1-5064

                                 JOSTENS, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         MINNESOTA                                     41-0343440
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

5501 NORMAN CENTER DRIVE, MINNEAPOLIS, MINNESOTA              55437
------------------------------------------------         --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by nonaffiliates of the Registrant on March 3, 1998, was $890,609,303. The number of shares outstanding of Registrant's only class of common stock on March 3, 1998, was 38,203,080.

                       DOCUMENTS INCORPORATED BY REFERENCE


DOCUMENT                                                    FORM
-------------------------------------                       ---------------
10-K                                                        Parts II and IV
Annual Report to Shareholders for
The Year Ended January 3, 1998

Proxy Statement for Annual Meeting of                       Parts I and III
Shareholders to be held April 23, 1998

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

         In July 1997, the Board of Directors authorized the repurchase of up to $100 million in shares of the Company's common stock. Under the authorization, shares may be repurchased periodically in the open market and through privately negotiated transactions. The repurchase is to be funded from the Company's cash and short-term investment balance, as well as short-term borrowings. As of January 3, 1998, the Company had repurchased $20 million in common shares.

         In July 1997, the Company purchased the Gold Lance class ring brand from Town & Country Corporation for $9.5 million in cash. Under the terms of the agreement, the Company purchased the Gold Lance name, accounts and notes receivable, and tooling.

         In March 1997, the Company closed its Porterville, California, graduation announcement facility and transferred operations to the Company's announcement plant in Shelbyville, Tennessee.

         In February 1997 and October 1996, the Company entered into joint venture agreements with partners in Columbia and Chile, respectively. The Company began selling its products in these countries during calendar 1997. The Company's commitment to provide financing to these joint ventures is insignificant.

         Since November 1996, Jostens has overseen a Mexican facility in Nuevo Laredo, Mexico, which is being operated under a contract manufacturing agreement. Based on the successful results of a test project completed in February 1997, the Company transferred virtually all non-precious metal ring finishing volume to the facility in Mexico. Furthermore, in February 1988, the Company announced plans to shift some high school gold ring finishing volume from the Attleboro, Massachusetts, and Denton, Texas facilities, to the Nuevo Laredo, Mexico, facility.

         In July 1996, the Company closed its Winnipeg, Manitoba, jewelry manufacturing facility and transferred production to the Denton, Texas plant. Additionally, a photography plant in Lachine, Quebec was closed in January 1997 with processing volume transferred to the Winnipeg facility.

         In September 1995, the Company repurchased 7,011,108 shares of its common stock, the maximum number of shares allowable for purchase, for $169.3 million through a Modified Dutch Auction tender offer. The repurchase was funded from the Company's cash and short-term investment balance, as well as short-term borrowings.

         In June 1995, the Company sold its JLC curriculum software subsidiary to a group led by Bain Capital, Inc. Information related to the sale of JLC is in the financial statement footnote "Discontinued Operations" on pages 44 through 45 of the 1997 Annual Report to Shareholders.

         In October 1995, the Company sold its Wicat Systems business to Wicat Acquisition Corp., a private investment group. Wicat Systems was the small, computer-based aviation training subsidiary of JLC that was retained in the sale of JLC, but held for sale. The Company treated Wicat Systems as a discontinued operation in June 1995, pending the sale of the business. Information related to the sale of Wicat Systems is in the financial statement footnote "Discontinued Operations" on pages 44 through 45 of the 1997 Annual Report to Shareholders.

         In October 1996, the Company elected to change its fiscal year end from June 30 to the Saturday closest to December 31, effective December 29, 1996. The change was made to enable better business planning and internal management.

   (b) The Company's operations are classified into two business segments: school-based recognition products and services (School Products) and longevity and performance recognition products and services for businesses (Recognition). Business segment financial information is in the financial statement footnote "Business Segment Information" on pages 43 and 44 of the 1997 Annual Report to Shareholders.

(c) The Company's two business segments sell their products in elementary schools, high schools, colleges and businesses in the 50 United States and some foreign countries through a sales force of approximately 950 representatives. In the year ended June 30, 1995, the Company had a discontinued operation (JLC) that produced educational software for students in kindergarten through grade 12. The JLC discontinued operation included JLC's Wicat subsidiary which was subsequently sold in October 1995.

         SCHOOL PRODUCTS SEGMENT

         School Products recognizes individual and group achievement and affiliation primarily in the academic market. School Products comprises five businesses: Printing & Publishing, Jewelry, Graduation Products, U.S. Photography and Jostens Canada. The School Products segment's sales of $631.9 million in calendar 1997 included these five lines of business and $6.9 million in other sales.

         Printing & Publishing: The Company manufactures and sells student-created yearbooks in elementary schools, junior high schools, high schools and colleges. Independent sales representatives and their associates work closely with each school's yearbook staff (both students and a faculty adviser), assisting with the planning, editing, layout and printing scheduling until the book is completed. The Company's sales representatives work with the faculty advisers to renew yearbook contracts each year. This business also prints commercial brochures, and promotional books and materials. Printing & Publishing contributed approximately 37% of School Products segment sales volume for the year ended January 3, 1998 (calendar 1997), and 32%, 30%, 37% and 36% for the year ended December 28, 1996 (calendar 1996), the six months ended December 28, 1996 (the 1996 Transition Period), fiscal 1996 and fiscal 1995, respectively.

         Jewelry: The Company manufactures and sells rings representing a graduating class primarily to high school and college students. This product line contributed approximately 28% of the School Products segment sales volume in calendar 1997 and 25%, 38%, 28% and 27% in calendar 1996, the 1996 Transition Period, fiscal 1996 and fiscal 1995, respectively. Many schools have only one school-designated supplier to its students each year. Rings may be sold through bookstores, other campus stores, retail jewelry stores and within the school through temporary order-taking booths. The Company, through its independent and employee sales representatives, manages the process of interacting with the student through ring design, promotion, ordering and presentation to relieve school officials of any administrative burden connected with students purchasing this symbol of achievement.

         Graduation Products: The Company manufactures and sells graduation announcements and accessories, diplomas and caps and gowns to students and administrators in high schools and colleges. This product group contributed approximately 24% of School Products segment sales volume in calendar 1997, and 21%, 12% , 23% and 24% of sales to this segment in calendar 1996, the 1996 Transition Period, fiscal 1996 and fiscal 1995, respectively. Jostens independent and employee sales representatives make calls on schools and sales are taken through temporary order-taking booths, telemarketing programs and college bookstores.

         Photography: U.S. Photography provides class and individual school pictures to students in elementary, junior high and high school; high school senior portrait photography; photography for proms and other special events; and other photo-based products such as student ID cards. These services are provided through a sales force and independent dealers, who arrange the sittings/shootings at individual schools or in their own studios. This business contributed approximately 4% of School Products segment sales volume in calendar 1997, and 4%, 8%, 4% and 4% in calendar 1996, the 1996 Transition Period, fiscal 1996 and fiscal 1995, respectively. The Company processes the photos at its plants in the U.S. and Canada.

         Jostens Canada: The Company is the leader in school photography, yearbooks and class rings in Canada. Approximately 59% of the calendar 1997 sales in Canada were from school photography. Jostens Canada contributed approximately 6% of School Products segment sales in calendar 1997, and 7%, 10%, 7% and 7%, in calendar 1996, the 1996 Transition Period, and fiscal 1996 and fiscal 1995, respectively.

         MARKETS: School Products serves elementary schools, middle schools, high schools, colleges, alumni associations and other organizations in the United States and Canada through approximately 865 independent and employee sales representatives. Jostens also maintains an international sales force servicing primarily American schools and military installations in about 50 countries.

         PRODUCTS: School products include elementary through college yearbooks, commercial printing, desktop publishing curriculum kits, class rings, graduation caps and gowns, graduation announcements and accessories, diplomas, alumni products, individual and group school pictures, and senior graduation portraits .

         SALES FORCE: The School Products segment markets its products primarily through independent and employee sales representatives. Approximately 418 persons are dedicated to selling class rings and graduation products, 326 to yearbooks and 121 to photography.

         Information related to changes in sales representatives' contracts is under the caption "Commitment and Contingencies" on pages 22 through 23, and pages 38 through 39 in the Company's Annual Report to Shareholders for the year ended January 3, 1998.

         SEASONALITY: This segment experiences strong seasonal business swings concurrent with the school year, with 40-45 percent of full-year sales and 65-70 percent of full-year profits occurring in the period from April to June. The business generally requires short-term financing during the course of the year.

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

         In the class ring business, the Company has two primary national competitors: Herff Jones and Commemorative Brands (CBI), which markets through the Balfour and ArtCarved brands. Herff Jones distributes its product in schools, in a manner similar to the Company's, while CBI distributes its product through multiple distribution channels including schools, independent and chain jewelers and mass merchandisers.

         In the Graduation Products business, several national and numerous local and regional competitors offer products similar to those of the Company.

         In Photography, the Company competes with Lifetouch, Olan Mills, Herff Jones and a variety of regional and locally owned and operated photographers. In Canada, the Company competes with Lifetouch and a variety of regional and locally owned and operated photographers.

         The Company's strategy for competing with these companies is based on its service and quality.

         RECOGNITION SEGMENT

         The Recognition segment helps companies and other organizations promote and recognize achievement in people's careers. It designs, communicates and administers programs to help customers improve performance and recognize employee service. It also produces awards for championship team accomplishments and affinity products for associations.

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

         PRODUCTS: Recognition offers an assortment of products and services tailored to the needs of the organization it is serving under a Strategic Recognition(TM) approach. For global companies, the Company customizes programs to meet specific customer needs.

         Standardized programs, such as Symphony(TM) and Crescendo(TM), provide small and mid-size companies the same product and service features without complex customization. Recognition enjoys exclusive product and personalization distributor arrangements including
         Hartmann luggage and Lenox china for the service award marketplace.

         SALES FORCE: Recognition sells its products through approximately 85 independent sales representatives who develop programs incorporating Recognition products.

         COMPETITION: The Recognition business competes primarily with O.C. Tanner and the Robbins Company on a national basis, as well as several regional companies. Recognition focuses on service and product offerings in competing with these companies.

         JOSTENS, INC. -- INFORMATION REGARDING ALL BUSINESSES

         BACK ORDERS: Because of the nature of the Company's business, generally all orders are filled within a few months from the time of placement. However, the School Products segment obtains student yearbook contracts in one year for a significant portion of the yearbooks to be delivered in the next year. Often the prices of the yearbooks are not established at the time of the order because the content of the books may not have been finalized. Subject to the foregoing qualifications, the Company estimates that as of January 3, 1998, the backlog of orders related to continuing operations was approximately $276.2 million, compared with $260.8 million at December 28, 1996, primarily related to student yearbooks, jewelry and graduation products. The Company expects most of the backlog orders to be confirmed and filled in 1998.

         ENVIRONMENTAL: Information related to the Company's environmental management progam is under the caption "Commitment and Contingencies" on pages 22 through 23, and pages 38 through 39 in the Company's Annual Report to Shareholders for the year ended January 3, 1998.

         RAW MATERIALS: All of the raw materials used by the Company are available from several sources. Gold is an important raw material and accounted for approximately 10% of the Company's cost of products sold for the year ended January 3, 1998. For the 1996 Transition Period and the fiscal years ended June 30, 1996 and 1995, gold usage accounted for approximately 11%, 10% and 10%, respectively, of the Company's cost of products sold.


         INTELLECTUAL PROPERTY: The Company has no patents, licenses, franchises or concessions that are material to it as a whole, but does have a number of proprietary trade secrets, trademarks and copyrights that it considers important. In addition, licenses are an important part of certain aspects of the Company's businesses; however, the loss of any license would not have a material affect on the Company's operations.

         SIGNIFICANT CUSTOMERS: No material part of any business of the Company depends upon a single customer or very few customers.

         FEDERAL GOVERNMENT CONTRACTS: No material portion of the Company's business is subject to renegotiation of profits or the termination of contracts or subcontracts at the election of the United States Government.

         EMPLOYEES: At January 3, 1998, the total number of employees of the Company was approximately 6,500 (not including independent sales representatives). Because of seasonal fluctuations and the nature of the business, the number of employees tends to vary.

         As of January 3, 1998, the Company had 277 employees who were members of two separate unions. The Company has not had a work stoppage or strike that had a material impact on the Company's operations.

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

Item 2.           PROPERTIES

                  The principal plants, which are owned by the Company unless otherwise noted, are as follows:
                                                                APPROXIMATE
                                                                 AREA IN
LOCATION                        PRINCIPAL PRODUCTS              SQUARE FEET

Attleboro, Massachusetts        Class Rings                      52,000
Denton, Texas                   Class Rings                      57,000
Nuevo Laredo, Mexico*           Class Rings                      43,000
Laurens, South Carolina         Caps and Gowns                   98,000
Laurens, South Carolina*        Caps and Gowns                  105,000
Red Wing, Minnesota             Graduation Products             132,000
Shelbyville, Tennessee          Graduation Products              87,000
Burnsville, Minnesota *         Scholastic Support               47,000
Edina, Minnesota *              IS Support                       21,000
Owatonna, Minnesota **          Scholastic                      118,000
Owatonna, Minnesota *           Scholastic Support               24,000
Memphis, Tennessee              Recognition Awards               67,000
Princeton, Illinois             Recognition Awards               65,000
Sherbrooke, Quebec*             Recognition Awards               15,000
Clarksville, Tennessee          Yearbooks                       105,000
State College, Pennsylvania     Yearbooks                        66,000
Topeka, Kansas                  Yearbooks                       236,000
Visalia, California             Yearbooks                        96,000
Winston-Salem, North Carolina   Yearbooks/Commercial Printing   132,000
Anaheim, California*            Photography Retail               12,000
Webster, New York               Photography Products             60,000
Winnipeg, Manitoba              Photography and Yearbooks        69,000
Winnipeg, Manitoba *            Class Rings                      22,000

Executive offices are located in a company-owned general office building, which has approximately 116,000 square feet and is located in a Minneapolis, Minnesota suburb. A portion of this facility has been financed through revenue bonds.

Item 2.           PROPERTIES  (continued)

*        Represents leased properties with the following expiration dates.

                  Nuevo Laredo      1998
                  Laurens           1998
                  Burnsville        2000
                  Edina             1999
                  Owatonna          2000
                  Sherbrooke        2002
                  Anaheim           1998
                  Winnipeg          2000


**       Several locations.


Item 3.   LEGAL PROCEEDINGS

                  There are no material pending or threatened legal, governmental, administrative or other proceedings to which the Company or any subsidiary as a defendant or plaintiff is subject.



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

Item 4A.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated by reference is information under the caption "Election of Directors" contained on pages 3 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1998. Executive officers of the Registrant are as follows:

                       YEARS OF
                       SERVICE WITH
NAME                   THE COMPANY     AGE      TITLE AND BUSINESS EXPERIENCE
-----                  -----------     ---      -----------------------------
Robert C. Buhrmaster         5         50       CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF
                                                EXECUTIVE OFFICER
                                                Mr.  Buhrmaster  joined the Company in December  1992
                                                as   Executive   Vice   President   and  Chief  Staff
                                                Officer.   He   was   named   President   and   Chief
                                                Operating  Officer  in June  1993;  was  named  Chief
                                                Executive  Officer  in  March  1994;  and  was  named
                                                Chairman  in  February  1998.  Prior to  joining  the
                                                Company,  Mr.  Buhrmaster was with Corning,  Inc. for
                                                18 years,  most recently as Senior Vice  President of
                                                Strategy and Business Development.

Carl H. Blowers              1         58       SENIOR VICE PRESIDENT - MANUFACTURING,
                                                TECHNOLOGY, AND OPERATIONS
                                                Mr.  Blowers  joined  the  Company  in  June  1996 as
                                                Division    Vice    President,     Manufacturing    &
                                                Engineering   and  was   appointed   to  his  current
                                                position  in  February  1998.  Prior to  joining  the
                                                Company,  Mr.  Blowers was with Corning,  Inc. for 27
                                                years,  most  recently as Vice  President and General
                                                Manager of Corning's  Advanced  Materials and Process
                                                Technologies Division.

Thomas W. Jans               2         49       VICE PRESIDENT AND PRESIDENT OF THE RECOGNITION
                                                DIVISION
                                                Mr. Jans joined the Company in August 1995 as
                                                President of Business Recognition. He was appointed to
                                                his current position in May 1997. From 1992 to 1995, he
                                                worked for Carlson Travel, most recently as Executive
                                                Vice President of Global Sales and Marketing.

David J. Larkin              0         58       EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING
                                                OFFICER
                                                Mr.  Larkin  joined the Company in  February  1998 in
                                                his  current   position.   From  1995  to  1998,  Mr.
                                                Larkin  was  an  independent  management  consultant.
                                                Prior to 1995, he worked for  Honeywell Inc. for 30
                                                years,  most recently as Chairman,  President and CEO
                                                of Honeywell Limited in Canada.

                       YEARS OF
                       SERVICE WITH
NAME                   THE COMPANY     AGE      TITLE AND BUSINESS EXPERIENCE
-----                  -----------     ---      -----------------------------
Gregory S. Lea               4         45       VICE PRESIDENT - COLLEGE AND UNIVERSITY
                                                Mr. Lea joined the Company in  November  1993 as Vice
                                                President - Total  Quality  Management.  He was named
                                                to his  current  position  in  June  1995.  Prior  to
                                                joining  the  Company,  Mr.  Lea spent 19 years  with
                                                International  Business  Machines  Corp.  in  various
                                                financial, operations and quality positions.

John J. Mann                 2         53       VICE PRESIDENT - SCHOLASTIC DIVISION
                                                Mr.   Mann  joined  the  Company  in  April  1996  as
                                                General  Manager -  Scholastic  and was  appointed to
                                                his current  position  in May 1997.  Prior to joining
                                                the  Company,  Mr.  Mann was a director  at Coopers &
                                                Lybrand  Consulting.  From  1991 to 1995,  he  worked
                                                for Grand  Metropolitan  PLC, most recently as Senior
                                                Vice   President   of  strategic   customer   service
                                                development at Pillsbury.

Lee U. McGrath               3         41       VICE PRESIDENT AND TREASURER
                                                Mr.  McGrath  joined  the  Company in May 1995 in his
                                                current   position.   For  the  six  years  prior  to
                                                joining the Company,  he was the assistant  treasurer
                                                for H.B. Fuller  Company,  a manufacturer of chemical
                                                products.

William N. Priesmeyer        1         53       SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                                Mr.  Priesmeyer  joined the Company in August 1997 in
                                                his  current  position.  From  April to August  1997,
                                                Mr.  Priesmeyer  was Senior Vice President and CFO of
                                                MVE  Holdings.  From  1994  to  1997,  he was  Senior
                                                Vice President and CFO with Waldorf  Corp.;  and from
                                                1993  to  1994  was  Vice   President   and  CFO  for
                                                DataCard Corp.

Kevin M. Whalen              5         38       VICE PRESIDENT - CORPORATE COMMUNICATIONS &
                                                INVESTOR RELATIONS
                                                Mr.  Whalen  joined the Company in 1993 as Director -
                                                Corporate  Communications  and was  appointed  to his
                                                current  position  in May 1997.  Prior to joining the
                                                Company,  he worked for  Honeywell Inc. for two years
                                                as the Director of Corporate Public Relations.


                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        Incorporated by reference is information under the captions "Dividends" on page 22; "Unaudited Quarterly Financial Data" on page 46 and "Shareholder Information" on page 48 in the Company's Annual Report to Shareholders for the year ended January 3, 1998.


Item 6. SELECTED FINANCIAL DATA

        Incorporated by reference is information under the caption "Six-Year Financial Summary" on page 47 in the Company's Annual Report to Shareholders for the year ended January 3, 1998.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Incorporated by reference is information under the caption "Management Discussion and Analysis" on pages 16 through 24 of the Company's Annual Report to Shareholders for the year ended January 3, 1998.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Incorporated by reference are consolidated balance sheets of Jostens, Inc. as of January 3, 1998, and December 28, 1996, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for the years ended January 3, 1998, and December 28, 1996 (unaudited); the six-month transition period ended December 28, 1996; and the years ended June 30, 1996 and 1995, together with the related notes and the report of Ernst & Young, LLP, independent auditors, all contained on pages 25 through 46 of the Company's Annual Report to Shareholders for the year ended January 3, 1998.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         In addition to certain information as to executive officers of the Company included in Part I of this Form 10-K, the information on pages 3 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, with respect to directors and executive officers of the Company, is incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION

         Incorporated by reference is information under the caption "Executive Compensation" on pages 8 through 15 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference is information under the caption "Shares held by Directors and Officers" on page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements: The following financial statements of the Company appearing on the indicated pages of the Annual Report to Shareholders for the year ended January 3, 1998, are incorporated herein by reference.

                                                                      PAGES IN
                                                                   ANNUAL REPORT
                                                                   -------------
              Consolidated Balance Sheets -
                   January 3, 1998 and December 28, 1996              28 and 29

              Statement of Consolidated Operations
                   for the years ended January 3, 1998, and
                   December 28, 1996 (unaudited); the six-month
                   period ended December 28, 1996; and the
                   years ended June 30, 1996 and 1995                     26

              Statement of Consolidated Cash Flows for the years          27
                   ended January 3, 1998, and December 28, 1996
                   (unaudited); the six-month period ended
                   December 28, 1996; and the years ended June 30,
                   1996 and 1995.

              Statements of Consolidated Changes in
                   Shareholders' Investment for the years ended
                   January 3, 1998 and December 28, 1996 (unaudited);
                   the six-month period ended December 28, 1996;
                   and the years ended June 30, 1996 and 1995.            30

              Notes to Consolidated Financial Statements           31 through 46


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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
           (continued)


          3. Executive Agreements

             The following agreement is an exhibit to this Annual Report on Form 10-K:

             Deferred Compensation Plan

         (b) Reports on Form 8-K: No reports on Form 8-K were filed during the year ended January 3, 1998.

         (c) Exhibits

             2.a. Stock Purchase Agreement by and between JLC Holdings, Inc. Software Systems Corp. and JLC Acquisition, Inc. and Jostens, Inc. (incorporated by reference to Exhibit 2.1 contained in the Current Report on Form 8-K filed on July 14, 1995).

             3.a. Articles of Incorporation and Bylaws (Incorporated by reference to Exhibit 3(a) contained in the Annual Report on Form 10-K for the year ended June 30, 1993).

             4.a. Rights Agreement dated August 9, 1998, between the Company and Norwest Bank Minnesota, N.A. (incorporated by reference to the Company's Form 8-A dated August 17, 1998, File No. 1-
                    5064).

               b. Form of Indenture, dated as of May 1, 1991, between Jostens, Inc. and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 contained in the Company's Form S-3, File No. 33-40233).

            10.a. Company's 1984 Stock Option Plan (incorporated by reference to the Company's Registration Statement of Form S-8,
                    File No. 2-95076).

               b. Company's 1987 Stock Option Plan (incorporated by reference to the Company's Registration Statement of Form S-8, File No. 33-19308).

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

               e. Written description of the Company's Retired Director Consulting Plan (incorporated by reference to the Company's Form 8 dated May 2, 1991).

               f. 1992 Stock Incentive Plan Performance Share Agreement (filed with this report).

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
           (continued)


               g. Employment and Separation Agreement dated February 3, 1997, with Charles W. Schmid (incorporated by reference to Exhibit 10(j) contained in the Transition Report on Form 10-K for the six-month period ended December 28, 1996).

               h. Employment and Separation Agreement dated April 1, 1997, with
                  Jack Thornton.

               i. Employment and Consulting Transition Agreement dated
                  December 19, 1997, with Orville E. Fisher, Jr.

               j. Deferred Compensation Plan (filed with this report).


              13. Annual Report to Shareholders for the year ended January 3,
                  1998.

              21. List of Company subsidiaries.

              23. Consent of Independent Auditors.

              27. Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JOSTENS, INC.
Date: March 31, 1998

                                     By /S/ ROBERT C. BUHRMASTER
                                        -------------------------------
                                        Robert C. Buhrmaster
                                        Chairman of the Board, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants in the capacities and on the dates indicated.

/S/ ROBERT C. BUHRMASTER
---------------------------------                           March 31, 1998
Robert C. Buhrmaster (Principal Executive Officer)
Chairman of the Board, President and
  Chief Executive Officer and Director

/S/ WILLIAM N. PRIESMEYER
----------------------------------                          March 31, 1998
William N. Priesmeyer (Principal Financial
  and Accounting Officer)
  Senior Vice President and Chief Financial Officer

/S/ LILYAN H. AFFINITO
----------------------------------                          March 31, 1998
Lilyan H. Affinito
Director

/S/ MANNIE L. JACKSON
----------------------------------                          March 31, 1998
Mannie L. Jackson
Director

/S/ JACK W. EUGSTER
----------------------------------                          March 31, 1998
Jack W. Eugster
Director

/S/ RICHARD A. ZONA
----------------------------------                          March 31, 1998
Richard A. Zona
Director

/S/KENDRICK B. MELROSE
----------------------------------                          March 31, 1998
Kendrick B. Melrose
Director

/S/WALKER LEWIS
----------------------------------                          March 31, 1998
Walker Lewis
Director

                        JOSTENS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

---------------------------------------------------------------------------------------------------------------
            COL A.                           COL. B       COL. C                    COL. D           COL. E
---------------------------------------------------------------------------------------------------------------
                                                               Additions
                                                         -----------------------
                                                                      Charged to
                                           Balance at     Charged to    Other                     Balance at
                                           Beginning      Costs and   Accounts -   Deductions -     End of
                     Description           of Period       Expenses    Describe    Describe         Period
--------------------------------------------------------------------------------------------------------------

Reserves and allowances deducted
 from asset accounts:
--------------------------------------------------------------------------------------------------------------
Allowances for uncollectible accounts:
   Year ended January 3, 1998                  $ 6,884      $ 2,245     $ -        $ 1,683 (1)     $ 7,446
   Six months ended December 28, 1996          $ 5,966      $ 1,202     $ -        $   284 (1)     $ 6,884
   Year ended June 30, 1996                    $ 9,049      $ 2,195     $ -        $ 5,278 (1)     $ 5,966
   Year ended June 30, 1995                    $13,749      $ 3,552     $ -        $ 8,252 (2)     $ 9,049

--------------------------------------------------------------------------------------------------------------
Allowances for sales returns:
   Year ended January 3, 1998                  $ 4,787      $18,352     $ -        $17,570 (3)     $ 5,569
   Six months ended December 28, 1996          $ 6,518      $ 6,308     $ -        $ 8,039 (3)     $ 4,787
   Year ended June 30, 1996                    $ 7,509      $12,951     $ -        $13,942 (3)     $ 6,518
   Year ended June 30, 1995                    $ 6,719      $12,763     $ -        $11,973 (3)     $ 7,509

--------------------------------------------------------------------------------------------------------------

SFAS No. 109 valuation allowance:
   Year ended January 3, 1998                  $ 4,494      $   451 (4) $ -        $ 2,030 (10)    $ 2,915
   Six months ended December 28, 1996          $ 5,920      $     -     $ -        $ 1,426 (11)    $ 4,494
   Year ended June 30, 1996                    $ 2,117      $ 3,803 (4) $ -        $     -         $ 5,920
   Year ended June 30, 1995                    $ 3,642      $     -     $ -        $ 1,525  (5)    $ 2,117

--------------------------------------------------------------------------------------------------------------

Overdraft reserves:
   Year ended January 3, 1998                  $ 7,344      $ 2,946     $ -        $ 1,968 (1)     $ 8,322
   Six months ended December 28, 1996          $ 6,545      $ 1,740     $ -        $   941 (1)     $ 7,344
   Year ended June 30, 1996                    $ 6,157      $ 2,838     $ -        $ 2,450 (1)     $ 6,545
   Year ended June 30, 1995                    $ 7,796      $ 1,943     $ -        $ 3,582 (1)     $ 6,157

-------------------------------------------------------------------------------------------------------------

Reserves and allowances added
 to liability accounts:
-------------------------------------------------------------------------------------------------------------

Restructuring charges:
   Year ended January 3, 1998                  $ 1,300      $ -         $ -        $   800 (9)     $   500
   Six months ended December 28, 1996          $ 2,700      $ -         $ -        $ 1,400 (8)     $ 1,300
   Year ended June 30, 1996                    $ 8,636      $ -         $ -        $ 5,936 (6)     $ 2,700
   Year ended June 30, 1995                    $39,821      $ -         $ -        $31,185 (7)     $ 8,636

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
              Jostens Learning ($6,572).
Note (8)  --  Payments ($1,000), Noncash items ($400)
Note (9)  --  Payments ($700), Noncash items ($100)
Note (10) --  Reduced for anticipated NOL utilization related to the
              Photography business.
Note (11) --  To adjust reserve for foreign tax credits and NOL per the returns as filed.

                                       S-1