Form 10-Q
period 1998-04-04
JOSTENS INC
filed 1998-05-19
CIK 54050

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 4,1998
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ___
     Commission file number 1-5064


                                 JOSTENS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Minnesota                                   41-0343440
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)



5501 Norman Center Drive, Minneapolis, Minnesota                    55437
------------------------------------------------                  ----------
   (Address of principal executive offices)                       (Zip Code)


                                  612-830-3300
               ---------------------------------------------------
               (Registrant's telephone number including area code)


      --------------------------------------------------------------------
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

The number of shares outstanding of the registrant's only class of common stock on May 11, 1998 was 36,999,120.

                                  JOSTENS, INC.

                                      INDEX

Part I.  Financial Information
------------------------------

Item 1. Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of April 4, 1998, March 29, 1997 and January 3, 1998

     Condensed Consolidated Statements of Operations for the Three Months Ended April 4, 1998 and March 29,1997

     Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 4, 1998 and March 29,1997

     Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information
--------------------------

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K



Signatures
----------

                         JOSTENS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                      (Unaudited)
                                               ------------------------
                                                April 4,      March 29,      January 3,
                                                  1998          1997            1998
                                               ---------      ---------      ---------
CURRENT ASSETS:
    Short-term investments                     $   6,884      $  11,097      $   6,068
    Accounts receivable, net                     129,717        136,712        108,697
    Inventories:
      Finished products                           32,191         28,884         38,122
      Work-in-process                             64,870         64,716         29,388
      Materials and supplies                      35,502         37,243         24,552
                                               ---------      ---------      ---------
                                                 132,563        130,843         92,062

    Deferred income taxes                         15,543         14,928         15,543
    Prepaid expenses                               5,048          2,690          4,679
    Other receivables                             27,811         25,793         25,495
                                               ---------      ---------      ---------
                                                 317,566        322,063        252,544

OTHER ASSETS:
    Intangibles, net                              30,162         26,826         30,749
    Note receivable, net                          12,925         12,925         12,925
    Deferred income taxes                          7,743         11,393          7,743
    Other                                         11,882         13,777         12,631
                                               ---------      ---------      ---------
                                                  62,712         64,921         64,048

PROPERTY AND EQUIPMENT                           238,742        214,603        231,747
    Accumulated depreciation                    (163,232)      (147,884)      (157,609)
                                               ---------      ---------      ---------
                                                  75,510         66,719         74,138
                                               ---------      ---------      ---------
                                               $ 455,788      $ 453,703      $ 390,730
                                               =========      =========      =========

CURRENT LIABILITIES:
    Notes payable                              $  83,257      $  99,896      $  49,974
    Accounts payable                              25,005         19,349         30,553
    Salary, benefits and commissions              53,396         52,397         38,668
    Customer deposits                            140,801        120,187         98,659
    Other liabilities                             19,466         14,125         17,281
    Income taxes                                  14,791         13,453         11,098
                                               ---------      ---------      ---------
                                                 336,716        319,407        246,233

OTHER NON-CURRENT LIABILITIES                     17,717         19,003         17,404

SHAREHOLDERS' INVESTMENT:
    Preferred shares, $1.00 par value:
      Authorized 4,000 shares, none issued          --             --             --
    Common shares, $.33 1/3 par value:
      Authorized 100,000 shares,
      Issued -  37,217, 38,727
      and 38,422 shares, respectively             12,451         12,909         12,853
    Capital surplus                                 --            2,669           --
    Retained earnings                             93,770        103,124        119,378
    Accumulated other comprehensive income        (4,866)        (3,409)        (5,138)
                                               ---------      ---------      ---------
                                                 101,355        115,293        127,093
                                               ---------      ---------      ---------

                                               $ 455,788      $ 453,703      $ 390,730
                                               =========      =========      =========

            See notes to condensed consolidated financial statements

                         JOSTENS, INC. AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER-SHARE DATA)


                                                          Three Months Ended
                                                      --------------------------
                                                      April 4,         March 29,
                                                        1998             1997
                                                      --------         --------
NET SALES                                             $168,277         $150,437

Cost of products sold                                   68,673           64,396
                                                      --------         --------

                                                        99,604           86,041

Selling and administrative expenses                     80,525           67,464
                                                      --------         --------

OPERATING INCOME                                        19,079           18,577

Net interest expense                                     1,291            1,704
                                                      --------         --------

                                                        17,788           16,873

Income taxes                                             7,292            6,919
                                                      --------         --------

NET INCOME                                            $ 10,496         $  9,954
                                                      ========         ========

BASIC EARNINGS PER COMMON SHARE                       $   0.28         $   0.26
                                                      ========         ========

Basic average shares outstanding                        37,734           38,697
                                                      ========         ========

DILUTED EARNINGS PER COMMON SHARE                     $   0.28         $   0.26
                                                      ========         ========

Diluted average shares outstanding                      37,900           38,880
                                                      ========         ========

DIVIDENDS DECLARED PER COMMON SHARE                   $   0.22         $   0.22
                                                      ========         ========

See notes to condensed consolidated financial statements

                         JOSTENS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                         Three Months Ended
                                                     ---------------------------
                                                     April 4,          March 29,
                                                       1998              1997
                                                     --------          --------
OPERATING ACTIVITIES

Net income                                           $ 10,496          $  9,954

Depreciation and amortization                           6,098             5,073

Changes in assets and liabilities                      (5,587)           (4,566)
                                                     --------          --------

                                                       11,007            10,461
                                                     --------          --------

INVESTING ACTIVITIES

Capital expenditures                                   (6,968)           (3,678)
                                                     --------          --------

FINANCING ACTIVITIES

Short-term borrowings                                  33,283             8,984

Cash dividends                                         (8,425)           (8,517)

Stock options                                             903             1,210

Share repurchases                                     (29,231)             --

Other                                                     247                (2)
                                                     --------          --------

                                                       (3,223)            1,675
                                                     --------          --------

INCREASE IN SHORT-TERM INVESTMENTS                   $    816          $  8,458
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

Because of the seasonal nature of the Company's business, the results of operations for the three months ended April 4, 1998, are not necessarily indicative of the results for the entire year ending January 2, 1999.

For further information, refer to the consolidated financial statements and footnotes in the Company's Form 10-K for the year ended January 3, 1998.

INCOME TAXES

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year.

EARNINGS PER COMMON SHARE

The adoption of Statement of Financial Accounting Standard (SFAS) No. 128 in 1997 resulted in disclosure of both "basic" and "diluted" earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the average number of common shares outstanding, including the dilutive effects of options, restricted stock and contingently issuable shares. Unless otherwise noted, references are to diluted earnings per share. The adoption of SFAS No. 128 did not have a material impact on earnings per share, as follows:

                                         THREE MONTHS ENDED APRIL 4, 1998       THREE MONTHS ENDED MARCH 29, 1997
                                      -------------------------------------   ------------------------------------
                                                                 PER SHARE                               PER SHARE
                                        INCOME       SHARES       AMOUNT        INCOME       SHARES       AMOUNT
                                      ----------   ----------   -----------   ----------   ----------   ----------
BASIC EPS
Net income available                   $ 10,496      37,734       $ 0.28       $ 9,954       38,697       $ 0.26
------------------------------------------------------------------------------------------------------------------

EFFECT OF DILUTIVE SECURITIES
Options                                                 143                                     136
Awards                                                   23                                      47
------------------------------------------------------------------------------------------------------------------

DILUTED EPS

Net income available                   $ 10,496      37,900       $ 0.28       $ 9,954       38,880       $ 0.26
==================================================================================================================

COMPREHENSIVE INCOME

As of January 4, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or total shareholders' investment. SFAS 130 requires minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' investment, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. During the first quarter of 1998 and 1997, total comprehensive income amounted to $10,224 and $9,921, respectively.

DIVIDENDS

Dividends of 22 cents per share were declared in January and paid in March in both 1998 and 1997.

COMMITMENTS AND CONTINGENCIES

Litigation. Taylor Publishing Company filed a civil suit against Jostens on January 14, 1997 in the United States District Court for the Eastern District of Texas. In the suit, Taylor alleges that the Company violated federal antitrust laws with respect to the yearbook publishing market, interfered with Taylor's sales representatives, and improperly sought trade secrets. Taylor, citing the loss of school accounts over the last four years, argued that such loss of business resulted directly from the Company's attempt to monopolize the yearbook business. On May 13, 1998 a jury delivered a verdict awarding Taylor $8.5 million (which is automatically tripled to $25.5 million under the antitrust laws) on the antitrust claims, plus attorneys' fees, and up to $11.5 million on the other claims not deemed to be part of the antitrust damage award. Judgment has not been entered pending post trial motions before the court. The Company intends to vigorously pursue reversal of the decision and is therefore unable to estimate the potential loss, if any. Accordingly, no amount has been accrued as of April 4, 1998.

Environmental. As part of its continuing environmental management program, Jostens is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of April 4, 1998, the Company had identified three sites requiring further investigation. However, the Company had not been designated as a potentially responsible party at any site.

In 1996, the Company adopted the provisions of Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. Under SOP 96-1, the Company is required to assess the likelihood that an environmental liability has been incurred and to accrue for the best estimate of any loss where the likelihood of incurrence is assessed as probable and the amount can be reasonably estimated. Management has assessed the likelihood that a loss has been incurred at its sites as probable and, based on findings included in remediation reports, estimates the potential loss to range from $1 million to $9 million; $6.6 million had been accrued. As of April 4, 1998, the Company had made payments of $1.7 million, bringing the reserve balance to $4.9 million. The current portion of the reserve ($892,000) was included with "other liabilities" on the consolidated balance sheets, while the long-term portion ($4 million) was included with "other non-current liabilities."

While Jostens may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries were established as of April 4, 1998.

PLANT CONSOLIDATION

In April 1998, the Company announced the closing of its Webster, N.Y., photo processing facility with plans to transfer all operations to the Company's photo processing plant in Winnipeg, Manitoba, by August 1998. As a result, the Company will record a pre-tax charge to operations of approximately $3 million in the second quarter of 1998, primarily to accrue for severance and other employee-related costs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company occasionally may make statements regarding its business and markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters. To the extent such statements are not historical fact, they may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "anticipates," "believes," "estimate," "projected," or similar expressions are intended to identify forward-looking statements. Forward-looking statements may appear in this document or other documents, reports, press releases and written or oral presentations made by officers of the Company to shareholders, analysts, news organizations or others. All such forward-looking statements speak only as of the date on which the statements are made. Actual results could be affected by one or more factors, which could cause the results to differ materially. Therefore, all forward-looking statements are qualified in their entirety by such factors, including the factors listed below. Such factors may be more fully discussed periodically in the Company's subsequent filings with the Securities and Exchange Commission (SEC).

Any change in the following factors may impact the achievement of results in forward-looking statements: the price of gold; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules with respect to the Company's independent sales force; the Company's relationship with its sales force; fashion and demographic trends; the general economy, especially during peak buying seasons for the Company's products and services; the ability of the Company to respond to customer change orders and delivery schedules; competitive pricing and program changes; continued success improving operating efficiencies; and the impact of Year-2000 compliance on computer-based systems of the Company and its external relationships.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company's business.


RESULTS OF OPERATIONS

Net sales for the three months ended April 4, 1998 were $168.3 million, representing an increase of 11.9 percent over the comparable prior-year period. The sales improvement was driven by growth in the Graduation Products business, where new marketing programs produced good consumer response. In addition, the Company succeeded in a planned effort to shift about $6 million of announcement production and deliveries to the first quarter from the peak second quarter. Solid ring demand in the Jewelry business also drove sales, due in part to the success of the Company's Millennium class ring products.

Cost of products sold was $68.7 million for the three months ended April 4, 1998. Costs as a percentage of sales for the three-month period were 40.8 percent, compared with 42.8 percent in the same period last year. The decrease in costs as a percentage of sales during the 1998 first quarter resulted from product mix, plant production efficiencies and a $3 million charge made in the first quarter of 1997 due to the Porterville, Calif., plant closing. These decreases were slightly offset by a $600,000 charge relating to one-time costs associated with volume shifts from the Attleboro, Mass., plant to the Denton, Texas and Nuevo Laredo, Mexico plants.

Selling and administrative expenses were $80.5 million for the quarter compared with $67.5 million in the comparable prior-year period. As a percentage of sales, selling and administrative expenses for the three-month period was 47.9 percent, compared with 44.8 percent in the same period last year.

The increase in the 1998 first quarter was primarily the result of expenses incurred related to information systems implementation, a $1 million charge for the centralization of Jewelry customer service, increased commissions due to increased sales, and first-quarter 1998 operating expenses for Gold Lance, which was not part of the Company in the comparable prior-year period.

Net interest expense for the first quarter of 1998 was $1.3 million compared with $1.7 million in the comparable prior-year period. The decrease in net interest expense corresponded with a decrease in average borrowings under the Company's notes payable and commercial paper program due principally to increased customer deposits.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities and short-term borrowings were Jostens' principal sources of liquidity during the three-month period. Cash generated from these activities was used primarily for dividends, capital expenditures, and share repurchases.

Operating activities provided cash of $11 million for the first quarter of 1998, primarily due to net income ($10.5 million). The change in assets and liabilities for the quarter used $5.6 million of cash as increases in customer deposits ($42.1 million) and salary, benefits and commissions ($14.7 million) were offset by greater levels of increases in inventory ($40.5 million) and accounts receivable ($21 million). These fluctuations reflect the seasonality of the business.

The Company generated $3.3 million more cash from operating activities in the first quarter of 1998 than in the same period in 1997. This increase resulted primarily from improved accounts receivable collections ($8.4 million) and a contribution of $6.8 million in 1997 to fund the company's pension plan. Those increases were offset by additional inventory spending ($8.2 million) due to the building of selected product lines and the timing of month-end as well as lower levels of salary and commission accruals ($5.1 million) primarily due to the Porterville, Calif., plant closing and the transition of the college market independent representatives to Company employees in 1997.

Because most of the Company's sales volume occurs in the second and fourth quarters, Jostens usually requires additional interim financing of inventories and receivables. To provide the necessary financing, the Company maintains a bank credit agreement that is reduced by commercial paper outstanding. The Company has a $180 million five-year bank agreement that expires in December 2000. At April 4, 1998, $96.7 million was available under the bank credit agreement as a result of $83.3 million in outstanding borrowings. In addition, the Company had unsecured demand facilities with three banks totaling $84.6 million, none of which was outstanding at April 4, 1998. These demand facilities are renegotiated periodically based on the anticipated seasonal needs for short-term financing. Commercial paper borrowings were included in notes payable in the consolidated balance sheet.

Management believes that cash expected to be generated from operating activities, together with credit available under the bank credit agreement and demand facilities, will be sufficient to fund planned capital expenditures, share repurchases, dividends and any incremental working capital requirements in 1998.

SHARE REPURCHASE

In July 1997, Jostens' board of directors authorized the repurchase of up to $100 million in shares of the Company's common stock. Under the authorization, shares may be repurchased periodically in the open market and through privately negotiated transactions. The repurchase is to be funded from the Company's cash and short-term investment balance, as well as short-term borrowings. As of April 4, 1998, the Company had repurchased $49 million in common shares, $29.2 million of which were purchased in the first quarter of 1998.

CAPITAL EXPENDITURES, PRODUCT DEVELOPMENT AND ACQUISITION

Year-to-date capital expenditures through April 4, 1998, were $7 million, approximately $3 million higher than the comparable period in 1997. The increase resulted primarily from costs incurred due to the replacement of School Products, Recognition and corporate management information systems and capitalized tooling costs for the Company's Scholastic and Recognition businesses.

YEAR 2000 CONVERSION COSTS

Management has initiated a company-wide program to prepare the Company's information systems infrastructure, microprocessor-driven equipment, external relationships and customers for the year 2000. Both internal and external resources are being utilized to implement the program. Systems that will not be replaced before the year 2000 are undergoing remediation to achieve Year-2000 functionality. The total Year 2000 program cost is estimated at approximately $50 million, which includes $35 million to purchase and implement new software that will be capitalized as part of the company-wide systems replacement program and $15 million that will be expensed as incurred. As of April 4, 1998, the Company had incurred approximately $11.9 million ($9 million capitalized), primarily to assess Year 2000 issues, develop a strategic plan, complete implementation of several major code remediation initiatives and purchase new hardware and software.

The program is estimated to be completed no later than October 1999, in advance of any anticipated impact on Company operating systems. Based on the Year 2000 program, management believes the Year 2000 issue will not pose significant operational problems for its computer systems. The Year 2000 issue could, however, have a material impact on the operations of the Company in the event of significant deviation from several Year 2000 program initiatives.

The costs of the project and the date when the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the impact of Year 2000 compliance on computer based systems of the Company's external relationships and similar uncertainties.

SALE OF JOSTENS LEARNING CORPORATION (JLC)

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

In conjunction with its efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. In November 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third-party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing June 29, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and range from a 60 percent discount on the face value if redeemed by December 27, 1997, to 40 percent if redeemed by March 31, 2003. The new note was recorded at fair value using an estimated 20 percent discount rate on the $57.2 million note, resulting in a discount of $35.1 million. The restructuring had no impact on the net carrying value of Jostens' investment in JLC, since the $4 million reduction in the note receivable's carrying value was offset by a corresponding reduction in the deferred gain to $13.2 million ($7.3 million after tax).

The adjusted $13.2 million gain and interest on the notes receivable will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. The deferred gain is presented in the condensed consolidated balance sheets as an offset to notes receivable. The notes receivable balance represents amounts owed by JLC related to the sale of JLC net of a $35.1 million discount and the deferred gain. Despite the equity infusion and restructuring of Jostens' interests in JLC, there is no guarantee that JLC will be able to repay the note. JLC incurred losses in 1997, 1996 and 1995; however, the Company believes that such carrying value is not impaired based on current facts and circumstances.

PLANT CONSOLIDATION

In April 1998, the Company announced the closing of its Webster, N.Y., photo processing facility with plans to transfer all operations to the Company's photo processing plant in Winnipeg, Manitoba, by August 1998. As a result, the Company will record a pre-tax charge to operations of approximately $3 million in the second quarter of 1998, primarily to accrue for severance and other employee-related costs.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Taylor Publishing Company filed a civil suit against Jostens on January 14, 1997 in the United States District Court for the Eastern District of Texas. In the suit, Taylor alleges that the Company violated federal antitrust laws with the respect to the yearbook publishing market, interfered with Taylor's sales representatives, and improperly sought trade secrets. Taylor, citing the loss of school accounts over the last four years, argued that such loss of business resulted directly from the Company's attempt to monopolize the yearbook business. On May 13, 1998 a jury delivered a verdict awarding Taylor $8.5 million (which is automatically tripled to $25.5 million under the antitrust laws) on the antitrust claims, plus attorneys' fees, and up to $11.5 million on the other claims not deemed to be part of the antitrust damage award. Judgment has not been entered pending post trial motions before the court. The Company intends to vigorously pursue reversal of the decision through the post trial and appellate processes.

There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the Company or any subsidiary as a defendant or plaintiff is subject.

Item 4.  Submissions of Matters to a Vote of Security Holders

(a)  The Company's Annual Meeting of Shareholders was held on April 23, 1998.

(b) At the Annual Meeting, the following proposals were voted on by the shareholders as indicated below:

     1.   To elect two directors, for three year terms.

          Name                          In Favor             Withhold Authority
          ----                          --------             ------------------
          Mannie L. Jackson             31,687,999           329,957
          Walker Lewis                  31,687,339           330,617


     2. To ratify the appointment of Ernst & Young LLP as the independent auditors of the Company for 1998.

          In Favor                      Against              Abstain
          --------                      -------              -------
          31,726,995                    252,797              38,164


     3.   To request the elimination of election of directors by classes.

          In Favor          Against            Abstain        Broker Non-Vote
          --------          -------            -------        ---------------
          18,918,929        10,420,785         145,092        2,533,150

     4. To request redemption of, or a binding vote on, the Company's Shareholder Rights Plan.

          In Favor          Against            Abstain        Broker Non-Vote
          --------          -------            -------        ---------------
          20,798,717        8,505,112          2,714,127      2,533,150

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


                                       JOSTENS, INC.


Date  May 19, 1998                     /s/ Robert C. Buhrmaster
                                       ---------------------------------------
                                       Robert C. Buhrmaster
                                       Chairman, President and Chief Executive
                                       Officer


                                       /s/ William N. Priesmeyer
                                       ---------------------------------------
                                       William N. Priesmeyer
                                       Senior Vice President and
                                       Chief Financial Officer