Form 10-Q
period 1998-07-04
JOSTENS INC
filed 1998-08-17
CIK 54050

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 4,1998

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______ Commission file number 1-5064



                                  JOSTENS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Minnesota                                    41-0343440
---------------------------------       ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


  5501 Norman Center Drive, Minneapolis, Minnesota                     55437
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

The number of shares outstanding of the registrant's only class of common stock on August 11, 1998 was 36,831,206.

                                  JOSTENS, INC.

                                      INDEX




Part I.  Financial Information
------------------------------

Item 1. Financial Statements (Unaudited):

     Condensed Consolidated Balance Sheets as of July 4, 1998, June 28, 1997, and January 3, 1998

     Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 4, 1998, and June 28, 1997

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 4, 1998, and June 28, 1997

     Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information
---------------------------

Item 1.   Legal Proceedings
Item 6.   Exhibits and Reports on Form 8-K



Signatures
----------

                         JOSTENS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per-share data)

                                                        (Unaudited)
                                                --------------------------
                                                  July 4,        June 28,       January 3,
                                                   1998            1997            1998
                                                ----------      ----------      -----------
CURRENT ASSETS:
    Short-term investments                      $  11,415       $  18,536       $   6,068
    Accounts receivable, net                      119,947         138,503         108,697
    Inventories:
      Finished products                            22,252          24,065          38,122
      Work-in-process                              31,462          30,480          29,388
      Materials and supplies                       28,833          22,177          24,552
                                                ---------       ---------       ---------
                                                   82,547          76,722          92,062

    Deferred income taxes                          15,543          14,928          15,543
    Prepaid expenses                                4,133           2,469           4,679
    Other receivables                              13,841          12,218          25,495
                                                ---------       ---------       ---------
                                                  247,426         263,376         252,544

OTHER ASSETS:
    Intangibles, net                               29,498          34,826          30,749
    Note receivable, net                           12,925          12,925          12,925
    Deferred income taxes                           7,743          11,393           7,743
    Other                                          12,453          12,990          12,631
                                                ---------       ---------       ---------
                                                   62,619          72,134          64,048

PROPERTY AND EQUIPMENT                            248,801         217,790         231,747
    Accumulated depreciation                     (168,439)       (151,999)       (157,609)
                                                ---------       ---------       ---------
                                                   80,362          65,791          74,138
                                                ---------       ---------       ---------

                                                $ 390,407       $ 401,301       $ 390,730
                                                =========       =========       =========

CURRENT LIABILITIES:
    Notes payable                               $  69,920       $  70,424       $  49,974
    Accounts payable                               22,256          18,088          30,553
    Salary, benefits and commissions               59,575          63,020          38,668
    Customer deposits                              51,417          43,746          98,659
    Other liabilities                              19,473          12,442          17,281
    Income taxes                                   24,416          24,031          11,098
                                                ---------       ---------       ---------
                                                  247,057         231,751         246,233

OTHER NON-CURRENT LIABILITIES                      17,784          19,586          17,404

SHAREHOLDERS' INVESTMENT:
    Preferred shares, $1.00 par value:
      Authorized 4,000 shares, none issued             --              --              --
    Common shares, $.33 1/3 par value:
      Authorized 100,000 shares,
      Issued -  37,007, 38,780
      and 38,422 shares, respectively              12,382          13,002          12,853
    Capital surplus                                    --           7,776              --
    Retained earnings                             118,879         132,875         119,378
    Accumulated other comprehensive income         (5,695)         (3,689)         (5,138)
                                                ---------       ---------       ---------
                                                  125,566         149,964         127,093
                                                ---------       ---------       ---------

                                                $ 390,407       $ 401,301       $ 390,730
                                                =========       =========       =========

See notes to condensed consolidated financial statements

                         JOSTENS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per-share data)

                                          Three Months Ended             Six Months Ended
                                        -----------------------      -----------------------
                                         July 4,       June 28,       July 4,       June 28,
                                          1998           1997          1998          1997
                                        ---------      --------      --------      ---------
Net Sales                                $298,879      $297,316      $467,156      $447,753

Cost of products sold                     142,559       146,291       211,232       210,687
                                         --------      --------      --------      --------

                                          156,320       151,025       255,924       237,066

Selling and administrative expenses        91,743        84,633       172,268       152,097
                                         --------      --------      --------      --------

Operating Income                           64,577        66,392        83,656        84,969

Net interest expense                        1,331         1,440         2,622         3,144
                                         --------      --------      --------      --------

                                           63,246        64,952        81,034        81,825

Income taxes                               25,614        26,629        32,906        33,548
                                         --------      --------      --------      --------

Net Income                               $ 37,632      $ 38,323      $ 48,128      $ 48,277
                                         ========      ========      ========      ========

Basic Earnings Per Common Share          $   1.02      $   0.99      $   1.29      $   1.25
                                         ========      ========      ========      ========

Basic average shares outstanding           37,002        38,826        37,368        38,761
                                         ========      ========      ========      ========

Diluted Earnings Per Common Share        $   1.01      $   0.98      $   1.28      $   1.24
                                         ========      ========      ========      ========

Diluted average shares outstanding         37,202        39,109        37,551        38,995
                                         ========      ========      ========      ========

Dividends declared per common share      $   0.22      $   0.22      $   0.44      $   0.44
                                         ========      ========      ========      ========

See notes to condensed consolidated financial statements

                         JOSTENS, INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                           Six Months Ended
                                       -------------------------
                                        July 4,         June 28,
                                         1998            1997
                                       ---------       ---------
OPERATING ACTIVITIES

Net income                              $ 48,128       $ 48,277

Depreciation and amortization             12,314         10,248

Changes in assets and liabilities         (8,366)         4,807

Other                                        650             --
                                        --------       --------

                                          52,726         63,332
                                        --------       --------

INVESTING ACTIVITIES

Capital expenditures                     (17,576)        (7,763)

Advance on business acquisition               --         (8,500)
                                        --------       --------

                                         (17,576)       (16,263)
                                        --------       --------

FINANCING ACTIVITIES

Short-term borrowing                      19,946        (20,488)

Cash dividends                           (16,565)       (17,089)

Stock options                              1,534          6,410

Share repurchases                        (34,714)            --

Other                                         (4)            (5)
                                        --------       --------

                                         (29,803)       (31,172)
                                        --------       --------

INCREASE IN SHORT-TERM INVESTMENTS      $  5,347       $ 15,897
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

Certain balances on the condensed consolidated balance sheet as of June 28, 1997, and condensed statement of cash flows for the period ended June 28, 1997, have been reclassified to conform to the July 4, 1998, presentation.

Because of the seasonal nature of the Company's business, the results of operations for the six months ended July 4, 1998, are not necessarily indicative of the results for the entire year ending January 2, 1999.

For further information, refer to the consolidated financial statements and footnotes in the Company's Form 10-K for the year ended January 3, 1998.


INCOME TAXES
The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year.


EARNINGS PER COMMON SHARE
The adoption of Statement of Financial Accounting Standard (SFAS) No. 128 in 1997 resulted in disclosure of both "basic" and "diluted" earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the average number of common shares outstanding, including the dilutive effects of options, restricted stock and contingently issuable shares. Unless otherwise noted, references are to diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share (millions):

                                      THREE MONTHS ENDED JULY 4, 1998        THREE MONTHS ENDED JUNE 28, 1997
                                    ------------------------------------  -------------------------------------------
                                                              PER SHARE                                     PER SHARE
                                     INCOME       SHARES       AMOUNT        INCOME           SHARES         AMOUNT
                                    ---------    --------     ---------   -------------     -----------     ---------
BASIC EPS
Net income available                $ 37,632      37,002       $ 1.02        $ 38,323          38,826         $ 0.99
--------------------------------------------------------------------------------------------------------------------

EFFECT OF DILUTIVE SECURITIES
Options                                              160                                          233
Awards                                                40                                           50
--------------------------------------------------------------------------------------------------------------------

DILUTED EPS

Net income available                $ 37,632      37,202       $ 1.01       $ 38,323           39,109         $ 0.98
====================================================================================================================


                                           SIX MONTHS ENDED JULY 4, 1998         SIX MONTHS ENDED JUNE 28, 1997
                                         -----------------------------------   -----------------------------------
                                                                   PER SHARE                           PER SHARE
                                          INCOME        SHARES       AMOUNT      INCOME       SHARES     AMOUNT
                                         ---------     --------    ---------   ----------    --------- ----------
BASIC EPS
Net income available                     $ 48,128       37,368       $ 1.29     $ 48,277       38,761      $ 1.25
-----------------------------------------------------------------------------------------------------------------

EFFECT OF DILUTIVE SECURITIES
Options                                                    152                                   185
Awards                                                      31                                    49
-----------------------------------------------------------------------------------------------------------------

DILUTED EPS

Net income available                     $ 48,128       37,551       $ 1.28    $ 48,277       38,995      $ 1.24
=================================================================================================================



COMPREHENSIVE INCOME
As of January 4, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, this statement has no impact on the Company's net income or shareholders' investment. SFAS 130 requires minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' investment, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. For the second quarter of 1998 and 1997, total comprehensive income was $36,803 and $38,043, respectively. For the six-month period ended July 4, 1998, and June 28, 1997, total comprehensive income was $47,571 and $48,030, respectively.


DIVIDENDS
Dividends of 22 cents per share were declared and paid in the second quarter in both 1998 and 1997.

In addition, the Company's Board of Directors declared a dividend of 22 cents per share on July 23, 1998, which will be paid in September 1998.


COMMITMENTS AND CONTINGENCIES
Litigation. Taylor Publishing Company filed a civil suit against Jostens on January 14, 1997, in U.S. District Court for the Eastern District of Texas. In the suit, Taylor alleged that the Company violated federal antitrust laws with respect to the yearbook publishing market, interfered with Taylor's sales representatives and improperly sought trade secrets. Taylor, citing the loss of school accounts over the last four years, argued that such loss of business resulted directly from the Company's attempt to monopolize the yearbook business. On June 15, 1998, a judgment was entered following a jury verdict that awarded Taylor $25.25 million on the antitrust claims, including attorneys' fees. Post-trial motions have been filed and are pending before the court. The Company intends to vigorously pursue reversal of the decision and is therefore unable to estimate the potential loss, if any. Accordingly, no amount was accrued as of July 4, 1998.

Environmental. As part of its continuing environmental management program, Jostens is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of July 4, 1998, the Company had identified three sites requiring further investigation. However, the Company had not been designated as a potentially responsible party at these sites.

Management has assessed the likelihood that a loss has been incurred at these sites as probable and, based on findings included in remediation reports, estimates the potential loss to range from $1 million to $9 million; $6.6 million had been accrued in December, 1996. As of July 4, 1998, the Company had made payments of $1.9 million, bringing the reserve balance to $4.7 million. The current portion of the reserve ($680,000) is included with "other liabilities" on the consolidated balance sheets, while the long-term portion ($4 million) is included with "other non-current liabilities."

While Jostens may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed to be probable. No assets for potential recoveries were established as of July 4, 1998.


PLANT CONSOLIDATION
In April 1998, the Company announced the closing of its Webster, N.Y., photo processing facility and the transfer of all operations to the Company's photo processing plant in Winnipeg, Manitoba, by August 1998. As a result, the Company recorded a charge to operations of $2.5 million in the second quarter of 1998, primarily to accrue for severance and other employee-related costs. As of July 4, 1998, the Company had made payments of $300,000, bringing the reserve balance to $2.2 million.

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

Any change in the following factors may impact the achievement of results in forward-looking statements: the price of gold; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules with respect to the Company's independent sales force; the Company's relationship with its sales force; fashion and demographic trends; the general economy, especially during peak buying seasons for the Company's products and services; the ability of the Company to respond to customer change orders and delivery schedules; competitive pricing and program changes; continued success improving operating efficiencies; the impact of year-2000 readiness on computer-based systems of the Company and its external relationships; and the costs and impact of the Company's information systems implementations.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company's business.


RESULTS OF OPERATIONS

Net sales for the three and six months ended July 4, 1998, were $298.9 million and $467.2 million, respectively, representing an increase of .5 percent and 4.3 percent, over the comparable prior-year periods. During the first quarter, the Company succeeded in a planned effort to shift about $6 million of announcement production and deliveries to the first quarter from the peak second quarter, resulting in reduced net sales for the second quarter from the comparable prior year. The six-month sales improvement was driven by increased consumer demand in the Company's three largest business lines -- Printing & Publishing, Jewelry and Graduation Products.

Cost of products sold was $142.6 million and $211.2 million, respectively, for the three and six months ended July 4, 1998. Costs as a percentage of sales for the three- and six-month periods were 47.7 percent and 45.2 percent, compared with 49.2 percent and 47.1 percent in the same periods last year. The decrease was primarily the result of manufacturing efficiency initiatives. The second-quarter cost improvements included: decreased cycle time and costs through consistent processes and procedures in Printing & Publishing; better efficiencies as a result of producing all graduation announcements in one facility; and lower costs in Recognition's two main facilities.

Selling and administrative expenses were $91.7 million and $172.3 million, respectively, for the three- and six-month periods ended July 4, 1998. As a percentage of sales, selling and administrative expenses for the three- and six-month periods were 30.7 percent and 36.9 percent, compared with 28.5 percent and 34 percent in the same periods last year. The increase in second-quarter selling and administrative expenses was primarily the result of investment in information systems and certain expensed year-2000 readiness costs. Selling and administrative expenses also increased over the prior-year second quarter due to spending for consumer research and future marketing programs.

Net interest expense for the three and six months ended July 4, 1998, was $1.3 million and $2.6 million, respectively, compared with $1.4 million and $3.1 million in the prior-year periods. The decrease in net interest expense corresponded with a decrease in average borrowings under the Company's notes payable and commercial paper program due principally to increased customer deposit collections.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities and short-term borrowings were Jostens' principal sources of liquidity during the six-month period. Cash generated from these activities was used primarily for dividends, capital expenditures and share repurchases.

Operating activities provided cash of $52.7 million for the six months ended July 4, 1998, primarily due to net income ($48.1 million). The change in assets and liabilities for the six months used $8.4 million of cash, as increases in salary, benefits and commissions ($20.9 million) and income taxes payable ($13.3 million) and decreases in overdrafts ($11.6 million) were offset by decreases in customer deposits ($47.2 million) and accounts payable ($8.3 million). These fluctuations reflect the seasonality of the business, evident when comparing the December and June month-end balances.

Comparing the six months ended July 4, 1998, with the six months ended June 28, 1997, the Company generated $10.6 million less cash from operating activities. This reduction was due partially to an increase in gold inventory for the Jewelry business. In addition, customer deposits reduced cash flow $15.0 million due to a significant increase in the beginning year balance ($22.6 million) as a result of a new payment plan implemented in 1997. However, customer deposits are $7.6 million above 1997 levels. These cash flow reductions were partially offset by accounts receivable decreases of $20.0 million from the prior-year period which were due to solid collection and policy compliance programs.

Because most of the Company's sales volume occurs in the second and fourth quarters, Jostens usually requires additional interim financing of inventories and receivables. To provide the necessary financing, the Company maintains a bank credit agreement that is reduced by commercial paper outstanding. The Company has a $180 million five-year bank agreement that expires in December 2000. At July 4, 1998, $110.1 million was available under the bank credit agreement as a result of $69.9 million in outstanding borrowings. In addition, the Company had unsecured demand facilities with three banks totaling $84.6 million, none of which was outstanding at July 4, 1998. These demand facilities are renegotiated periodically based on the anticipated seasonal needs for short-term financing. Commercial paper borrowings were included in notes payable in the consolidated balance sheet.

Management believes that cash expected to be generated from operating activities, together with credit available under the bank credit agreement and demand facilities, will be sufficient to fund planned capital expenditures, share repurchases, dividends and any incremental working capital requirements in 1998.

SHARE REPURCHASE

In July 1997, Jostens' board of directors authorized the repurchase of up to $100 million in shares of the Company's common stock. Under the authorization, shares may be repurchased periodically in the open market and through privately negotiated transactions. The repurchase is to be funded from the Company's cash and short-term investment balance, as well as short-term borrowings. As of July 4, 1998, the Company had repurchased $55 million in common shares, including $5.5 million in the second quarter of 1998, and $34.7 million in the six-month period ended July 4, 1998.


CAPITAL EXPENDITURES, PRODUCT DEVELOPMENT AND ACQUISITION

Year-to-date capital expenditures through July 4, 1998, were $17.6 million, approximately $9.8 million higher than the comparable period in 1997. The increase resulted primarily from costs incurred due to the replacement of School Products, Recognition and corporate management information systems and to plant consolidation efforts.


YEAR 2000 CONVERSION COSTS

Management has initiated a companywide program to prepare the Company's information systems infrastructure, microprocessor-driven equipment, external relationships and customers for the year 2000. Both internal and external resources are being utilized to implement the program. Systems that will not be replaced before the year 2000 are being modified to achieve year-2000 functionality. The total year-2000 program cost is estimated at approximately $50 million, which includes $35 million to purchase and implement new software that will be capitalized as part of the companywide systems replacement program and $15 million that will be expensed as incurred. As of July 4, 1998, the Company had incurred approximately $20.9 million ($15.1 million capitalized), primarily to assess year-2000 issues, develop a strategic plan, complete several major code remediation initiatives and purchase new hardware and software.

The program is estimated to be completed no later than October 1999, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the year-2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made on time, the year-2000 issue could have a material impact on the operations of the Company.

The costs of the project and the date when the Company believes it will complete the year-2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the impact of year-2000 compliance on computer based systems of the Company's external relationships and similar uncertainties.

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

A transaction gain of $11.1 million ($5.8 million after tax) was originally recorded at the time of the JLC sale and deferred in accordance with the SEC Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity. In October 1995, the deferred gain increased to $17.2 million ($9.7 million after tax) as a result of the sale of Wicat ($5.3 million) and some accrual settlements ($800,000).

In conjunction with its efforts to raise additional equity capital for ongoing cash requirements, JLC requested that the Company restructure its interests in JLC. In November 1996, the Company restructured terms of its $36 million, unsecured, subordinated note from JLC in conjunction with a third-party equity infusion into JLC. Terms of the restructuring resulted in the exchange of the $36 million unsecured, subordinated note and accrued interest for a new $57.2 million unsecured, subordinated note maturing June 30, 2003, with a stated interest rate of 6 percent and rights to early redemption discounts. The early redemption discounts, exercisable only in whole at JLC's option, adjust periodically and range from a 60 percent discount on the face value if redeemed by December 31, 1998, to 40 percent if redeemed by March 31, 2003. The new note was recorded at fair value using an estimated 20 percent discount rate on the $57.2 million note, resulting in a discount of $35.1 million. The restructuring had no impact on the net carrying value of Jostens' investment in JLC, since the $4 million reduction in the note receivable's carrying value was offset by a corresponding reduction in the deferred gain to $13.2 million ($7.3 million after tax).

The adjusted $13.2 million gain and interest on the notes receivable will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. The deferred gain is presented in the condensed consolidated balance sheets as an offset to notes receivable. The notes receivable balance represents amounts owed by JLC related to the sale of JLC net of a $35.1 million discount and the deferred gain. Despite the equity infusion and restructuring of Jostens' interests in JLC, there is no guarantee that JLC will be able to repay the note. JLC incurred losses in the first two quarters of 1998 and all of fiscal years 1997, 1996, and 1995; however, the Company believes that such carrying value is not impaired based on current facts and circumstances.


PLANT CONSOLIDATION

In April 1998, the Company announced the closing of its Webster, N.Y., photo processing facility and the transfer of all operations to the Company's photo processing plant in Winnipeg, Manitoba, by August 1998. As a result, the Company recorded a charge to operations of $2.5 million in the second quarter of 1998, primarily to accrue for severance and other employee-related costs. As of July 4, 1998 the Company had made payments of $300,000, bringing the reserve balance to $2.2 million.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Taylor Publishing Company filed a civil suit against Jostens on January 14, 1997, in the U.S. District Court for the Eastern District of Texas. In the suit, Taylor alleged that the Company violated federal antitrust laws with the respect to the yearbook publishing market, interfered with Taylor's sales representatives and improperly sought trade secrets. Taylor, citing the loss of school accounts over the last four years, argued that such loss of business resulted directly from the Company's attempt to monopolize the yearbook business. On June 15, 1998, a judgment was entered following a jury verdict that awarded Taylor $25.25 million on the antitrust claims, including attorneys' fees. Post-trial motions have been filed and are pending before the court. The Company intends to vigorously pursue reversal of the decision through the post-trial and appellate processes.

There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the Company or any other subsidiary as a defendant or plaintiff is subject.


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


                                  JOSTENS, INC.



Date   August 17, 1998                /s/ Robert C. Buhrmaster
     ------------------               ----------------------------------------
                                      Robert C. Buhrmaster
                                      Chairman, President and Chief Executive
                                      Officer

                                      /s/ William N. Priesmeyer
                                      -----------------------------------------
                                      William N. Priesmeyer
                                      Senior Vice President and Chief Financial
                                      Officer