Form 10-Q
period 1998-10-03
JOSTENS INC
filed 1998-11-17
CIK 54050

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q



(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO_______ Commission file number 1-5064


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

The number of shares outstanding of the registrant's only class of common stock on November 9, 1998 was 35,337,585.

                                  JOSTENS, INC.

Part I.  Financial Information                                            Page
-------  ---------------------                                            ----

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of October 3, 1998,
         September 27, 1997, and January 3, 1998                            3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended October 3, 1998, and September 27, 1997      4

         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended October 3, 1998, and September 27, 1997               5

         Notes to Condensed Consolidated Financial Statements               6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9



Part II. Other Information
-------- -----------------

Item 1.  Legal Proceedings                                                 15
Item 5.  Other Information                                                 15
Item 6.  Exhibits and Reports on Form 8-K                                  15



Signatures                                                                 16

                         JOSTENS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)


                                                           (Unaudited)
                                                  --------------------------
                                                  October 3,   September 27,    January 3,
                                                    1998           1997            1998
                                                  ----------   -------------    ----------
CURRENT ASSETS:
    Short-term investments                        $   3,746      $   3,240      $   6,068
    Accounts receivable, net                        107,269        109,076        108,697
    Inventories:
      Finished products                              33,012         36,010         38,122
      Work-in-process                                19,802         22,106         29,388
      Materials and supplies                         32,105         29,935         24,552
                                                  ---------      ---------      ---------
                                                     84,919         88,051         92,062

    Deferred income taxes                            15,543         14,928         15,543
    Other receivables, net                           19,711         24,617         25,495
    Prepaid expenses and other current assets         3,990          9,878          4,679
                                                  ---------      ---------      ---------
        Total current assets                        235,178        249,790        252,544

OTHER ASSETS:
    Intangibles, net                                 28,903         31,121         30,749
    Note receivable, net                             12,925         12,925         12,925
    Deferred income taxes                             7,743          4,349          7,743
    Other                                            13,970         13,001         12,631
                                                  ---------      ---------      ---------
                                                     63,541         61,396         64,048

PROPERTY AND EQUIPMENT                              257,261        224,887        231,747
    Accumulated depreciation and amortization      (172,956)      (154,998)      (157,609)
                                                  ---------      ---------      ---------
                                                     84,305         69,889         74,138
                                                  ---------      ---------      ---------

                                                  $ 383,024      $ 381,075      $ 390,730
                                                  =========      =========      =========

CURRENT LIABILITIES:
    Notes payable                                   178,326        139,681         49,974
    Accounts payable                                 19,457         22,082         30,553
    Salaries, wages and commissions                  32,018         23,165         38,668
    Customer deposits                                28,727         25,187         98,659
    Income taxes                                     12,765         10,015         11,098
    Other accrued liabilities                        22,049         11,120         17,281
                                                  ---------      ---------      ---------
        Total current liabilities                   293,342        231,250        246,233

OTHER NON-CURRENT LIABILITIES                        15,072         18,829         17,404

SHAREHOLDERS' INVESTMENT:
    Preferred shares, $1.00 par value:
      Authorized 4,000 shares, none issued                -              -              -
    Common shares, $.33 1/3 par value:
      Authorized 100,000 shares,
      issued -  35,397, 38,842
      and 38,422 shares, respectively                11,799         12,947         12,853
    Capital surplus                                       -          3,659              -
    Retained earnings                                69,379        118,079        119,378
    Accumulated other comprehensive income           (6,568)        (3,689)        (5,138)
                                                  ---------      ---------      ---------
                                                     74,610        130,996        127,093
                                                  ---------      ---------      ---------

                                                  $ 383,024      $ 381,075      $ 390,730
                                                  =========      =========      =========

See notes to condensed consolidated financial statements

                         JOSTENS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended          Nine Months Ended
                                                      -------------------------  -------------------------
                                                       October 3, September 27,  October 3,  September 27,
                                                         1998         1997         1998         1997
                                                      -------------------------  ---------   -------------

Net sales                                              $ 127,009   $ 109,079     $594,165    $ 556,832

Cost of products sold                                     70,470      63,408      281,702      274,095
                                                       ---------   ---------     --------    ---------

    Gross profit                                          56,539      45,671      312,463      282,737

Selling and administrative expenses                       66,659      54,804      238,927      206,901
                                                       ---------   ---------     --------    ---------

Operating income (loss)                                  (10,120)     (9,133)      73,536       75,836

Net interest expense                                      (1,943)     (1,354)      (4,565)      (4,498)
                                                       ---------   ---------     --------    ---------

    Income before income taxes                           (12,063)    (10,487)      68,971       71,338

Income tax (benefit) expense                              (4,885)     (4,300)      28,021       29,248
                                                       ---------   ---------     --------    ---------

Net income (loss)                                      $  (7,178)  $  (6,187)    $ 40,950    $  42,090
                                                       =========   =========     ========    =========

Basic earnings (loss) per common share                 $   (0.20)  $   (0.16)    $   1.11       $ 1.08
                                                       =========   =========     ========    =========

    Shares used to compute basic per share amounts        36,213      38,975       36,970       38,829
                                                       =========   =========     ========    =========

Diluted earnings (loss) per common share               $   (0.20)  $   (0.16)    $   1.10    $    1.08
                                                       =========   =========     ========    =========

    Shares used to compute diluted per share amounts      36,213      38,975       37,159       39,046
                                                       =========   =========     ========    =========

Dividends declared per common share                    $    0.22   $    0.22     $   0.66    $    0.66
                                                       =========   =========     ========    =========

See notes to condensed consolidated financial statements

                         JOSTENS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Nine Months Ended
                                                         -----------------------------
                                                         October 3,      September 27,
                                                           1998             1997
                                                         ----------      -------------
OPERATING ACTIVITIES

    Net income                                           $ 40,950         $ 42,090

    Depreciation and amortization                          18,057           15,875

    Changes in assets and liabilities                     (69,834)         (59,556)

    Other                                                     799                -
                                                         --------         --------

      Net cash used in operating activities               (10,028)          (1,591)
                                                         --------         --------

INVESTING ACTIVITIES

    Capital expenditures                                  (27,844)         (14,325)

    Business acquisition                                        -           (8,500)
                                                         --------         --------

      Net cash used in investing activities               (27,844)         (22,825)
                                                         --------         --------

FINANCING ACTIVITIES

    Short-term borrowings                                 128,352           48,769

    Cash dividends                                        (24,582)         (25,698)

    Stock options                                           1,649           11,150

    Share repurchases                                     (69,869)          (8,962)

    Other                                                       -             (242)
                                                         --------         --------

      Net cash provided by financing activities            35,550           25,017
                                                         --------         --------

Increase (decrease) in short-term investments            $ (2,322)        $    601
                                                         ========         ========

See notes to condensed consolidated financial statements

                         JOSTENS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Certain balances on the condensed consolidated balance sheet as of September 27, 1997, and condensed consolidated statement of cash flows for the period ended September 27, 1997, have been reclassified to conform to the October 3, 1998, presentation.

Because of the seasonal nature of the Company's business, the results of operations for the nine months ended October 3, 1998, are not necessarily indicative of the results for the entire year ending January 2, 1999.

For further information, refer to the consolidated financial statements and footnotes in the Company's Form 10-K for the year ended January 3, 1998.


INCOME TAXES

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year.


EARNINGS PER COMMON SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the average number of common shares outstanding, including the dilutive effects of options, restricted stock and contingently issuable shares. Unless otherwise noted, references are to diluted earnings (loss) per share. The following table sets forth the computation of basic and diluted earnings per share for the nine-month periods:


                                              Nine months ended October 3, 1998    Nine months ended September 27, 1997
                                              ----------------------------------   ------------------------------------
                                                                       Per share                           Per share
(In thousands, except per share data)          Income       Shares      amount      Income     Shares       amount
                                              -------       ------     ---------   -------     ------      ---------
Basic EPS
Net income                                    $40,950       36,970     $ 1.11      $42,090     38,829        $ 1.08
-------------------------------------------------------------------------------------------------------------------

Effect of dilutive securities
Options                                                        138                                201
Awards                                                          51                                 16
-------------------------------------------------------------------------------------------------------------------

Diluted EPS

Net income                                    $40,950       37,159     $ 1.10      $42,090     39,046        $ 1.08
===================================================================================================================

The computation of basic and diluted earnings (loss) per share for the three months ended October 3, 1998, and September 27, 1997, are the same since there are no dilutive securities from these periods.


COMPREHENSIVE INCOME

As of January 4, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, this statement has no impact on the Company's net income or shareholders' investment. SFAS 130 requires minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' investment, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. For the third quarter of 1998 and 1997, total comprehensive loss was ($8,051) and ($6,187), respectively. For the nine months ended October 3, 1998, and September 27, 1997, total comprehensive income was $39,520 and $41,843, respectively.


DIVIDENDS

Dividends of 22 cents per share were declared and paid in the third quarter in both 1998 and 1997.

In addition, on October 22, 1998, the Company's Board of Directors declared a dividend of 22 cents per share that will be paid December 1, 1998.

COMMITMENTS AND CONTINGENCIES

Litigation. Taylor Publishing Company filed a civil suit against Jostens on January 14, 1997, in U.S. District Court for the Eastern District of Texas. In the suit, Taylor alleged that Jostens violated federal antitrust laws with respect to the yearbook publishing market, interfered with Taylor's sales representatives and improperly sought trade secrets. Taylor, citing the loss of school accounts over the previous four years, argued that such loss of business resulted directly from Jostens' attempt to monopolize the yearbook business. On June 15, 1998, a judgment was entered following a jury verdict that awarded Taylor $25.25 million on the antitrust claims, including attorneys' fees. Post-trial motions have been filed and are pending before the court. The Company intends to vigorously pursue reversal of the decision and is, therefore, unable to estimate the potential loss, if any. Accordingly, no amount was accrued as of October 3, 1998.

Environmental. As part of its continuing environmental management program, Jostens is involved in various environmental improvement activities. As sites are identified and assessed in this program, the Company determines potential environmental liability. Factors considered in assessing this liability include, among others, the following: whether the Company has been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of October 3, 1998, the Company had identified three sites requiring further investigation.

Management has assessed the likelihood that a loss has been incurred at these sites as probable and, based on findings included in remediation reports, estimates the potential loss to range from $1 million to $9 million; $6.6 million was accrued in December 1996. As of October 3, 1998, the Company made payments of $2.1 million, bringing the reserve balance to $4.5 million. The current portion of the reserve ($1.9 million) is included with "other accrued liabilities" on the condensed consolidated balance sheets, while the long-term portion ($2.6 million) is included with "other non-current liabilities."

While Jostens may have a right of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered until recoveries are deemed probable. No assets for potential recoveries were established as of October 3, 1998.


PLANT CONSOLIDATION

In April 1998, the Company, as part of an effort to improve the Photography product line, announced the closing of its Webster, N.Y., photo processing facility and the transfer of all operations to the Company's photo processing plant in Winnipeg, Manitoba. As a result, the Company recorded a charge to operations of $2.5 million in the second quarter of 1998, primarily for severance and other employee-related costs. The Webster facility was closed in August 1998, and as of October 3, 1998, the consolidation was complete and the remaining unpaid portion of the charge was $952,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company occasionally may make statements regarding its business and markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters. To the extent such statements are not historical fact, they may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements containing the words or phrases "will likely result," "are expected to," "expects," "will continue," "anticipates," "believe," "estimate," "projected," or similar expressions are intended to identify forward-looking statements. Forward-looking statements may appear in this document or other documents, reports, press releases and written or oral presentations made by officers of the Company to shareholders, analysts, news organizations or others. All forward-looking statements speak only as of the date on which the statements are made. Actual results could be affected by one or more factors, which could cause the results to differ materially. Therefore, all forward-looking statements are qualified in their entirety by such factors, including the factors listed below. Such factors may be more fully discussed periodically in the Company's subsequent filings with the Securities and Exchange Commission
(SEC).

Any change in the following factors may impact the achievement of results in forward-looking statements: the price of gold; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules with respect to the Company's independent sales force; the Company's relationship with its sales force; fashion and demographic trends; the general economy, especially during peak buying seasons for the Company's products and services; the Company's ability to respond to customer change orders and delivery schedules; competitive pricing and program changes; ability to manufacture quality products and continued success improving operating efficiencies; the impact of year-2000 compliance on computer-based systems of the Company and its external relationships; and the costs and impact of the Company's information systems implementations.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the Company's business.


RESULTS OF OPERATIONS

Net sales for the three and nine months ended October 3, 1998, were $127 million and $594.2 million, respectively, representing increases of 16.4 percent and 6.7 percent over the comparable prior-year periods. Sales in the third quarter increased from year-earlier levels in each of the Company's product lines. Some of the improvement resulted from earlier product shipments due to shorter cycle times, particularly in the Photography and Jewelry product lines. In addition, the three- and nine-month sales improvement was driven by increased consumer demand in the Company's three largest product lines -- Printing & Publishing, Jewelry and Graduation Products. The Company expects full-year 1998 sales to increase by about 4 to 6 percent from 1997.

The cost of products sold was $70.5 million and $281.7 million, respectively, for the three and nine months ended October 3, 1998. Costs as a percentage of sales for the three- and nine-month periods were 55.5 percent and 47.4 percent, compared with 58.1 percent and 49.2 percent in the same periods last year. The decrease was primarily the result of manufacturing efficiency initiatives. In the third quarter, those initiatives included completing the consolidation of Photography processing to one facility serving the North America market. Cost savings were offset by investments in preventative steps to assure a successful fall Jewelry manufacturing season as we approach peak production. The Company expects to reduce costs as a percentage of sales by about one point in 1998 versus 1997.

Selling and administrative expenses were $66.7 million and $238.9 million, respectively, for the three- and nine-month periods ended October 3, 1998. As a percentage of sales, selling and administrative expenses for the three- and nine-month periods were 52.5 percent and 40.2 percent, compared with 50.2 percent and 37.2 percent in the same periods last year. The increase in third-quarter and year-to-date selling and administrative expenses were primarily the result of investment in information systems and expensed year-2000 readiness costs. Selling and administrative expenses also increased over the prior-year three- and nine-month periods due to spending for consumer research and future marketing programs. Selling and administrative expenses are expected to be higher in 1998 versus 1997.

Net interest expense for the three and nine months ended October 3, 1998, was $1.9 million and $4.6 million, respectively, compared with $1.4 million and $4.5 million in the prior-year periods. The increase in net interest expense corresponds with the increase in average borrowings under the Company's notes payable and commercial paper program, primarily related to seasonal funding and the Company's share repurchase program.

Net income was lower in the third quarter and year-to-date when compared to prior-year performance. However, earnings per share improved as a result of the Company's decision to accelerate its share repurchase program.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from short-term borrowings was Jostens' principal source of cash during the nine months ended October 3, 1998. Cash generated from this activity was used primarily for share repurchases, dividends, and capital expenditures.

Operating activities used cash of $10 million for the nine months ended October 3, 1998, primarily due to the seasonality of the business. Comparing the nine months ended October 3, 1998, with the nine months ended September 27, 1997, the Company generated $8.4 million less cash from operating activities primarily due to a change in timing of customer deposit collections resulting from a new payment plan implemented in 1997 for the Printing and Publishing product lines.

Because most sales volume occurs in the second and fourth quarters, Jostens usually requires additional interim financing of inventories and receivables. To provide the necessary financing, the Company maintains a bank credit agreement that is reduced by commercial paper outstanding. The Company has a $180 million, five-year bank agreement that expires in December 2000. At October 3, 1998, $21.7 million was available under the bank credit agreement as a result of $158.3 million in outstanding commercial paper. In addition, the Company had unsecured demand facilities with three banks totaling $54.2 million, $20 million of which was outstanding at October 3, 1998. These demand facilities are renegotiated periodically based on the anticipated seasonal needs for short-term financing. Commercial paper borrowings and outstanding unsecured demand facilities were included in notes payable in the condensed consolidated balance sheet.

Management believes that cash expected to be generated from operating activities, together with credit available under the bank credit agreement and demand facilities, will be sufficient to fund planned capital expenditures, share repurchases, dividends and any incremental working capital requirements for the remainder of 1998.

In July 1997, the Board of Directors authorized the repurchase of up to $100 million in shares of the Company's common stock. Under the authorization, shares may be repurchased periodically in the open market and through privately negotiated transactions. The repurchase is being funded from the Company's cash and short-term investment balance, as well as short-term borrowings. As of October 3, 1998, the Company had repurchased $90.2 million or 4 million common shares, including $35.2 million or 1.6 million shares and $69.9 million or 3.1 million shares for the three and nine months ended October 3, 1998.

Capital expenditures for the nine months ended October 3, 1998, were $27.8 million, approximately $13.5 million higher than the comparable period in 1997. The increase resulted primarily from costs incurred to replace company-wide information systems and to improve manufacturing efficiency.


YEAR 2000

The Company has developed programs to address the possible exposures related to the impact on its computer systems of the Year 2000. Key financial, information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed programs are in place for the required systems modifications or replacements. Progress against these programs is monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis. Both internal and external resources are being utilized to implement the programs. Systems that will not be replaced before the Year 2000 are being modified to achieve Year 2000 functionality. The total Year 2000 program cost is estimated at approximately $50 million, which includes $35 million to purchase and implement new software that will be capitalized as part of the company-wide systems replacement program and $15 million that will be expensed as incurred. The estimated program cost includes internal allocated expenses such as salary and benefits, contractor fees, and travel expenses. As of October 3, 1998, the Company had incurred approximately $30.8 million ($22.1 million capitalized) of which $23.8 million ($16.5 million capitalized) occurred in the nine months ending October 3, 1998.

The Company has divided its Year 2000 program into eight planks. The planks cover the following areas: 1) mainframe infrastructure, 2) central legacy applications, 3) shared technical infrastructure, 4) distributed systems and manufacturing technology by business unit, 5) distributed systems and manufacturing technology by plant, 6) external agents, 7) legal and audit and 8) conversions to new software systems. Each plank is separated into three categories based on the potential impact on the Company's operations: mission critical, high impact and low impact. Mission critical inventory items are those items where loss or interruption of functionality, support or delivery would have a catastrophic impact on the Company's customers, operations or earnings. High impact inventory items are those items where loss or interruption of functionality, support or delivery would have a serious impact on internal productivity with minor impact to the Company's customers. Low impact inventory items are those items where loss or interruption of functionality, support or delivery would have a nominal impact on internal productivity with no impact to the Company's customers. Inventory items refer to computer hardware, software, embedded equipment, machinery, and devices; and external suppliers of products and services.

Most mission critical activities are scheduled to be complete by March 1999, the major exceptions being one project to upgrade the Oracle-based software currently being used in the Company's cap & gown manufacturing facility which will be complete in the third quarter of 1999 and another project to remediate a legacy system used to support one product line in the Recognition business which is scheduled to be complete in the second quarter of 1999. All mission critical activities will be subject to ongoing integration testing in the Company's internal systems throughout 1999. For external agents, the testing phase commencing after the scheduled completion in March 1999 will consist primarily of confirming the third parties' readiness and the Company's alternatives for ensuring continuity of products and services provided by them. As of October 29, 1998, the current completion status of the mission critical planks are as follows:


                                                                                Percent Year 2000
                                                                                     Compliant
                                                                          --------------------------

                                                                            Actual         Estimated
                    Plank                                                 October 29,       March 31,
                                                                            1998              1999
----------------------------------------------------------------------------------------------------
1.  Mainframe infrastructure                                                 87%              100%
2.  Central legacy applications                                              67%              100%
3.  Shared technical infrastructure                                          89%              100%
4.  Distributed systems and manufacturing technology, by business unit       80%               90%
5.  Distributed systems and manufacturing technology, by plant               62%               90%
6.  External agents                                                          43%              100%
7.  Legal and audit                                                          64%              100%
8.  Conversions to new software systems                                      50%               83%


The Company believes that its modifications to existing software and conversions to new software for mission critical activities are sufficiently on schedule so that the Year 2000 issue will not pose significant operational problems.

Activities on all high and low impact categories are scheduled to occur from January 1999 through September 1999 for high impact activities and through June 2000 for low impact activities. Some progress has already been made on certain of these less critical needs as efficiencies permit work on these in conjunction with work on mission critical activities. The current completion status of the planks for these activities ranges from 9% to 60% as of October 29, 1998.

As part of the External Agents plank, the Company is in contact with suppliers and customers to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to these third parties are expected to be complete by March 1999.

The Company has begun, but not yet completed, a comprehensive analysis of and contingency planning process for the operational problems and costs (including the loss of revenues) that would most likely result from a failure by the Company or certain third parties to achieve Year 2000 compliance on a timely basis. Although the Company has not yet identified the most likely worst case scenario, the risk to the Company would primarily be delivery delays to customers with events or graduations scheduled in January 2000. Because most of the Company's sales volume occurs in the second and fourth quarters, the Company believes that it will have sufficient time to recover, although some delayed deliveries may result in cancellations of orders or customer refunds.

The Company has not yet developed contingency plans to protect the business from Year 2000 related interruptions and anticipates developing contingency plans in the later stages of the project. The Company anticipates these plans will be complete for all mission critical activities that are not fully remediated and tested by June 1999.

The costs of the program and the dates when the Company believes it will complete the Year 2000 modifications are based on management's best estimates. Estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee that the Company will achieve these estimates, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the impact of Year 2000 compliance on computer based systems of the Company's external relationships and similar uncertainties.


SALE OF JOSTENS LEARNING CORPORATION (JLC)

In June 1995, Jostens sold its JLC curriculum software subsidiary for $50 million in cash; a $36 million unsecured, subordinated note maturing in eight years with a stated interest rate of 11 percent; and a separate $4 million note with a stated interest rate of 8.3 percent convertible into 19 percent of the equity of Jostens Learning, subject to dilution in certain events. The notes were recorded at fair value, using an estimated 20 percent discount rate on the $36 million note, resulting in a discount of $9.9 million.

In October 1995, the Company sold its Wicat Systems business. Wicat Systems was the small, computer-based aviation training subsidiary of JLC that was retained in the sale of JLC but held for sale. The Company received $1.5 million in cash plus a promissory note for approximately $150,000 from the sale.

A transaction gain of $11.1 million ($5.8 million after tax) was originally recorded at the time of the JLC sale and deferred in accordance with the SEC Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity. In October 1995, the deferred gain increased to $17.2 million ($9.7 million after tax) as a result of the Wicat sale.

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

The adjusted $13.2 million gain and interest on the notes receivable will be deferred until cash flows from the operating activities of JLC are sufficient to fund debt service, dividend or any other covenant requirements. The deferred gain is presented in the condensed consolidated balance sheets as an offset to notes receivable. The notes receivable balance represents amounts owed by JLC related to the sale of JLC net of a $35.1 million discount and the deferred gain. Despite the equity infusion and restructuring of Jostens' interests in JLC, there is no guarantee that JLC will be able to repay the note. JLC incurred losses in the first three quarters of 1998 and all of fiscal years 1997, 1996, and 1995; however, the Company believes that such carrying value is not impaired based on current facts and circumstances.


PLANT CONSOLIDATION

In April 1998, the Company, as part of an effort to improve the Photography product line, announced the closing of its Webster, N.Y., photo processing facility and the transfer of all operations to the Company's photo processing plant in Winnipeg, Manitoba. As a result, the Company recorded a charge to operations of $2.5 million in the second quarter of 1998, primarily for severance and other employee-related costs. The Webster facility was closed in August 1998, and as of October 3, 1998, the consolidation was complete and the remaining unpaid portion of the charge was $952,000.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

          Taylor Publishing Company filed a civil suit against Jostens on January 14, 1997, in the U.S. District Court for the Eastern District of Texas. In the suit, Taylor alleged that Jostens violated federal antitrust laws with the respect to the yearbook publishing market, interfered with Taylor's sales representatives and improperly sought trade secrets. Taylor, citing the loss of school accounts over the previous four years, argued that such loss of business resulted directly from Jostens' attempt to monopolize the yearbook business. On June 15, 1998, a judgment was entered following a jury verdict that awarded Taylor $25.25 million on the antitrust claims, including attorneys' fees. Post-trial motions have been filed and are pending before the court. The Company intends to vigorously pursue reversal of the decision through the post-trial and appellate processes.

          There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the Company or any other subsidiary as a defendant or plaintiff is subject.


Item 5.   Other Information

          The SEC has amended Rule 14a-4, which governs the use by the Company of its discretionary voting authority with respect to certain shareholder proposals. Pursuant to this amendment, the Company's proxy card for its 1999 Annual Meeting of shareholders may confer discretionary authority on any matter as to which the Company does not receive notice by February 1, 1999.


Item 6.   Exhibits and reports on Form 8-K

          (a)  Exhibit 27 Financial Data Schedule

          (b)  Reports on Form 8-K:
               A report on Form 8-K, dated July 23, 1998, was filed during the third quarter of the year ended January 2, 1999. The report was filed under Item 5 and Item 7 of Form 8-K, describing the Company's new shareholder rights plan which replaced the plan expiring in August, 1998. In addition, the Form 8-K describes the dividend declared as part of the new plan.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JOSTENS, INC.



Date November 17, 1998                 /s/ Robert C. Buhrmaster
     -----------------                 ------------------------------
                                       Robert C. Buhrmaster
                                       Chairman, President and Chief Executive
                                       Officer


                                       /s/ William N. Priesmeyer
                                       ------------------------------
                                       William N. Priesmeyer
                                       Senior Vice President and Chief Financial
                                       Officer