Form 10-K
period 1999-01-02
JOSTENS INC
filed 1999-03-31
CIK 54050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended January 2, 1999

                                       OR

  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5064

                                  Jostens, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Minnesota                                              41-0343440
-------------------------------------------------      ------------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification number)

5501 Norman Center Drive, Minneapolis, Minnesota       55437
------------------------------------------------       ------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (612-830-3300)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
----------------------------------    -----------------------------------------
Common Shares, $0.33 1/3 par value    New York Stock Exchange
Preferred Share Purchase Rights       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant on March 3, 1999, was $779,308,114. The number of shares outstanding of Registrant's only class of common stock on March 3, 1999, was 35,134,930.

                       Documents Incorporated by Reference

Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV; Portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held April 22, 1999 are incorporated by reference into Part III.

                                     PART I

Item 1. BUSINESS

Jostens, Inc. ("Jostens" or the "company") was incorporated in 1906 under the laws of the State of Minnesota. Jostens is a leading provider of products and services that help people celebrate important moments, recognize achievements and build affiliations. The company's products include yearbooks, class rings, graduation products and school photography, as well as sports and employee achievement awards.

In December 1998, the Board of Directors authorized the repurchase of up to $100 million shares of the company's common stock. Under the authorization, shares may be repurchased periodically in the open market and through privately negotiated transactions. The repurchase is to be funded from the company's cash, short-term investments and short-term borrowings. A similar $100 million repurchase program was authorized in July 1997 and completed in the fourth quarter of 1998. Under this program the company repurchased 4.4 million shares, including 3.6 million shares for $80 million in 1998. In fiscal year 1996, the company repurchased 7 million shares for $169 million.

In June 1995, the company sold its Jostens Learning Corp. (JLC) curriculum software subsidiary to a group led by Bain Capital, Inc. As partial consideration for the sale, Jostens received two notes, which were discounted and recorded at their estimated fair values. In addition, the transaction gain of $13.2 million was deferred in accordance with the SEC Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity. The company recorded $12.9 million on its consolidated balance sheets representing the estimated fair value of the notes, net of the deferred gain.

In January 1999, the company received information from JLC indicating to management that the carrying value of the notes were permanently impaired. As a result, the company wrote off $12 million in 1998 for the carrying value of the notes, net of miscellaneous JLC-related assets and liabilities, plus $3.7 million of net deferred tax assets associated with the initial sale of JLC that management does not expect to realize. In addition, the company did not record a tax benefit related to the write-off because it is currently not expected to be realized for tax purposes.

Jostens' operations are classified into two business segments based upon products and services provided: school-based recognition products and services (School Products) and longevity and performance recognition products and services for business (Recognition). The School Products segment primarily manufactures and sells to school and college students products and services including yearbooks, class rings, graduation products and student photography packages. The Recognition segment manufactures and sells customized sales, service and business achievement awards. Business segment financial information is contained in Note 9 of the Notes to Consolidated Financial Statements on pages 39 through 41 of Jostens' 1998 Annual Report to Shareholders and is incorporated herein by reference.

SCHOOL PRODUCTS SEGMENT

School Products recognizes individual and group achievement and affiliation primarily in the academic market. School Products comprises four product lines:
Printing & Publishing, Jewelry, Graduation Products and Photography.

Printing & Publishing

The company manufactures and sells student-created yearbooks in elementary schools, middle schools, high schools and colleges. The company's independent and employee sales representatives and their associates work closely with each school's yearbook staff (both students and a faculty adviser), assisting with the planning, editing, layout and printing scheduling until the yearbook is completed. The company's independent and employee sales representatives work with the faculty advisers to renew yearbook contracts each year. The company also prints commercial brochures, and promotional books and materials. Printing & Publishing contributed approximately 39 percent of School Products segment sales in 1998 and 1997 and 38 percent in 1996.

Jewelry

The company manufactures and sells class rings primarily to high school and college students. This product line contributed approximately 30 percent of School Products segment sales in 1998, 1997 and 1996. Many schools have only one school-designated supplier to its students each year. Rings may be sold through bookstores, other campus stores, retail jewelry stores and within the school through temporary order-taking booths. The company, through its independent and employee sales representatives, manages the process of interacting with the students through ring design, promotion, ordering and presentation to relieve school officials of administrative burden connected with students purchasing this symbol of achievement.

Graduation Products

The company manufactures and sells graduation announcements and accessories, diplomas and caps and gowns to students and administrators in high schools and colleges. This product line contributed approximately 24 percent of School Products segment sales in 1998, 1997 and 1996. Jostens independent and employee sales representatives make calls on schools and sales are taken through temporary order-taking booths, telemarketing programs and college bookstores.

Photography

Photography provides class and individual school pictures to students in elementary, middle school and high school; high school senior portrait photography; photography for proms and other special events; and other photo-based products such as student ID cards. These services are provided through an employee sales force and independent dealers, who arrange the sittings/shootings at individual schools or in their own studios. This product line contributed approximately 7 percent of School Products segment sales in 1998 and 8 percent in 1997 and 1996.

Seasonality

This segment experiences strong seasonal business swings concurrent with the school year, with 40-45 percent of full-year sales and 55-65 percent of full-year operating income occurring in the period from April to June. The business generally requires short-term financing during the course of the year.

Competition

Consumers differentiate school products on the basis of price, quality, marketing and service.

Printing & Publishing products competition is primarily made up of two national firms (Herff Jones and Taylor Publishing) and one smaller regional firm (Walsworth Publishing). All compete on the basis of price, print quality, product offerings and service. Technological offerings in the way of computer based publishing and curricula are becoming a more significant market differentiator.

Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. Class rings with different quality and price points are marketed through different channels. Jewelry products competition is primarily made up of two national firms, Herff Jones and Commemorative Brands (CBI), which markets the Balfour and ArtCarved brands. Herff Jones distributes its product in schools, in a manner similar to the company's, while CBI distributes its product through multiple distribution channels including schools, independent and chain jewelers and mass merchandisers.

In Graduation Products, several national and numerous local and regional competitors offer products similar to those of the company.

In Photography products, the company competes with Lifetouch, Herff Jones and a variety of regional and locally owned and operated photographers.

RECOGNITION SEGMENT

The Recognition segment helps companies and other organizations promote and recognize achievement in people's careers. It designs, communicates and administers programs to help customers improve performance and recognize employee service. It also produces awards for professional sports team accomplishments and affinity products for associations.

Recognition serves customers from small and mid-size companies to global corporations, professional sports teams and special interest associations.

Recognition offers an assortment of products and services tailored to the needs of the organization it is serving under a Strategic Recognition(TM) approach. For global companies, Jostens customizes programs to meet specific customer needs.

Standardized programs, such as Symphony(TM) provide small and mid-size companies the same product and service features without complex customization. Recognition enjoys exclusive product and personalization distributor arrangements including Hartmann luggage and Lenox china for the service award marketplace.

This business manufactures and markets a wide variety of products sold primarily to corporations and businesses in the United States and Canada. The products manufactured by Recognition include customized and personalized jewelry, rings, watches and engraved certificates. In addition, this business also markets items manufactured by others for incorporation into programs sold to Recognition customers. These products include items supplied by Lenox, Hartmann, Waterman, Howard Miller and Oneida.

Recognition sells its products through independent and employee sales representatives who develop programs incorporating Recognition products.

Competition

The Recognition business competes primarily with O.C. Tanner and the Robbins Company on a national basis, as well as several regional companies. Recognition focuses on service and product offerings in competing with these companies.

JOSTENS, INC. - INFORMATION REGARDING ALL BUSINESSES

Backlog

Because of the nature of the company's business, generally all orders are filled within a few months from the time of placement. However, the School Products segment obtains student yearbook contracts in one year for a significant portion of the yearbooks to be delivered in the next year. Often the prices of the yearbooks are not established at the time of the order because the content of the books may not have been finalized. Subject to the foregoing qualifications, the company estimates that as of January 2, 1999, the backlog of orders related to continuing operations was approximately $291.6 million, compared with $278.1 million at January 3, 1998, primarily related to student yearbooks, jewelry and graduation products. The company expects most of the January 2, 1999, backlog to be confirmed and filled in 1999.

Environmental

The information in the section "Commitments and Contingencies" on page 22 and in
Note 7 on pages 36 through 37 in Jostens' 1998 Annual Report to Shareholders is incorporated herein by reference.

Raw Materials

The principal raw materials that the company purchases are paper products, ink, gold and precious, semiprecious and synthetic stones. The cost of gold and precious, semiprecious and synthetic stones are affected by market volatility. Any material increase in the price of these raw materials could adversely impact the company's cost of sales. To manage the risk associated with gold price changes, the company enters into gold forward purchase contracts based upon the estimated ounces needed to satisfy projected orders for the upcoming school year. The company then sets ring prices at the beginning of the school year to reflect the locked-in gold price.

The company purchases substantially all synthetic and semiprecious stones from a single supplier, located in Germany, which supplies semiprecious and synthetic stones to almost all of the class ring manufacturers in the United States. The company believes that the loss of this source of synthetic and semiprecious stones could adversely affect its business during the time period in which alternate sources adapted production capabilities to meet increased demand.

Intellectual Property

The company has no patents, licenses, franchises or concessions that are material to it as a whole, but does have a number of proprietary trade secrets, patents, trademarks and copyrights that it considers important. In addition, licenses are an important component of certain aspects of the company's businesses; however, the loss of any license would not have a material effect on the company's operations.

Employees

At February 28, 1999, the total number of employees of the company was approximately 6,800 (not including independent sales representatives). Because of seasonal fluctuations and the nature of the business, the number of employees tends to vary.

As of February 28, 1999, the company had 394 employees who were members of two separate unions. The company has not had a work stoppage or strike that had a material impact on the company's operations.

Foreign Operations

The company's foreign sales are derived primarily from operations in Canada. The accounts and operations of the company's foreign businesses are not material. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among risks attendant to foreign operations, but these risks are not considered material with respect to the company's business. The profit margin on foreign sales is approximately the same as the profit margin on domestic sales.

Item 2. PROPERTIES

The physical properties used by the Registrant and its significant business segments are summarized below:

--------------------------------------------------------------------------------------------------------------------
                                                                                     Owned         Approximate
                                                                                       or            Square
      Business                Location                   Type of Property            Leased          Footage
--------------------------------------------------------------------------------------------------------------------
Corporate            Bloomington, MN (1)        Office                             Owned                    116,000
--------------------------------------------------------------------------------------------------------------------
                     Edina, MN                  Office                             Leased                    21,000
--------------------------------------------------------------------------------------------------------------------
School Products      Anaheim, CA                Office                             Leased                    12,000
--------------------------------------------------------------------------------------------------------------------
                     Attleboro, MA              Manufacturing                      Owned                     52,000
--------------------------------------------------------------------------------------------------------------------
                     Burnsville, MN             Office/Manufacturing               Leased                    47,000
--------------------------------------------------------------------------------------------------------------------
                     Clarksville, TN            Manufacturing                      Owned                    105,000
--------------------------------------------------------------------------------------------------------------------
                     Denton, TX                 Manufacturing                      Owned                     56,000
--------------------------------------------------------------------------------------------------------------------
                     Laurens, SC                Manufacturing/Distribution         Owned                     97,700
--------------------------------------------------------------------------------------------------------------------
                     Laurens, SC                Warehouse                          Leased                   105,000
--------------------------------------------------------------------------------------------------------------------
                     Nuevo Laredo, Mexico       Manufacturing                      Leased                    36,000
--------------------------------------------------------------------------------------------------------------------
                     Owatonna, MN               Office                             Owned                     88,000
--------------------------------------------------------------------------------------------------------------------
                     Owatonna, MN               Manufacturing                      Owned                     30,000
--------------------------------------------------------------------------------------------------------------------
                     Owatonna, MN               Warehouse                          Leased                    24,000
--------------------------------------------------------------------------------------------------------------------
                     Red Wing, MN               Manufacturing                      Owned                    132,000
--------------------------------------------------------------------------------------------------------------------
                     Shelbyville, TN            Manufacturing                      Owned                     87,000
--------------------------------------------------------------------------------------------------------------------
                     State College, PA          Manufacturing                      Owned                     66,000
--------------------------------------------------------------------------------------------------------------------
                     Topeka, KS                 Manufacturing                      Owned                    236,000
--------------------------------------------------------------------------------------------------------------------
                     Visalia, CA                Manufacturing                      Owned                     96,000
--------------------------------------------------------------------------------------------------------------------
                     Winnipeg, MAN              Manufacturing                      Owned                     69,000
--------------------------------------------------------------------------------------------------------------------
                     Winnipeg, MAN              Office/Warehouse                   Leased                    28,000
--------------------------------------------------------------------------------------------------------------------
                     Winston-Salem, NC          Manufacturing                      Owned                    132,000
--------------------------------------------------------------------------------------------------------------------
                     Webster, NY                Manufacturing                      Owned                     60,000
--------------------------------------------------------------------------------------------------------------------
Recognition          Memphis, TN                Office/Distribution Center         Owned                     67,000
--------------------------------------------------------------------------------------------------------------------
                     Princeton, IL              Manufacturing                      Owned                     65,000
--------------------------------------------------------------------------------------------------------------------
                     Saddle Brook, NJ           Office                             Leased                     6,000
--------------------------------------------------------------------------------------------------------------------
                     Sherbrooke, QUE            Manufacturing                      Leased                    15,000
--------------------------------------------------------------------------------------------------------------------

(1) A portion of this facility has been financed through revenue bonds

Management believes that the company's production facilities are suitable for their purpose and adequate to support its businesses. The extent of utilization of individual facilities varies due to the seasonal nature of the business.

Item 3. LEGAL PROCEEDINGS

In January 1999, a federal judge in Texas overturned a jury's $25.3 million verdict against Jostens in an antitrust lawsuit. The judge, acting on Jostens' post-trial motions, set aside the jury's verdict and dismissed all claims against Jostens in the case. Yearbook competitor Taylor Publishing, a unit of Insilco Holding Corp. and the plaintiff in the case has indicated in a press release that it intends to appeal the decision and will seek to have the jury verdict reinstated. No costs were accrued related to the lawsuit, because management determined a potential loss was unlikely.

There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the company or any subsidiary as a defendant or plaintiff is subject.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - Not Applicable

Executive Officers of the Registrant

Incorporated by reference is information under the caption "Election of Directors" contained on pages 3 through 5 of Jostens' Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1999. Executive officers of the Registrant are as follows:


Name                         Age                             Title and Business Experience
----                         ---                             -----------------------------
Robert C. Buhrmaster          51    Chairman of the Board, President and Chief Executive Officer
                                    Mr. Buhrmaster joined the company in December 1992 as Executive Vice President and Chief Staff Officer. He was named President and Chief Operating Officer in
                                    June 1993; was named Chief Executive Officer in March 1994; and was named
                                    Chairman in February 1998. Prior to joining the company, Mr. Buhrmaster was with Corning, Inc. for 18 years, most recently as Senior Vice President. He is also a director of The Toro Company.

David J. Larkin               59    Executive Vice President and Chief Operating Officer
                                    Mr. Larkin joined the company in February 1998 in his current position. From
                                    1995 to 1998, Mr. Larkin was an independent management consultant. Prior to
                                    1995, he worked for Honeywell Inc. for 30 years, most recently as Chairman,
                                    President and CEO of Honeywell Limited in Canada. He is a director of Ault,
                                    Inc.

Carl H. Blowers               59    Senior Vice President - Operations
                                    Mr. Blowers joined the company in May 1996 as an independent consultant serving as Division Vice President, Manufacturing & Engineering and was hired as an employee in 1997 and appointed to his current position in February 1998. Prior to joining the company, Mr. Blowers was with Corning, Inc. for 27 years, most recently as Vice President and General Manager of Corning's Advanced Materials
                                    and Process Technologies Division.

William N. Priesmeyer         54    Senior Vice President and Chief Financial Officer
                                    Mr. Priesmeyer joined the company in August 1997 in his current position. From
                                    April to August 1997, Mr. Priesmeyer was Senior Vice President and CFO of MVE
                                    Holdings. From 1994 to 1997, he was Senior Vice President and CFO with Waldorf
                                    Corp.; and from 1993 to 1994 was Vice President and CFO for DataCard Corp.

Michael Bailey                43    Vice President and General Manager - Jostens School Solutions
                                    Mr. Bailey joined the company in 1978. He has held a variety of leadership positions including  director of marketing, planning manager for manpower and sales,  national product sales director, division manager for Printing &
                                    Publishing and printing operations manager. He was appointed to his current position in January 1999.

William J. George             50    Vice President, General Counsel & Secretary
                                    Mr. George joined the company in February 1999 in his current position. From
                                    1995 to 1999, Mr. George was Vice President, General Counsel and Secretary of
                                    Simplex Time Recorder Co.From 1978 to 1995, he worked for Honeywell, Inc., most recently as Vice President and Associate General Counsel.

Thomas W. Jans                50    Vice President-Consumer Marketing and Channel Development
                                    Mr. Jans joined the company in August 1995 as President of Business Recognition.
                                    He was appointed to his current position in January 1999. From 1992 to 1995, he worked for Carlson Travel, most recently as Executive Vice



Name                         Age                             Title and Business Experience

----                         ---                             -----------------------------
                                    President of Global Sales and Marketing.

Rodney Jordan                 46    Vice President - Human Resources
                                    Mr. Jordan joined the company in 1981. He has served as staff attorney, senior attorney and assistant general counsel. He was named staff vice president-human resources in 1996. He was appointed to his current position in April 1998.

Gregory S. Lea                46    Vice President and General Manager - College and University
                                    Mr. Lea joined the company in November 1993 as Vice President - Total Quality
                                    Management. He was named to his current position in June 1995. Prior to joining the company, Mr. Lea spent 19 years with International Business Machines Corp.
                                    in various financial, operations and quality positions.

John J. Mann                  54    Vice President and General Manager - Scholastic
                                    Mr. Mann joined the company in April 1996 as General Manager - Scholastic and was appointed to his current position in May 1997. Prior to joining the company,
                                    Mr. Mann was a director at Coopers & Lybrand Consulting. From 1991 to 1995, he
                                    worked for Grand Metropolitan PLC, most recently as Senior Vice President of strategic customer service development at Pillsbury.

Lee U. McGrath                42    Vice President and Treasurer
                                    Mr. McGrath joined the company in May 1995 in his current position. For the six years prior to joining the company, he was the assistant treasurer for H.B.
                                    Fuller Company, a manufacturer of chemical products.

Kevin M. Whalen               39    Vice President - Corporate Communications & Investor Relations
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


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The information in the sections "Dividends" on page 22 and "Unaudited Quarterly Financial Data" on page 42 of Jostens' 1998 Annual Report to Shareholders is incorporated herein by reference. As of December 31, 1998, there were approximately 5,400 shareholders of record.

Item 6. SELECTED FINANCIAL DATA

The information for the years 1994 through 1998 on page 43 of Jostens' 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth in the section "Management Discussion and Analysis" on pages 16 through 22 of Jostens' 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth in the section "Market Risk" on page 20 of Jostens' 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and Notes to Consolidated Financial Statements, together with the report thereon of independent auditors dated February 2, 1999, appearing on pages 23 through 42 and the information on page 43 (excluding fiscal years 1992-1993) of Jostens' 1998 Annual Report to Shareholders are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

In addition to certain information as to executive officers of the company included in Part I of this Form 10-K, the information on pages 3 through 5 of Jostens' Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999, with respect to directors and executive officers of the company, is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Incorporated by reference is information under the caption "Executive Compensation" on pages 11 through 15 of Jostens' Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference is information under the captions "Principal Holders of Common Stock" on page 2 and "Shares held by Directors and Officers" on page 7 of Jostens' Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

     (1)  Financial Statements -

          Consolidated Balance Sheets - January 2, 1999 and January 3, 1998 (incorporated by reference to page 25 of Jostens' 1998 Annual Report to Shareholders)

          Statements of Consolidated Operations for the years ended January 2, 1999, January 3, 1998, and December 28, 1996 (unaudited); Six-months ended December 28, 1996; and the year ended June 30, 1996 (incorporated by reference to page 24 of Jostens' 1998 Annual Report to Shareholders)

          Statements of Consolidated Cash Flows for the years ended January 2, 1999, January 3, 1998, and December 28, 1996 (unaudited); Six-months ended December 28, 1996; and the year ended June 30, 1996 (incorporated by reference to page 26 of Jostens' 1998 Annual Report to Shareholders)

          Statements of Consolidated Changes in Shareholders' Investment for the years ended January 2, 1999 and January 3, 1998; Six-months ended December 28, 1996; and the year ended June 30, 1996 (incorporated by reference to page 27 of Jostens' 1998 Annual Report to Shareholders)

          Notes to Consolidated Financial Statements (incorporated by reference to pages 28 through 42, and page 43 (excluding fiscal years 1992-1993) of Jostens' 1998 Annual Report to Shareholders)

     (2)  Financial Statement Schedules -

          Schedule II - Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)  Exhibits

          2 Stock Purchase Agreement by and between JLC Holdings, Inc. Software Systems Corp. and JLC Acquisition, Inc. and Jostens, Inc. (incorporated by reference to Exhibit 2.1 contained in the Current Report on Form 8-K filed on July 14, 1995).

          3 Articles of Incorporation and Bylaws (Incorporated by reference to Exhibit 3(a) contained in the Annual Report on Form 10-K for
               1993).

          4 Rights Agreement, dated July 23, 1998, between Jostens, Inc. and Norwest Bank Minnesota, N.A. (incorporated by reference to the companyis Form 8-A filed on August 5, 1998).

          4.1 Form of Indenture, dated May 1, 1991, between Jostens, Inc. and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 contained in the company's Registration Statement on Form S-3, File No. 33-40233).

          10 1984 Stock Option Plan (incorporated by reference to the company's Registration Statement on Form S-8, File No. 2-95076).

          10.1 1987 Stock Option Plan (incorporated by reference to the company's Registration Statement on Form S-8, File No. 33-19308).

          10.2 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(d) contained in the Annual Report on Form 10-K for 1992).

          10.3 Form of Contract entered into with respect to Executive Supplemental Retirement Plan (incorporated by reference to the company's Registration Statement on Form 8 dated May 2, 1991).

          10.4 Written description of the company's Retired Director Consulting Plan (incorporated by reference to the company's Registration Statement on Form 8 dated May 2, 1991).

          10.5 1992 Stock Incentive Plan Performance Share Agreement (incorporated by reference to Exhibit 10(f) contained in the Annual Report on Form 10-K for 1997).

          10.6 Deferred Compensation Plan (incorporated by reference to Exhibit 10(j) contained in the Annual Report on Form 10-K for 1997).

          10.7 Jostens, Inc. Deferred Compensation Plan 1998 Revision and Jostens, Inc. Deferred Commission Plan 1998 Revision (incorporated by reference to the company's Registration Statement on Form S-8 filed on June 9, 1998, File No. 333-56455).

          10.8 Jostens, Inc. Executive Change in Control Severance Pay Plan effective January 1, 1999.

          10.9 Executive Stock Purchase Program dated February 15, 1999 (filed by the company on Form S-8 filed on February 12, 1999, File No. 333-72347).

          13   Annual Report to Shareholders for the year ended January 2, 1999.

          21   List of company subsidiaries.

          23   Consent of Independent Auditors.

          27   Financial Data Schedule.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Jostens during the quarter ended January 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JOSTENS, INC.

March 31, 1999
                                         By /s/ Robert C. Buhrmaster
                                            -----------------------------------
                                            Robert C. Buhrmaster
                                            Chairman of the Board, President and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                       Date
---------                                 -----                       ----

/s/ Robert C. Buhrmaster     Chairman of the Board, President    March 31, 1999
--------------------------   and Chief Executive Officer
Robert C. Buhrmaster

/s/ William N. Priesmeyer    Senior Vice President and Chief     March 31, 1999
--------------------------   Financial Officer
William N. Priesmeyer

/s/ Lilyan H. Affinito       Director                            March 31, 1999
--------------------------
Lilyan H. Affinito

/s/ Mannie L. Jackson        Director                            March 31, 1999
--------------------------
Mannie L. Jackson

/s/ Jack W. Eugster          Director                            March 31, 1999
--------------------------
Jack W. Eugster

/s/ Richard A. Zona          Director                            March 31, 1999
--------------------------
Richard A. Zona

/s/ Kendrick B. Melrose      Director                            March 31, 1999
--------------------------
Kendrick B. Melrose

/s/ Walker Lewis             Director                            March 31, 1999
--------------------------
Walker Lewis

                         JOSTENS, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                                        Additions
                                                              -----------------------------
                                                                               Charged to
                                                 Balance       Charged to         other                          Balance
                                                beginning      costs and        accounts -    Deductions -       end of
Description                                     of period       expenses         describe       describe         period
-------------------------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted from
   asset accounts:

      Allowances for uncollectible accounts:
          Year ended January 2, 1999             $ 7,446        $ 1,858          $ -           $ 1,996 (1)      $7,308
          Year ended January 3, 1998             $ 6,884        $ 2,245          $ -           $ 1,683 (1)      $7,446
          Six months ended December 28, 1996     $ 5,966        $ 1,202          $ -           $   284 (1)      $6,884
          Year ended June 30, 1996               $ 9,049        $ 2,195          $ -           $ 5,278 (1)      $5,966

      Allowances for sales returns:
          Year ended January 2, 1999             $ 5,569        $17,753          $ -           $17,822 (2)      $5,500
          Year ended January 3, 1998             $ 4,787        $18,352          $ -           $17,570 (2)      $5,569
          Six months ended December 28, 1996     $ 6,518        $ 6,308          $ -           $ 8,039 (2)      $4,787
          Year ended June 30, 1996               $ 7,509        $12,951          $ -           $13,942 (2)      $6,518

      Sales person overdraft reserves:
          Year ended January 2, 1999             $ 8,322        $ 1,947          $ -           $ 3,208 (1)      $7,061
          Year ended January 3, 1998             $ 7,344        $ 2,946          $ -           $ 1,968 (1)      $8,322
          Six months ended December 28, 1996     $ 6,545        $ 1,740          $ -           $   941 (1)      $7,344
          Year ended June 30, 1996               $ 6,157        $ 2,838          $ -           $ 2,450 (1)      $6,545

Note (1)  --  Uncollectible accounts written off - net of recoveries.
Note (2)  --  Returns processed against reserve.