Form 10-Q
period 1999-04-03
JOSTENS INC
filed 1999-05-14
CIK 54050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended April 3, 1999


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



On May 1, 1999, there were 34,373,177 shares of the Registrant's common stock outstanding.

                                  Jostens, Inc.

Part I.   Financial Information                                           Page
                                                                          ----
Item 1.   Financial Statements (unaudited):

          Condensed Consolidated Statements of Operations for the Three
          months ended April 3, 1999, and April 4, 1998                     3

          Condensed Consolidated Balance Sheets as of April 3, 1999,
          April 4, 1998, and January 2, 1999                                4

          Condensed Consolidated Statements of Cash Flows for the Three
          months ended April 3, 1999, and April 4, 1998                     5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9

Item 3    Quantitative and Qualitative Disclosures about Market Risk       13

Part II.  Other Information

Item 1.   Legal Proceedings                                                14
Item 4.   Submission of Matters to a Vote of Security Holders              14
Item 6.   Exhibits and Reports on Form 8-K                                 14

Signatures                                                                 15

Condensed Consolidated Statements of Operations
Jostens Inc. and Subsidiaries
                                                   Three months ended
                                                 -------------------------
                                                        (unaudited)
                                                   April 3       April 4
In thousands, except per-share data                 1999           1998
                                                  --------       --------
Net sales                                         $166,358       $168,277
Cost of products sold                               68,499         68,673
                                                  --------       --------
    Gross margin                                    97,859         99,604
Selling and administrative expenses                 83,302         80,525
                                                  --------       --------
Operating income                                    14,557         19,079
Net interest expense                                 1,039          1,291
                                                  --------       --------
    Income before income taxes                      13,518         17,788
Income taxes                                         5,475          7,292
                                                  --------       --------
Net income                                        $  8,043       $ 10,496
                                                  ========       ========

Earnings per common share
    Basic                                         $   0.23       $   0.28
    Diluted                                       $   0.23       $   0.28
                                                  ========       ========

Weighted average common shares outstanding
    Basic                                           34,816         37,734
    Diluted                                         34,950         37,900
                                                  ========       ========

See notes to condensed consolidated financial statements

Condensed Consolidated Balance Sheets
Jostens Inc. and Subsidiaries

                                                                                         (unaudited)
                                                                                  -----------------------
                                                                                    April 3       April 4       January 2
In thousands                                                                         1999           1998          1999
                                                                                  ---------       --------      ---------
ASSETS
CURRENT ASSETS
Short-term investments                                                            $   5,206       $  6,884       $ 2,595
Accounts receivable, net of allowance of $6,479, $7,621 and $7,308, respectively    128,852        129,717       106,347
Inventories                                                                         122,962        132,563        90,494
Deferred income taxes                                                                14,682         15,543        14,682
Other receivables, net of allowance of $7,045, $6,474 and $7,061, respectively       21,026         27,811        20,689
Prepaid expenses and other current assets                                             6,255          5,048         5,737
                                                                                  ---------       --------      --------
Total current assets                                                                298,983        317,566       240,544
                                                                                  ---------       --------      --------

OTHER ASSETS
Intangibles, net                                                                     27,616         30,162        28,165
Note receivable                                                                           -         12,925             -
Noncurrent deferred income taxes                                                          -          7,743             -
Other                                                                                 9,460         11,882         8,811
                                                                                  ---------       --------      --------
Total other assets                                                                   37,076         62,712        36,976
                                                                                  ---------       --------      --------

Property and equipment                                                              263,599        238,742       256,165
Less accumulated depreciation                                                      (173,508)      (163,232)     (167,518)
                                                                                  ---------       --------      --------
Property and equipment, net                                                          90,091         75,510        88,647
                                                                                  ---------       --------      --------
                                                                                  $ 426,150       $455,788     $ 366,167
                                                                                  =========       ========     =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Notes payable                                                                     $  96,910       $ 83,257      $ 93,922
Accounts payable                                                                     25,670         25,005        23,682
Employee compensation                                                                22,731         18,668        27,560
Commissions payable                                                                  38,277         34,728        22,131
Customer deposits                                                                   146,672        140,801        92,092
Income taxes                                                                          8,471         14,791         4,713
Other accrued liabilities                                                            21,907         19,466        23,679
                                                                                  ---------       --------      --------
Total current liabilities                                                           360,638        336,716       287,779
                                                                                  ---------       --------      --------

Other noncurrent liabilities                                                         19,871         17,717        19,836
                                                                                  ---------       --------      --------
Total liabilities                                                                   380,509        354,433       307,615
                                                                                  ---------       --------      --------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT
Preferred shares, $1.00 par value: authorized 4,000 shares, none issued                   -              -             -
Common shares, $.33 1/3 par value: authorized 100,000 shares, issued
April 3, 1999 - 34,506; April 4, 1998 - 37,217; January 2, 1999 - 35,071             11,502         12,451        11,690
Retained earnings                                                                    41,653         93,770        54,627
Accumulated other comprehensive loss                                                 (7,514)        (4,866)       (7,765)
                                                                                  ---------       --------      --------
Total shareholders' investment                                                       45,641        101,355        58,552
                                                                                  ---------       --------      --------
                                                                                  $ 426,150       $455,788     $ 366,167
                                                                                  =========       ========     =========


See notes to condensed consolidated financial statements

Condensed Consolidated Statements of Cash Flows
Jostens Inc. and Subsidiaries

                                                           Three months ended
                                                         -----------------------
                                                               (unaudited)
                                                         April 3        April 4
In thousands                                              1999           1998
                                                         -------       --------
OPERATING ACTIVITIES
Net income                                              $  8,043       $ 10,496
Depreciation                                               5,823          5,478
Amortization                                                 549            587
Changes in assets and liabilities:
      Accounts receivable                                (22,505)       (21,020)
      Inventories                                        (32,468)       (40,501)
      Other receivables                                     (337)        (2,316)
      Prepaid expenses and other current assets             (518)          (369)
      Accounts payable                                     2,526          1,087
      Employee compensation                               (4,829)          (778)
      Commissions payable                                 16,146         15,506
      Customer deposits                                   54,580         42,142
      Income taxes                                         3,758          3,693
      Other                                               (2,148)         3,884
                                                        --------       --------
        Net cash provided by operating activities         28,620         17,889
                                                        --------       --------
INVESTING ACTIVITIES
Purchases of property and equipment                       (7,267)        (6,968)
Other                                                         13              -
                                                        --------       --------
        Net cash used for investing activities            (7,254)        (6,968)
                                                        --------       --------
FINANCING ACTIVITIES
Net short-term borrowings                                  2,450         26,648
Dividends paid                                            (7,716)        (8,425)
Proceeds from exercise of stock options                    1,527            903
Repurchases of common stock                              (15,016)       (29,231)
                                                        --------       --------
        Net cash used for financing activities           (18,755)       (10,105)
                                                        --------       --------
CHANGE IN SHORT-TERM INVESTMENTS                           2,611            816
SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                2,595          6,068
                                                        --------       --------
SHORT-TERM INVESTMENTS, END OF PERIOD                   $  5,206       $  6,884
                                                        ========       ========

See notes to condensed consolidated financial statements

                          Jostens Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


(1)  ACCOUNTING POLICIES

     The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. Because of the seasonal nature of the company's business, the results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the company's annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with the company's consolidated financial statements and notes included in its 1998 Annual Report to Shareholders.

     Certain balances have been reclassified to conform to the April 3, 1999, presentation.


     EARNINGS PER COMMON SHARE

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the average number of common shares outstanding, including the dilutive effects of options, restricted stock and contingently issuable shares. Unless otherwise noted, references are to diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the three-month periods:


                                                                    Three months ended
                                                                  ------------------------
                                                                   April 3       April 4
     In thousands, except per-share data                            1999           1998
                                                                  --------       --------
     EARNINGS PER SHARE - BASIC
     Net income                                                   $  8,043       $ 10,496
     Weighted average common shares outstanding - basic             34,816         37,734
                                                                  --------       --------
     Net income per share - basic                                 $   0.23       $   0.28
                                                                  ========       ========

     EARNINGS PER SHARE - DILUTED
     Net income                                                   $  8,043       $ 10,496
     Weighted average common shares outstanding - basic             34,816         37,734
     Effect of dilutive securities:
         Stock options and awards                                      134            166
                                                                  --------       --------
     Weighted average common shares outstanding - diluted           34,950         37,900
                                                                  --------       --------
     Net income per share - diluted                               $   0.23       $   0.28
                                                                  ========       ========

(2)  SUPPLEMENTAL BALANCE SHEET INFORMATION

                                         April 3      April 4    January 2
     In thousands                          1999        1998         1999
                                        --------    --------     ---------

     INVENTORIES
     Finished goods                     $ 33,895    $ 32,191     $ 38,141
     Work-in-process                      61,762      64,870       29,735
     Raw materials and supplies           27,305      35,502       22,618
                                        --------    --------     --------
     Total inventories                  $122,962    $132,563     $ 90,494
                                        ========    ========     ========





(3)  COMPREHENSIVE INCOME

     Comprehensive income and its components, net of tax, are as follows:


                                                         Three months ended
                                                       ------------------------
                                                         April 3       April 4
     In thousands                                         1999          1998
                                                         -------      --------
     Net income                                          $ 8,043      $ 10,496
     Change in cumulative translation adjustment             251          (272)
                                                         -------      --------
     Comprehensive income                                $ 8,294      $ 10,224
                                                         =======      ========


(4)  DIVIDENDS

     Dividends of 22 cents per share were declared and paid in the first quarter in both 1999 and 1998.

     On April 22, 1999, the company's Board of Directors declared a dividend of 22 cents per share that will be paid June 1, 1999.

(5)  BUSINESS SEGMENTS

     Financial information by reportable business segment is included in the following summary:

                                                      Three months ended
                                                    ------------------------
                                                         (unaudited)
                                                     April 3        April 4
     In thousands                                      1999          1998
                                                    ---------      ---------
     NET SALES FROM EXTERNAL CUSTOMERS
     School Products                                $ 142,788     $ 139,714
     Recognition                                       21,598        26,677
     Other                                              1,972         1,886
                                                    ---------     ---------
     CONSOLIDATED                                   $ 166,358     $ 168,277
                                                    =========     =========
     OPERATING INCOME
     School Products                                $  24,277     $  24,220
     Recognition                                         (423)        2,023
     Other                                             (9,297)       (7,164)
                                                    ---------     ---------
     Consolidated                                      14,557        19,079
     Net interest expense                              (1,039)       (1,291)
                                                    ---------     ---------
     INCOME BEFORE INCOME TAXES                     $  13,518     $  17,788
                                                    =========     =========


(6)  SUBSEQUENT EVENT

     On April 21, 1999, the company made a $5 million investment to take an ownership position of about 4 percent in the FamilyEducation Network, a privately held provider of printed and electronic information and services to educators and parents of students.

     The FamilyEducation Network (FEN), based in Boston, operates a leading Internet resource for parents and teachers to communicate about children's education issues on a national basis. FEN also maintains school-specific web sites in more than 6,000 schools in 750 school districts nationwide. The sites can be highly customized to offer e-mail, school calendars, homework postings, message boards and an e-commerce school store.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The company occasionally may make statements regarding its business and markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters. To the extent such statements are not historical fact, they may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements containing the words or phrases "will likely result," "are expected to," "expects," "will continue," "anticipates," "believes," "estimates," "projected," or similar expressions are intended to identify forward-looking statements. Forward-looking statements may appear in this document or other documents, reports, press releases and written or oral presentations made by officers of the company to shareholders, analysts, news organizations or others. All forward-looking statements speak only as of the date on which the statements are made. Actual results could be affected by one or more factors, which could cause the results to differ materially. Therefore, all forward-looking statements are qualified in their entirety by such factors, including the factors listed below. Such factors may be more fully discussed periodically in the company's subsequent filings with the Securities and Exchange Commission (SEC).

Any change in the following factors may impact the achievement of results in forward-looking statements: the price of gold; the company's access to students and consumers in schools; the seasonality of the company's business; the company's ability to ship backlog; the company's relationship with its sales force; fashion and demographic trends; the general economy, especially during peak buying seasons for the company's products and services; the company's ability to respond to customer change orders and delivery schedules; the company's ability to maintain its customer base; competitive pricing and program changes; the ability to continue improving operating efficiencies; the impact of year 2000 compliance on computer-based systems of the company and its external relationships; and the costs and impact of the company's information systems implementations.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact the company's business.

RESULTS OF OPERATIONS

The following table sets forth selected information from the company's Condensed Consolidated Statements of Operations, expressed as a percentage of net sales.

                                               Three months ended
                                             ----------------------
                                                  (unaudited)
                                             ----------------------     Percent
                                             April 3       April 4     increase
                                               1999         1998      (decrease)
                                             --------      --------    ---------
Net sales                                     100.0%         100.0%      (1.1%)
Cost of products sold                          41.2%          40.8%      (0.3%)
                                             --------      --------    ---------
    Gross margin                               58.8%          59.2%      (1.8%)
Selling and administrative expenses            50.1%          47.9%       3.4%
                                             --------      --------    ---------
Operating income                                8.7%          11.3%     (23.7%)
Net interest expense                            0.6%           0.8%     (19.5%)
                                             --------      --------    ---------
    Income before income taxes                  8.1%          10.5%     (24.0%)
Income taxes                                    3.3%           4.3%     (24.9%)
                                             --------      --------    ---------
Net income                                      4.8%           6.2%     (23.4%)
                                             ========      ========    =========

Net sales

Net sales for the quarter ended April 3, 1999, were $166.4 million, compared with $168.3 million for the first quarter of 1998. The 1.1 percent decline was primarily due to lower Recognition segment product sales as a result of start-up issues encountered in the conversion to and implementation of a new computer information system. The decline in the Recognition segment sales were largely offset by a 7.2 percent increase in Graduation Products sales over the prior-year period, resulting from increased prices and earlier shipments in the spring season due to improved manufacturing cycle times.


Gross Margin

Gross margin in the first quarter of 1999 was $97.9 million or 58.8 percent, compared with $99.6 million or 59.2 percent in the first quarter of 1998. The
1.8 percent decrease was primarily the result of lower sales volume and higher costs associated with the conversion to a new computer software system in our Recognition segment, as well as additional costs in Jewelry to close a contract ring manufacturing facility in Mexico and transfer its activities to existing facilities in the United States. In the first quarter of 1999, the company incurred a $1.5 million charge related to the closing of the contract ring manufacturing facility.


Selling and Administrative Expenses

Selling and administrative expenses were $83.3 million in the first quarter, compared with $80.5 million in the prior-year period. The 3.4 percent increase from first quarter of 1998 to 1999 was primarily the result of lower sales in Recognition and higher non-capitalizable costs related to investments in information systems.


Net Interest Expense

Net interest expense in the first quarter of 1999 was $1 million, compared with $1.3 million in the prior-year period. The decrease in net interest expense is the result of lower interest rates on higher average short-term borrowings in the first quarter of 1999 versus 1998.


Income Taxes

Income taxes for the first quarter of 1999 were $5.5 million, compared with $7.3 million in the same period last year. The decrease primarily reflects the year-over-year change in income before taxes as well as a decrease in the effective income tax rate from 41 percent in the first quarter of 1998 to 40.5 percent in the first quarter of 1999.


School Products Segment

Sales in the School Products segment increased 2.2 percent to $142.8 million in the first quarter of 1999, compared with $139.7 million for the prior-year period. The sales increase primarily resulted from a 7.2 percent increase in Graduation Products due to increased prices and earlier shipments in the spring season due to improved manufacturing cycle times. The remaining School Product lines were flat when compared to the prior year, consistent with historical performance in those seasonal businesses.

Operating income for School Products was $24.3 million in the first quarter 1999, compared with $24.2 million in the prior-year period. The increase was the result of improved manufacturing efficiencies, which were offset by higher sales commission expenses associated with strong graduation announcement sales and additional costs in Jewelry to close a contract ring manufacturing facility in Mexico. In the first quarter 1999, the company incurred a $1.5 million charge related to the closing of the contract ring manufacturing facility.


Recognition Segment

Recognition segment sales were $21.6 million in the first quarter of 1999, compared with $26.7 million for the prior-year period. Lower sales were the result of start-up issues encountered in the conversion to and implementation of a new computer information system. The company believes that this resulted in a change in the timing of shipments from the first quarter to the second quarter and caused the order backlog to be higher than normal at the end of the first quarter.

By mid-May, projected lead times to fulfill new incoming orders had generally returned to normal. The order backlog was significantly reduced and is expected to return to normal levels in the second quarter. The company expects that it may lose business as a result of the issues related to the systems start-up, and is assessing business risk and identifying ways to minimize any potential impact on sales, operating income and customer relationships.

Operating loss for the first quarter of 1999 was $423,000, compared with operating income of $2 million in the first quarter of 1998. The $2.4 million decrease was the result of lower sales volume and higher non-capitalizable costs incurred as a result of the conversion to and implementation of a new computer information system.


Other Segment

The Other segment comprises primarily corporate items, as well as results from the direct marketing, international and new ventures channels. Sales were $2 million in the first quarter of 1999, compared with $1.9 million for the prior-year period.

Operating loss for the first quarter of 1999 was $9.3 million, compared with $7.2 million in the same period last year. The $2.1 million increase was primarily the result of non-capitalizable investments to upgrade and replace information systems.



LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities and short-term borrowings were Jostens' principal sources of liquidity during the three months ended April 3, 1999. Cash generated from these activities was used primarily to repurchase common stock, pay dividends and fund capital expenditures.

Operating activities generated cash of $28.6 million in the first quarter of 1999, compared with $17.9 million in the first quarter of 1998. The increase of $10.7 million primarily reflected a change in the timing of customer deposit collections resulting from a vendor change in a direct marketing and payment program in 1998.

In December 1998, the Board of Directors authorized the repurchase of up to $100 million in shares of the company's common stock. Under the authorization, shares may be repurchased periodically in the open market and through privately negotiated transactions. The repurchase is being funded from the company's cash and short-term investment balance, as well as short-term borrowings. For the three months ended April 3, 1999, the company repurchased 671,000 shares for $15 million.

Capital expenditures in the quarter were $7.3 million, compared with $7 million for the same period in 1998.



YEAR 2000

The company has developed programs to address the impact of the year 2000 on the company's computer systems. Key financial, information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed programs are in place for the required systems modifications or replacements. Progress against these programs is monitored and reported to management and to the Audit Committee of the Board of Directors on a regular basis. Both internal and external resources are being utilized to implement the programs. Systems that will not be replaced before 2000 are being modified to achieve year 2000 functionality. The total year 2000 program cost is estimated at $50 million. Approximately $35 million of the $50 million will be used to license and implement new software that will be capitalized as part of the companywide systems replacement program, and $15 million will be expensed as incurred. The estimated program cost includes internally allocated expenses such as salaries, benefits and contractor costs. Spending on the project since inception in 1997 has been $41.6 million, of which $31.1 million has been capitalized. In the first quarter of 1999, the company spent $5.4 million, including $3.8 million in capital spending.

The company has divided the year 2000 program into eight planks covering the following areas: 1) mainframe infrastructure; 2) central legacy applications; 3) shared technical infrastructure; 4) distributed systems and manufacturing technology by product line; 5) distributed systems and manufacturing technology by plant; 6) external agents; 7) legal and audit; and 8) conversions to new software systems. Each plank is separated into three categories based on the potential impact on the company's operations: mission critical, high impact and low impact.

Mission critical inventory items are those where loss or interruption of functionality, support or delivery would have a catastrophic impact on customers, operations or earnings. High impact inventory items are those where loss or interruption of functionality, support or delivery would have a serious impact on internal productivity with minor impact to customers. Low impact inventory items are those where loss or interruption of functionality, support or delivery would have a nominal impact on internal productivity with no impact to customers. Inventory items refer to computer hardware, software, embedded equipment, machinery and devices, and to external suppliers of products and services.

The company has completed most mission critical activities. Outstanding critical tasks include upgrading the Oracle-based software used in the Cap & Gown manufacturing facility, a project scheduled for completion in the third quarter of 1999; remediating a current system used to support one marketing program in the Recognition segment, a project scheduled for completion in the second quarter of 1999; and upgrading one AS400 system, a project scheduled for completion in June 1999. All mission critical activities are scheduled to be completed by September 1999 and are subject to ongoing integration testing throughout 1999. For external agents, the testing phase that commenced after the completion in March 1999 of mission critical activities will consist primarily of confirming third-party readiness and the company's alternatives for ensuring continuity of the products and services they provide. For legal and audit, the monitoring phase that began after critical activities were completed in March 1999 will continue throughout 1999. As of April 19, 1999, the completion status of the mission critical planks was:

                     Year 2000 project completion percentage

                                                                       Actual       Estimated
                                                                      April 19    September 30
Mission critical activities by plank                                    1999          1999
-----------------------------------------------------------------------------------------------
1.  Mainframe infrastructure                                            100%          100%
2.  Central legacy applications                                          92%          100%
3.  Shared technical infrastructure                                      94%          100%
4.  Distributed systems and manufacturing technology, by product line    94%          100%
5.  Distributed systems and manufacturing technology, by plant           90%          100%
6.  External agents due diligence and contingency planning               94%           98%
7.  Legal and audit                                                      93%           98%
8.  Conversions to new software systems                                  86%          100%


The company believes that modifications to existing software and conversions to new software for mission critical activities are sufficiently on schedule so the year 2000 issue will not pose significant operational problems.

Activities on all high impact categories are scheduled to be completed by September 1999 and low impact activities are scheduled to be completed by June 2000. The completion status of the planks for the high impact activities ranged from 54 percent to 100 percent as of April 19, 1999.

As part of the external agents plank, the company is in contact with suppliers and customers to assess the potential impact on operations if key third parties do not convert their systems in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to these third parties were completed in March 1999. The company believes that critical suppliers are either year 2000 ready or have adequate plans in place to address the year 2000 issue.

The company has begun, but not yet completed, a comprehensive analysis of and contingency planning process for operational problems and costs (including the loss of revenues) that could most likely result from a potential failure by the company or certain third parties to achieve year 2000 compliance on a timely basis. The company anticipates that this analysis and related plans will be completed by June 1999. In planning for the most reasonably likely worst case scenarios, the company believes the information technology systems and manufacturing systems will be ready for the year 2000, but the company may experience isolated incidents of noncompliance. The company plans to allocate resources to be ready to take action if these events occur. The company also recognizes the risks to the company if other key suppliers in areas such as utilities, communications, transportation, banking and government are not ready for the year 2000, and the company is developing plans to minimize the potential adverse impacts of these risks.

The costs of the program and the dates when the company believes the year 2000 modifications will be completed are based on best estimates. Estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee that the company will achieve these estimates, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the impact of year 2000 compliance on computer-based systems of the company's suppliers and customers and similar uncertainties.



MANAGEMENT STOCK PURCHASE PROGRAM

In February 1999, Jostens executives invested nearly $7.4 million to purchase 307,000 shares of Jostens common stock under a loan program designed by the company to increase insider ownership. As a result of the program, insider ownership of Jostens stock increased to 1.24 percent from .25 percent a year ago. The program, detailed in the company's 1998 proxy statement, was coordinated but not funded by the company.



SUBSEQUENT EVENT

On April 21, 1999, the company made a $5 million investment to take an ownership position of about 4 percent in the FamilyEducation Network, a privately held provider of printed and electronic information and services to educators and parents of students.

The FamilyEducation Network (FEN), based in Boston, operates a leading Internet resource for parents and teachers to communicate about children's education issues on a national basis. FEN also maintains school-specific web sites in more than 6,000 schools in 750 school districts nationwide. The sites can be highly customized to offer e-mail, school calendars, homework postings, message boards and an e-commerce school store.



           Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the company's market risk during the quarter ended April 3, 1999. For additional information, refer to page 20 of the company's 1998 Annual Report to Shareholders.

                           Part II. Other Information


Item 1.  Legal Proceedings

         There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the company or any subsidiary as a defendant or plaintiff is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The company's Annual Meeting of Shareholders was held on April 22, 1999.

         (b) At the Annual Meeting, the following proposals were voted on by the shareholders as indicated below:

             1. To elect two directors, for three year terms.

                     Name                  In Favor         Withhold Authority
                     ----                  --------         ------------------
                 Robert C. Buhrmaster      27,666,312            888,639
                 Jack W. Eugster           27,676,200            878,751


             2. To elect one director, for a two year term.

                     Name                  In Favor         Withhold Authority
                     ----                  --------         ------------------
                 Brenda J. Lauderback      27,666,361            888,590


             3. To ratify the appointment of Ernst & Young LLP as the
                independent auditors of the company for 1999.

                     In Favor              Against          Abstain
                     --------              -------          -------
                     28,443,883            34,652           76,416


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


                                        JOSTENS, INC.
                                        Registrant


Date:  May 14, 1999                     By  /s/ Robert C. Buhrmaster
                                            -----------------------------
                                            Robert C. Buhrmaster
                                            Chairman of the Board, President
                                            and Chief Executive Officer



Date:  May 14, 1999                     By  /s/ William N. Priesmeyer
                                            -----------------------------
                                            William N. Priesmeyer
                                            Senior Vice President and
                                            Chief Financial Officer