Form 10-Q
period 1999-07-03
JOSTENS INC
filed 1999-08-13
CIK 54050

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 3, 1999

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-5064

                                 Jostens, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


Minnesota                                                                 41-0343440
------------------------------------------------------------------        ------------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification number)


5501 Norman Center Drive, Minneapolis, Minnesota                          55437
------------------------------------------------------------------        ------------------------------------------
(Address of principal executive offices)                                  (Zip code)

Registrant's telephone number, including area code: (612-830-3300)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On August 2, 1999, there were 33,937,577 shares of the Registrant's common stock outstanding.

                                 Jostens, Inc.


Part I.  Financial Information                                                                               Page
------------------------------                                                                               ----
Item 1.       Financial Statements

              Condensed Consolidated Statements of Operations for the Three and Six Months Ended July 3,
              1999 and July 4, 1998                                                                             3


              Condensed Consolidated Balance Sheets as of July 3, 1999, July 4, 1998 and January 2, 1999        4

              Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 3, 1999 and
              July 4, 1998                                                                                      5


              Notes to Condensed Consolidated Financial Statements                                              6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 3        Quantitative and Qualitative Disclosures about Market Risk                                       12

Part II.      Other Information
-------------------------------

Item 1.       Legal Proceedings                                                                                13

Item 6.       Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                     14

Exhibit Index                                                                                                  15

------------------------------------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Operations
Jostens Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
                                                                    Three months ended            Six months ended
------------------------------------------------------------------------------------------------------------------------
                                                                       (unaudited)                   (unaudited)
                                                                   July 3        July 4         July 3         July 4
In thousands, except per-share data                                 1999          1998           1999           1998
------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $ 303,161     $ 298,879      $ 469,519      $ 467,156
Cost of products sold                                               140,744       142,559        209,243        211,232
------------------------------------------------------------------------------------------------------------------------
    Gross margin                                                    162,417       156,320        260,276        255,924
Selling and administrative expenses                                  95,334        91,743        178,636        172,268
------------------------------------------------------------------------------------------------------------------------
Operating income                                                     67,083        64,577         81,640         83,656
Net interest expense                                                  1,459         1,331          2,498          2,622
------------------------------------------------------------------------------------------------------------------------
    Income before income taxes                                       65,624        63,246         79,142         81,034
Income taxes                                                         26,578        25,614         32,053         32,906
------------------------------------------------------------------------------------------------------------------------
Net income                                                        $  39,046     $  37,632      $  47,089      $  48,128
========================================================================================================================

Earnings per common share
    Basic                                                         $    1.14     $    1.02      $    1.37      $    1.29
    Diluted                                                       $    1.14     $    1.01      $    1.36      $    1.28
========================================================================================================================

Weighted average common shares outstanding
    Basic                                                            34,128        37,002         34,488         37,368
    Diluted                                                          34,208        37,202         34,590         37,551
========================================================================================================================

Cash dividends declared per common share                          $    0.22     $    0.22      $    0.44      $    0.44
========================================================================================================================

See notes to condensed consolidated financial statements
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets
Jostens Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)
                                                                                 --------------------------
                                                                                    July 3        July 4       January 2
In thousands                                                                         1999          1998           1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Short-term investments                                                             $   8,405    $  11,415    $   2,595
Accounts receivable, net of allowance of $6,234, $7,667 and $7,308, respectively     129,379      119,947      106,347
Inventories                                                                           77,783       82,547       90,494
Deferred income taxes                                                                 14,682       15,543       14,682
Other receivables, net of allowance of $7,157, $6,975 and $7,061, respectively        11,934       13,841       20,689
Prepaid expenses and other current assets                                              4,382        4,133        5,737
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 246,565      247,426      240,544
------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Intangibles, net                                                                      27,638       29,498       28,165
Notes receivable, net                                                                      -       12,925            -
Noncurrent deferred income taxes                                                           -        7,743            -
Other                                                                                 14,163       12,453        8,811
------------------------------------------------------------------------------------------------------------------------
Total other assets                                                                    41,801       62,619       36,976
------------------------------------------------------------------------------------------------------------------------

Property and equipment                                                               268,654      248,801      256,165
Less accumulated depreciation                                                       (179,583)    (168,439)    (167,518)
------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                           89,071       80,362       88,647
------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 377,437    $ 390,407    $ 366,167
========================================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Notes payable                                                                      $  93,690    $  69,920    $  93,922
Accounts payable                                                                      16,002       22,256       23,682
Employee compensation                                                                 23,160       17,492       27,560
Commissions payable                                                                   51,641       42,083       22,131
Customer deposits                                                                     53,576       51,417       92,092
Income taxes                                                                          30,953       24,416        4,713
Other accrued liabilities                                                             21,092       19,473       23,679
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            290,114      247,057      287,779
------------------------------------------------------------------------------------------------------------------------

Other noncurrent liabilities                                                          19,298       17,784       19,836
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    309,412      264,841      307,615
------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT
Preferred shares, $1.00 par value: authorized 4,000 shares, none issued                    -            -            -
Common shares, $.33 1/3 par value: authorized 100,000 shares, issued
July 3, 1999 - 34,049; July 4, 1998 - 37,007; January 2, 1999 - 35,071                11,350       12,382       11,690
Retained earnings                                                                     63,672      118,879       54,627
Accumulated other comprehensive loss                                                  (6,997)      (5,695)      (7,765)
------------------------------------------------------------------------------------------------------------------------
Total shareholders' investment                                                        68,025      125,566       58,552
------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 377,437    $ 390,407    $ 366,167
========================================================================================================================

See notes to condensed consolidated financial statements
------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows
Jostens Inc. and Subsidiaries

----------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six months ended
----------------------------------------------------------------------------------------------------------------------------
                                                                                                        (unaudited)
                                                                                                   July 3         July 4
In thousands                                                                                        1999           1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                                        $  47,089      $  48,128
Depreciation                                                                                         11,663         11,111
Amortization                                                                                          1,131          1,203
Changes in assets and liabilities:
      Accounts receivable                                                                           (23,032)       (11,250)
      Inventories                                                                                    12,711          9,515
      Other receivables                                                                               8,755         11,654
      Prepaid expenses and other current assets                                                       1,355            546
      Accounts payable                                                                               (2,497)        (6,727)
      Employee compensation                                                                          (4,400)        (1,954)
      Commissions payable                                                                            29,510         22,861
      Customer deposits                                                                             (38,516)       (47,242)
      Income taxes                                                                                   26,240         13,318
      Other                                                                                          (2,715)         3,140
----------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                                    67,294         54,303
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property and equipment                                                                 (13,339)       (17,576)
Equity investment                                                                                    (5,000)             -
Other                                                                                                   654              -
----------------------------------------------------------------------------------------------------------------------------
        Net cash used for investing activities                                                      (17,685)       (17,576)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net short-term borrowings (repayments)                                                               (5,415)        18,376
Principle payments on long-term debt                                                                      -            (11)
Dividends paid                                                                                      (15,231)       (16,565)
Proceeds from exercise of stock options                                                               1,854          1,534
Repurchases of common stock                                                                         (25,007)       (34,714)
----------------------------------------------------------------------------------------------------------------------------
        Net cash used for financing activities                                                      (43,799)       (31,380)
----------------------------------------------------------------------------------------------------------------------------
CHANGE IN SHORT-TERM INVESTMENTS                                                                      5,810          5,347
SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                                                           2,595          6,068
----------------------------------------------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS, END OF PERIOD                                                             $   8,405      $  11,415
============================================================================================================================

See notes to condensed consolidated financial statements
----------------------------------------------------------------------------------------------------------------------------

                          Jostens Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

(1)  BASIS OF PRESENTATION
     The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. Because of the seasonal nature of our business, the results of operations for any interim period are not necessarily indicative of results for the full year. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual consolidated financial statements and notes. This Form 10-Q should be read in conjunction with our consolidated financial statements and notes included in our 1998 Annual Report to Shareholders.

     Certain balances have been reclassified to conform to the July 3, 1999 presentation.

     Cash and Short-term Investments
     Negative cash balances of $3.2 million and $12.5 million at July 3, 1999 and July 4, 1998, respectively, have been reclassified to "accounts payable" on the condensed consolidated balance sheets.

(2)  EARNINGS PER COMMON SHARE
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the average number of common shares outstanding, including the dilutive effects of options, restricted stock and contingently issuable shares. Unless otherwise noted, references are to diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the three month and six month periods:

---------------------------------------------------------------------------------------------------------------------------
                                                                        Three months ended            Six months ended
---------------------------------------------------------------------------------------------------------------------------
                                                                       July 3        July 4        July 3         July 4
In thousands, except per-share data                                     1999          1998          1999           1998
---------------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - BASIC
Net income                                                            $  39,046     $  37,632     $  47,089      $  48,128
Weighted average common shares outstanding - basic                       34,128        37,002        34,488         37,368
---------------------------------------------------------------------------------------------------------------------------
Net income per share - basic                                          $    1.14     $    1.02     $    1.37      $    1.29
===========================================================================================================================

EARNINGS PER SHARE - DILUTED
Net income                                                            $  39,046     $  37,632     $  47,089      $  48,128
Weighted average common shares outstanding - basic                       34,128        37,002        34,488         37,368
Effect of dilutive securities:
    Stock options and awards                                                 80           200           102            183
---------------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - diluted                     34,208        37,202        34,590         37,551
---------------------------------------------------------------------------------------------------------------------------
Net income per share - diluted                                        $    1.14     $    1.01     $    1.36      $    1.28
===========================================================================================================================

---------------------------------------------------------------------------------------------------------------------------

(3)  SUPPLEMENTAL BALANCE SHEET INFORMATION

     ---------------------------------------------------------------------------
                                            July 3        July 4       January 2
     In thousands                            1999          1998           1999
     ---------------------------------------------------------------------------
     INVENTORIES
     Finished goods                       $  24,465     $  22,252      $  38,141
     Work-in-process                         27,089        31,462         29,735
     Raw materials and supplies              26,229        28,833         22,618
     ---------------------------------------------------------------------------
     Total inventories                    $  77,783     $  82,547      $  90,494
     ===========================================================================
     ---------------------------------------------------------------------------

(4)  COMPREHENSIVE INCOME

     Comprehensive income and its components, net of tax, are as follows:

     ----------------------------------------------------------------------------------------------------
                                                        Three months ended            Six months ended
     ----------------------------------------------------------------------------------------------------
                                                       July 3        July 4         July 3        July 4
     In thousands                                       1999          1998           1999          1998
     ----------------------------------------------------------------------------------------------------
     Net income                                      $  39,046     $  37,632      $  47,089     $  48,128
     Change in cumulative translation adjustment           517          (829)           768          (557)
     ----------------------------------------------------------------------------------------------------
     Comprehensive income                            $  39,563     $  36,803      $  47,857     $  47,571
     ====================================================================================================
     ----------------------------------------------------------------------------------------------------

(5)  BUSINESS SEGMENTS

     Financial information by reportable business segment is included in the following summary:

     ---------------------------------------------------------------------------------------------
                                                 Three months ended            Six months ended
     ---------------------------------------------------------------------------------------------
                                                    (unaudited)                  (unaudited)
                                               July 3         July 4        July 3         July 4
     In thousands                               1999           1998          1999           1998
     ---------------------------------------------------------------------------------------------
     NET SALES FROM EXTERNAL CUSTOMERS
     School Products                        $  266,135     $  264,598    $  408,923     $  402,658
     Recognition                                31,938         28,768        53,536         55,445
     Other                                       5,088          5,513         7,060          9,053
     ---------------------------------------------------------------------------------------------
     CONSOLIDATED                           $  303,161     $  298,879    $  469,519     $  467,156
     =============================================================================================
     OPERATING INCOME
     School Products                        $   76,484     $   70,741    $  100,942     $   94,297
     Recognition                                 2,033          3,602         2,162          5,625
     Other                                     (11,434)        (9,766)      (21,464)       (16,266)
     ---------------------------------------------------------------------------------------------
     Consolidated                               67,083         64,577        81,640         83,656
     Net interest expense                       (1,459)        (1,331)       (2,498)        (2,622)
     ---------------------------------------------------------------------------------------------
     INCOME BEFORE INCOME TAXES             $   65,624     $   63,246    $   79,142     $   81,034
     =============================================================================================
     ---------------------------------------------------------------------------------------------

(6)  SUBSEQUENT EVENT

     On July 23, 1999, we filed a debt shelf registration statement with the Securities and Exchange Commission for the possible sale of up to $150 million of debt securities. In addition, we have up to $50 million of debt securities available for issuance under a prior shelf registration.

Management's Discussion and Analysis of Financial Condition and Results of Operations

We occasionally may make statements regarding our business and markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters. To the extent such statements are not historical fact, they may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements containing the words or phrases "will likely result," "are expected to," "expects," "will continue," "anticipates," "believes," "estimates," "projected," or similar expressions are intended to identify forward-looking statements. Forward-looking statements may appear in this document or other documents, reports, press releases and written or oral presentations made by our officers to shareholders, analysts, news organizations or others. All forward-looking statements speak only as of the date on which the statements are made. Actual results could be affected by one or more factors, which could cause the results to differ materially. Therefore, all forward-looking statements are qualified in their entirety by such factors, including the factors listed below. Such factors may be more fully discussed periodically in our subsequent filings with the Securities and Exchange Commission (SEC).

Any change in the following factors may impact the achievement of results in forward-looking statements: our access to students and consumers in schools; the seasonality of our business; our ability to ship backlog; our relationship with our sales force; fashion and demographic trends; the general economy, especially during peak buying seasons for our products and services; our ability to respond to customer change orders and delivery schedules; our ability to maintain our customer base; competitive pricing and program changes; our ability to successfully execute new programs; the price of gold; our ability to continue improving operating efficiencies; the impact of year 2000 compliance on our computer-based systems and our external relationships; and the costs and impact of our information systems implementations.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS

The following table sets forth selected information from our Condensed Consolidated Statements of Operations, expressed as a percentage of net sales.

---------------------------------------------------------------------------------------------------------------------------
                                                  Three months ended                          Six months ended
---------------------------------------------------------------------------------------------------------------------------
                                               (unaudited)            Percent             (unaudited)            Percent
                                          July 3         July 4      increase         July 3        July 4       increase
                                           1999           1998      (decrease)         1999          1998       (decrease)
---------------------------------------------------------------------------------------------------------------------------
Net sales                                  100.0%         100.0%          1.4%         100.0%        100.0%         0.5%
Cost of products sold                       46.4%          47.7%         (1.3%)         44.6%         45.2%        (0.9%)
---------------------------------------------------------------------------------------------------------------------------
    Gross margin                            53.6%          52.3%          3.9%          55.4%         54.8%         1.7%
Selling and administrative expenses         31.4%          30.7%          3.9%          38.0%         36.9%         3.7%
---------------------------------------------------------------------------------------------------------------------------
Operating income                            22.2%          21.6%          3.9%          17.4%         17.9%        (2.4%)
Net interest expense                         0.5%           0.4%          9.6%           0.5%          0.6%        (4.7%)
---------------------------------------------------------------------------------------------------------------------------
    Income before income taxes              21.7%          21.2%          3.8%          16.9%         17.3%        (2.3%)
Income taxes                                 8.8%           8.6%          3.8%           6.8%          7.0%        (2.6%)
---------------------------------------------------------------------------------------------------------------------------
Net income                                  12.9%          12.6%          3.8%          10.0%         10.3%        (2.2%)
===========================================================================================================================
---------------------------------------------------------------------------------------------------------------------------

Net sales
Net sales for the three and six months ended July 3, 1999 were higher than net sales for the comparable periods in 1998 by $4.3 million and $2.4 million or 1.4 percent and 0.5 percent. The $4.3 million increase in second-quarter sales was driven primarily by clearing excess order backlog in Recognition, which was built due to the first-quarter conversion to new information systems. The $2.4 million increase in sales on a year-to-date basis compared with last year was the result of a $6.3 million increase in School Products, offset by sales declines of $1.9 million in Recognition and $2 million in the Other segment.

The increase in School Products sales was driven by price increases mainly in Printing & Publishing and Graduation Products and higher sales of add-on features in the Printing & Publishing product lines. These increases were impacted by the loss of about $8 million in Jewelry and Graduation Products sales volume due to a sales group leaving in mid-1998.

The $1.9 million sales decline in Recognition was due to lower volume, which resulted from issues related to the first-quarter implementation of new information systems. We anticipate full-year 1999 sales for Recognition to be lower than 1998 levels. Other segment sales declined $2 million due to lower volume in our direct marketing program to college alumni.

Gross Margin
Gross margin for the three and six months ended July 3, 1999 was 53.6 percent and 55.4 percent, compared with 52.3 percent and 54.8 percent for the comparable periods in 1998. The 3.9 percent and 1.7 percent increase in gross margin for the three and six month periods are the result of improved manufacturing efficiencies in School Products and sales of higher margin add-on features in the Printing & Publishing product lines. This was offset by higher costs associated with the first-quarter implementation of new information systems in our Recognition segment.

Selling and Administrative Expenses
Selling and administrative expenses for the three and six months ended July 3, 1999 were $95.3 million and $178.6 million, compared with $91.7 million and $172.3 million for the comparable periods in 1998. The 3.9 percent and 3.7 percent increases over the prior-year periods are the result of higher costs related to investments in information systems and higher costs associated with market development activities, including new products and processes to decrease field administrative costs.

Net Interest Expense
Net interest expense for the three and six months ended July 3, 1999 was $1.5 million and $2.5 million, compared with $1.3 million and $2.6 million for comparable periods in 1998. The year-over-year changes in net interest expense reflected lower average interest rates on higher average short-term borrowings in 1999 versus 1998.

Income Taxes
Income taxes have been accrued at an overall effective rate of 40.5 percent for the three and six months ended July 3, 1999, compared with 40.5 percent and 40.6 percent for the comparable periods last year.

School Products Segment
School Products segment sales increased 0.6 percent from last year to $266.1 million in the second quarter of 1999 and year-to-date sales were up 1.6 percent from last year to $408.9 million. The year-over-year changes were driven by price increases mainly in Printing & Publishing and Graduation Products and higher sales of add-on features in the Printing & Publishing product lines. These increases were impacted by the loss of about $8 million in Jewelry and Graduation Products sales volume due to a sales group leaving in mid-1998.

Operating income for School Products for the three and six months ended July 3, 1999 was $76.5 million and $100.9 million, as compared with $70.7 million and $94.3 million for the comparable periods in 1998. The year-over-year increases were primarily the result of improved manufacturing efficiencies and sales of higher margin add-on features in the Printing & Publishing product lines.

Recognition Segment
Recognition segment sales for the three and six months ended July 3, 1999 were $31.9 million and $53.5 million, compared with $28.8 million and $55.4 million for the comparable periods in 1998. The 11 percent increase in second-quarter sales was driven by clearing excess order backlog that was built in the first-quarter of 1999. The year-to-date sales decline of 3.4 percent over the prior-year period was due to lower volume. The changes resulted from issues related to the conversion of new information systems in the first-quarter of 1999. We anticipate full-year 1999 sales and operating income for Recognition to be lower than 1998 levels.

Operating income for the three and six months ended July 3, 1999 was $2 million and $2.2 million, compared with $3.6 million and $5.6 million for comparable periods in 1998. The year-over-year decreases were the result of lower sales volume and higher costs associated with the first-quarter implementation of a new information system.

Other Segment
The Other segment comprises primarily unallocated corporate expenses, as well as results from direct marketing, international and new product sales channels. Sales for the three- and six-month periods ended July 3, 1999 were $5.1 million and 7.1 million, compared with $5.5 million and $9.1 million for the comparable periods in 1998. The $2 million year-to-date decrease over the prior-year period was due to lower sales volume resulting from decreased response rates in our direct marketing channel to college alumni.

Operating losses for the three- and six-month periods ended July 3, 1999 were $11.4 million and $21.5 million, compared with $9.8 million and $16.3 million for the comparable periods in 1998. The $1.6 million second-quarter increase and $5.2 million year-to-date increase were primarily the result of higher costs related to investments in information systems and higher costs associated with market development activities, including new products and processes to decrease field administrative costs.

LIQUIDITY AND CAPITAL RESOURCES
Cash generated from operating activities was our principal source of funds during the six-month ended July 3, 1999 and was used primarily to pay down short-term borrowings, repurchase common stock, pay dividends, and fund capital expenditures and equity investments.

Operating activities generated cash of $67.3 million in the first-half of 1999, compared with $54.3 million for the same period in 1998. The increase of $13 million was due to a variety of favorable factors, including a change in the timing of customer deposit collections, a decrease in inventories due to decreased cycle times and the timing of income tax payments. This was offset by an increase in accounts receivable due to customer invoicing issues in Recognition related to the implementation of new information systems.

Capital expenditures for the first-half of 1999 were $13.3 million compared with $17.6 million for the same period in 1998. The $4.3 million decrease reflected higher investments in the first-half of 1998 primarily related to Photography plant consolidation efforts and other manufacturing equipment.

In the first-half of 1999, we invested $5 million to take an ownership position of about 4 percent in the FamilyEducation Network, a privately held company, which creates web sites for schools to link school districts with students and their families.

In December 1998, the Board of Directors authorized the repurchase of up to $100 million in shares of our common stock. For the six months ended July 3, 1999, we repurchased 1.1 million shares for $25 million, including 464,000 shares for $10 million in the second quarter.

YEAR 2000
We have developed programs to address the impact of the year 2000 on our computer systems. Key financial, information and operational systems, including equipment with embedded microprocessors, have been inventoried and assessed, and detailed programs are in place for the required systems modifications or replacements. Progress against these programs is monitored and reported to management and to the Audit Committee of the Board of

Directors on a regular basis. Both internal and external resources are being utilized to implement the programs. Systems that will not be replaced before 2000 are being modified to achieve year 2000 functionality. The total year 2000 program cost is estimated at $51 million. Approximately $36 million of the $51 million will be used to license and implement new software that will be capitalized as part of a companywide systems replacement program, and $15 million will be expensed as incurred. The estimated program cost includes internally allocated expenses such as salaries, benefits and contractor costs. Spending on the project since inception in 1997 has been $46.1 million, of which $34.2 million has been capitalized. In the six months ended July 3, 1999, we spent $9.9 million, including $6.9 million in capital spending.

We have divided the year 2000 program into eight planks covering the following areas: 1) mainframe infrastructure; 2) central legacy applications; 3) shared technical infrastructure; 4) distributed systems and manufacturing technology by product line; 5) distributed systems and manufacturing technology by plant; 6) external agents; 7) legal and audit; and 8) conversions to new software systems. Each plank is separated into three categories based on the potential impact on our operations: mission critical, high impact and low impact.

Mission critical inventory items (computer hardware, software, embedded equipment, machinery and devices, and to external suppliers of products and services).are those where loss or interruption of functionality, support or delivery would have a catastrophic impact on customers, operations or earnings. High impact inventory items are those where loss or interruption of functionality, support or delivery would have a serious impact on internal productivity with minor impact to customers. Low impact inventory items are those where loss or interruption of functionality, support or delivery would have a nominal impact on internal productivity with no impact to customers.

We have completed most mission critical activities. Outstanding critical tasks include upgrading the Oracle-based software used in the Cap & Gown manufacturing facility, which is scheduled for completion in the third quarter of 1999. All mission critical activities are scheduled to be completed by September 1999 and are subject to ongoing integration testing throughout 1999. For external agents, the testing phase that began after critical activities were completed in March 1999 will consist primarily of confirming third-party readiness and our alternatives for ensuring continuity of the products and services they provide. For legal and audit, the monitoring phase that began after critical activities were completed in March 1999 will continue throughout 1999. As of July 26, 1999, the completion status of the mission critical planks was:


                    Year 2000 project completion percentage

                                                                               Actual                Estimated
                                                                               July 26             September 30
Mission critical activities by plank                                            1999                   1999
-------------------------------------------------------------------------------------------------------------------
1.  Mainframe infrastructure                                                     100%                   100%
2.  Central legacy applications                                                   99%                   100%
3.  Shared technical infrastructure                                               98%                   100%
4.  Distributed systems and manufacturing technology, by product line            100%                   100%
5.  Distributed systems and manufacturing technology, by plant                    97%                   100%
6.  External agents due diligence and contingency planning                        94%                   100%
7.  Legal and audit                                                               93%                   100%
8.  Conversions to new software systems                                           87%                   100%

We believe that modifications to existing software and conversions to new software for mission critical activities are sufficiently on schedule so the year 2000 issue will not pose significant operational problems.

Activities on all high impact categories are scheduled to be completed by September 1999 and low impact activities are scheduled to be completed by June 2000.

As part of the external agents plank, we are in contact with suppliers and customers to assess the potential impact on operations if key third parties do not convert their systems in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to these third parties were completed in March 1999. We believe that critical suppliers are either year 2000 ready or have adequate plans in place to address the year 2000 issue.

We have substantially completed a comprehensive analysis of and contingency planning process for operational problems and costs (including the loss of revenues) that could most likely result from a potential failure by us or certain third parties to achieve year 2000 compliance on a timely basis. In planning for the most reasonably likely worst case scenarios, we believe the information technology systems and manufacturing systems will be ready for the year 2000, but we may experience isolated incidents of noncompliance. We plan
to allocate resources to be ready to take action if these events occur.   We
also recognize the risks to us if other key suppliers in areas such as utilities, communications, transportation, banking and government are not ready for the year 2000, and we have developed plans to minimize the potential adverse impacts of these risks.

The costs of the program and the dates when we believe the year 2000 modifications will be completed are based on best estimates. Estimates were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. There can be no guarantee that we will achieve these estimates, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the impact of year 2000 compliance on computer-based systems of our suppliers and customers, and similar uncertainties.

SUBSEQUENT EVENT
On July 23, 1999, we filed a debt shelf registration statement with the Securities and Exchange Commission for the possible sale of up to $150 million of debt securities. In addition, we have up to $50 million of debt securities available for issuance under a prior shelf registration.

          Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the six months ended July 3, 1999. For additional information, refer to page 20 of our 1998 Annual Report to Shareholders.

Part II.  Other Information


Item 1.   Legal Proceedings

          In January 1999, a federal judge in Texas overturned a jury's $25.3 million verdict against Jostens in an antitrust lawsuit. The judge, acting on Jostens' post-trial motions, set aside the jury's verdict and dismissed all claims against Jostens in the case. Yearbook competitor Taylor Publishing, a unit of Insilco Holding Corp. and the plaintiff in the case has appealed the decision and will seek to have the jury verdict reinstated. Briefs have been filed and the parties are awaiting a date for oral argument. No costs were accrued related to the lawsuit, because management determined a potential loss was unlikely.

          There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the company or any subsidiary as a defendant or plaintiff is subject.


Item 6.   Exhibits and reports on Form 8-K

            (a)           Exhibits

                     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3(a) contained in the Annual Report on Form 10-K for 1993 and to Exhibit 1 of Form 8-A filed on August 5, 1998)

                     3.2  By-laws

                     4.1 Rights Agreement, dated July 23, 1998, between Jostens, Inc. and Norwest Bank Minnesota, N.A. (incorporated by reference to the company's Form 8-A filed on August 5, 1998)

                     4.2 Form of Indenture, dated May 1, 1991, between Jostens, Inc. and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 contained in the company's Registration Statement on Form S-3, File No. 33-40233)

                    10.1 Credit Agreement, dated December 20, 1995, between Jostens, Inc. and The First National Bank of Chicago

                    10.2 Amendment to Credit Agreement, dated July 14, 1997, between Jostens, Inc. and The First National Bank of Chicago

                      12  Computation of Ratio of Earnings to Fixed Charges

                      27  Financial Data Schedule

            (b)           Reports on Form 8-K

                          Form 8-K dated July 21, 1999, announcing earnings for the three and six months ended July 3, 1999

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       JOSTENS, INC.
                                       Registrant


Date:  August 13, 1999                 By /s/ Robert C. Buhrmaster
                                         ---------------------------------------
                                           Robert C. Buhrmaster
                                           Chairman of the Board, President and
                                           Chief Executive Officer


Date:  August 13, 1999                 By  /s/ William N. Priesmeyer
                                         ---------------------------------------
                                          William N. Priesmeyer
                                          Senior Vice President and Chief
                                          Financial Officer

                                 EXHIBIT INDEX


Exhibit    Description
-------    -----------

3.2        By-laws

10.1 Credit Agreement, dated December 20, 1995, between Jostens, Inc. and The First National Bank of Chicago

10.2 Amendment to Credit Agreement, dated July 14, 1997, between Jostens, Inc. and The First National Bank of Chicago

12         Computation of Ratio of Earnings to Fixed Charges

27         Financial Data Schedule