Form 10-Q
period 1999-10-02
JOSTENS INC
filed 1999-11-16
CIK 54050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended October 2, 1999


                                       OR


          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                          Commission file number 1-5064

                                  Jostens, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)





         Minnesota                                               41-0343440
---------------------------------                         ----------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification number)

5501 Norman Center Drive, Minneapolis, Minnesota                    55437
------------------------------------------------------------      ----------
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




On November 1, 1999, there were 33,365,027 shares of the Registrant's common stock outstanding.

                                  Jostens, Inc.

Part I.  Financial Information                                                                            Page
------------------------------                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the Three and Nine months ended October
         2, 1999 and October 3, 1998                                                                       3

         Condensed Consolidated Balance Sheets as of October 2, 1999, October 3, 1998 and January 2,       4
         1999

         Condensed Consolidated Statements of Cash Flows for the Nine months ended October 2, 1999
         and October 3, 1998                                                                               5

         Notes to Condensed Consolidated Financial Statements                                              6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations             8

Item 3   Quantitative and Qualitative Disclosures about Market Risk                                       12

Part II.  Other Information
---------------------------

Item 1.  Legal Proceedings                                                                                12

Item 6.  Exhibits and Reports on Form 8-K                                                                 13

Signatures                                                                                                14

Exhibit Index                                                                                             15

--------------------------------------------------------------------------------------------
Condensed Consolidated Statements of Operations
Jostens, Inc. and Subsidiaries

--------------------------------------------------------------------------------------------
                                             Three months ended            Nine months ended
--------------------------------------------------------------------------------------------
                                                 (unaudited)                   (unaudited)
                                             October 2    October 3    October 2   October 3
In thousands, except per-share data            1999         1998          1999        1998
--------------------------------------------------------------------------------------------
Net sales                                    $ 122,643    $ 127,009    $ 592,162   $ 594,165
Cost of products sold                           69,659       70,470      278,902     281,702
--------------------------------------------------------------------------------------------
    Gross margin                                52,984       56,539      313,260     312,463
Selling and administrative expenses             62,626       66,659      241,262     238,927
--------------------------------------------------------------------------------------------
Operating income (loss)                         (9,642)     (10,120)      71,998      73,536
Net interest expense                             1,980        1,943        4,478       4,565
--------------------------------------------------------------------------------------------
    Income (loss) before income taxes          (11,622)     (12,063)      67,520      68,971
Income taxes                                    (4,708)      (4,885)      27,345      28,021
--------------------------------------------------------------------------------------------
Net income (loss)                            $  (6,914)   $  (7,178)   $  40,175   $  40,950
============================================================================================

Earnings (loss) per common share
    Basic                                    $   (0.21)   $   (0.20)   $    1.17   $    1.11
    Diluted                                  $   (0.21)   $   (0.20)   $    1.17   $    1.10
============================================================================================

Weighted average common shares outstanding
    Basic                                       33,711       36,213       34,228      36,970
    Diluted                                     33,711       36,213       34,344      37,159
============================================================================================

Cash dividends declared per common share     $    0.22    $    0.22    $    0.66   $    0.66
============================================================================================

See notes to condensed consolidated financial statements
--------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets
Jostens, Inc. and Subsidiaries

----------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)
                                                                                   ----------------------
                                                                                   October 2   October 3     January 2
In thousands, except per-share data                                                  1999        1998           1999
----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Short-term investments                                                             $  11,603    $   3,746    $   2,595
Accounts receivable, net of allowance of $6,243, $7,971 and $7,308, respectively     110,762      107,269      106,347
Inventories                                                                           75,678       84,919       90,494
Deferred income taxes                                                                 14,682       15,543       14,682
Other receivables, net of allowance of $5,835, $6,623 and $7,061, respectively        29,359       19,711       20,689
Prepaid expenses and other current assets                                              6,882        3,990        5,737
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 248,966      235,178      240,544
----------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Intangibles, net                                                                      27,076       28,903       28,165
Notes receivable, net                                                                     --       12,925           --
Noncurrent deferred income taxes                                                          --        7,743           --
Other                                                                                 15,503       13,970        8,811
----------------------------------------------------------------------------------------------------------------------
Total other assets                                                                    42,579       63,541       36,976
----------------------------------------------------------------------------------------------------------------------

Property and equipment                                                               273,454      257,261      256,165
Less accumulated depreciation                                                       (184,525)    (172,956)    (167,518)
----------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                           88,929       84,305       88,647
----------------------------------------------------------------------------------------------------------------------
                                                                                   $ 380,474    $ 383,024    $ 366,167
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES
Notes payable                                                                      $ 181,997    $ 178,326    $  93,922
Accounts payable                                                                      21,691       19,457       23,682
Employee compensation                                                                 23,587       19,037       27,560
Commissions payable                                                                   20,239       12,981       22,131
Customer deposits                                                                     34,022       28,727       92,092
Income taxes                                                                          18,537       12,765        4,713
Other accrued liabilities                                                             19,219       22,049       23,679
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                            319,292      293,342      287,779
----------------------------------------------------------------------------------------------------------------------

Other noncurrent liabilities                                                          18,209       15,072       19,836
----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    337,501      308,414      307,615
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT
Preferred shares, $1.00 par value: authorized 4,000 shares, none issued                   --           --           --
Common shares, $.33 1/3 par value: authorized 100,000 shares, issued
October 2, 1999 - 33,528; October 3, 1998 - 35,397; January 2, 1999 - 35,071          11,176       11,799       11,690
Retained earnings                                                                     39,072       69,379       54,627
Accumulated other comprehensive loss                                                  (7,275)      (6,568)      (7,765)
----------------------------------------------------------------------------------------------------------------------
Total shareholders' investment                                                        42,973       74,610       58,552
----------------------------------------------------------------------------------------------------------------------
                                                                                   $ 380,474    $ 383,024    $ 366,167
======================================================================================================================

See notes to condensed consolidated financial statements
----------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows
Jostens, Inc. and Subsidiaries

-------------------------------------------------------------------------------------
                                                                 Nine months ended
-------------------------------------------------------------------------------------
                                                                     (unaudited)
                                                               October 2    October 3
In thousands                                                     1999         1998
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                     $  40,175    $  40,950
Depreciation                                                      17,331       16,338
Amortization                                                       1,698        1,719
Changes in assets and liabilities:
      Accounts receivable                                         (4,415)       1,428
      Inventories                                                 14,816        7,143
      Other receivables                                           (8,670)       5,784
      Prepaid expenses and other current assets                   (1,145)         689
      Accounts payable                                              (448)      (2,843)
      Employee compensation                                       (3,973)        (409)
      Commissions payable                                         (1,892)      (6,241)
      Customer deposits                                          (58,070)     (69,932)
      Income taxes                                                13,824        1,667
      Other                                                       (4,884)       1,831
-------------------------------------------------------------------------------------
        Net cash provided by (used for) operating activities       4,347       (1,876)
-------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchases of property and equipment                              (19,358)     (27,844)
Equity investment                                                 (7,493)          --
Other                                                              1,224          101
-------------------------------------------------------------------------------------
        Net cash used for investing activities                   (25,627)     (27,743)
-------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Short-term borrowings                                             86,532      120,099
Dividends paid                                                   (22,664)     (24,582)
Proceeds from exercise of stock options                            2,463        1,649
Repurchases of common stock                                      (36,043)     (69,869)
-------------------------------------------------------------------------------------
        Net cash provided by financing activities                 30,288       27,297
-------------------------------------------------------------------------------------
CHANGE IN SHORT-TERM INVESTMENTS                                   9,008       (2,322)
SHORT-TERM INVESTMENTS, BEGINNING OF PERIOD                        2,595        6,068
-------------------------------------------------------------------------------------
SHORT-TERM INVESTMENTS, END OF PERIOD                          $  11,603    $   3,746
=====================================================================================

See notes to condensed consolidated financial statements
-------------------------------------------------------------------------------------

                         Jostens, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

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

     Certain balances have been reclassified to conform to the October 2, 1999 presentation.

(2)  EARNINGS PER COMMON SHARE
     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the average number of common shares outstanding, including the dilutive effects of options, restricted stock and contingently issuable shares. Unless otherwise noted, references are to diluted earnings per share. The following table sets forth the computation of basic and diluted earnings per share for the three month and nine month periods:

--------------------------------------------------------------------------------------------------
                                                        Three months ended       Nine months ended
--------------------------------------------------------------------------------------------------
                                                       October 2  October 3   October 2  October 3
In thousands, except per-share data                      1999       1998        1999       1998
--------------------------------------------------------------------------------------------------
EARNINGS PER SHARE - BASIC
Net income (loss)                                      $ (6,914)   $ (7,178)   $ 40,175   $ 40,950
Weighted average common shares outstanding - basic       33,711      36,213      34,228     36,970
--------------------------------------------------------------------------------------------------
Net income (loss) per share - basic                    $  (0.21)   $  (0.20)   $   1.17   $   1.11
==================================================================================================

EARNINGS PER SHARE - DILUTED
Net income (loss)                                      $ (6,914)   $ (7,178)   $ 40,175   $ 40,950
Weighted average common shares outstanding - basic       33,711      36,213      34,228     36,970
Dilutive effect of stock options and awards                  --          --         116        189
--------------------------------------------------------------------------------------------------
Weighted average common shares outstanding - diluted     33,711      36,213      34,344     37,159
--------------------------------------------------------------------------------------------------
Net income (loss) per share - diluted                  $  (0.21)   $  (0.20)   $   1.17   $   1.10
==================================================================================================

(3)  SUPPLEMENTAL BALANCE SHEET INFORMATION

-------------------------------------------------------------
                           October 2     October 3  January 2
In thousands                  1999         1998        1999
-------------------------------------------------------------
INVENTORIES
Finished goods               $32,060     $33,012      $38,141
Work-in-process               20,380      19,802       29,735
Raw materials and supplies    23,238      32,105       22,618
-------------------------------------------------------------
Total inventories            $75,678     $84,919      $90,494
=============================================================

(4)  COMPREHENSIVE INCOME

     Comprehensive income and its components, net of tax, are as follows:

-----------------------------------------------------------------------------------------------------
                                                     Three months ended           Nine months ended
-----------------------------------------------------------------------------------------------------
                                                 October 2      October 3     October 2     October 3
In thousands                                       1999           1998          1999          1998
-----------------------------------------------------------------------------------------------------
Net income (loss)                                $ (6,914)      $ (7,178)      $ 40,175      $ 40,950
Change in cumulative translation adjustment          (278)          (873)           490        (1,430)
-----------------------------------------------------------------------------------------------------
Comprehensive income (loss)                      $ (7,192)      $ (8,051)      $ 40,665      $ 39,520
=====================================================================================================

(5)  BUSINESS SEGMENTS
     Financial information by reportable business segment is included in the following summary:

------------------------------------------------------------------------------------------------
                                           Three months ended              Nine months ended
------------------------------------------------------------------------------------------------
                                        October 2      October 3       October 2       October 3
In thousands                              1999           1998            1999            1998
------------------------------------------------------------------------------------------------
NET SALES FROM EXTERNAL CUSTOMERS
School Products                        $ 100,446       $ 103,930       $ 509,369       $ 506,588
Recognition                               21,339          21,826          74,875          77,271
Other                                        858           1,253           7,918          10,306
------------------------------------------------------------------------------------------------
CONSOLIDATED                           $ 122,643       $ 127,009       $ 592,162       $ 594,165
================================================================================================
OPERATING INCOME (LOSS)
School Products                        $   2,396       $  (1,196)      $ 103,338       $  93,101
Recognition                                 (994)          1,500           1,168           7,125
Other                                    (11,044)        (10,424)        (32,508)        (26,690)
------------------------------------------------------------------------------------------------
Consolidated                              (9,642)        (10,120)         71,998          73,536
Net interest expense                      (1,980)         (1,943)         (4,478)         (4,565)
------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES      $ (11,622)      $ (12,063)      $  67,520       $  68,971
================================================================================================

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

Any change in the following factors may impact the achievement of results in forward-looking statements: our access to students and consumers in schools; the seasonality of our business; our ability to ship backlog; our relationship with our sales force; fashion and demographic trends; the general economy, especially during peak buying seasons for our products and services; our ability to respond to customer change orders and delivery schedules; our ability to maintain our customer base; competitive pricing and program changes; our ability to successfully execute new programs; interest rates; the price of gold; our ability to continue improving operating efficiencies; and the impact of year 2000 compliance on our computer-based systems and our external relationships.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS
The following table sets forth selected information from our Condensed Consolidated Statements of Operations, expressed as a percentage of net sales.

-----------------------------------------------------------------------------------------------------------------------------
                                              Three months ended                          Nine months ended
-----------------------------------------------------------------------------------------------------------------------------
                                                 (unaudited)              Percent            (unaudited)           Percent
                                           October 2       October 3      increase    October 2     October 3      increase
                                              1999           1998        (decrease)     1999           1998       (decrease)
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                    100.0%         100.0%         (3.4%)      100.0%         100.0%        (0.3%)
Cost of products sold                         56.8%          55.5%         (1.2%)       47.1%          47.4%        (1.0%)
-----------------------------------------------------------------------------------------------------------------------------
    Gross margin                              43.2%          44.5%         (6.3%)       52.9%          52.6%         0.3%
Selling and administrative expenses           51.1%          52.5%         (6.1%)       40.7%          40.2%         1.0%
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                       (7.9%)         (8.0%)        (4.7%)       12.2%          12.4%        (2.1%)
Net interest expense                           1.6%           1.5%          1.9%         0.8%           0.8%        (1.9%)
-----------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes         (9.5%)         (9.5%)        (3.7%)       11.4%          11.6%        (2.1%)
Income taxes                                  (3.8%)         (3.8%)        (3.6%)        4.6%           4.7%        (2.4%)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                             (5.7%)         (5.7%)        (3.7%)        6.8%           6.9%        (1.9%)
=============================================================================================================================

Net sales
Net sales for the three and nine months ended October 2, 1999 were $122.6 million and $592.2 million, compared with $127.0 million and $594.2 million for the comparable periods in 1998. The following is an explanation of changes in net sales by business segment.

School Products segment sales for the three and nine months ended October 2, 1999 were $100.4 million and $509.4 million, compared with $103.9 million and $506.6 million for the comparable periods in 1998. The third quarter decline of
3.4 percent was primarily due to a shift in North American Photography revenue from the third to the fourth quarter. The year-to-date sales increase of 0.6 percent over the prior year period was driven by price increases for all school product lines as well as higher sales of add-on features in the Printing & Publishing product lines. These increases were offset by a decline in commercial printing volume, a shift in North American Photography revenue from the third to the fourth quarter, and a loss of about $9 million in Jewelry and Graduation Products sales volume due to a sales group leaving in mid-1998.

Recognition segment sales for the three and nine months ended October 2, 1999 were $21.3 million and $74.9 million, compared with $21.8 million and $77.3 million for the comparable periods in 1998. The 2.2 percent third quarter decrease and 3.1 percent year-to-date decrease were primarily due to lower sales volume caused by problems encountered with systems implementation. We anticipate full year 1999 sales for Recognition to be lower than 1998 levels.

The Other segment is comprised primarily of unallocated corporate expenses, the direct marketing program to college alumni, international sales, and expenses associated with new product development. Sales for the three and nine months ended October 2, 1999 were $0.9 million and $7.9 million, compared with $1.3 million and $10.3 million for the comparable periods in 1998. The $2.4 million year-to-date decrease over the prior year period was due to lower sales volume resulting from fewer mailings in our direct marketing program to college alumni. We anticipate full year 1999 sales for the direct marketing program to college alumni to be below 1998 levels.

Gross Margin
Gross margins for the three and nine months ended October 2, 1999 were $53.0 million and $313.3 million or 43.2 percent and 52.9 percent, compared with $56.5 million and $312.5 million or 44.5 percent and 52.6 percent for the comparable periods in 1998. The 6.3 percent decrease in the third quarter was primarily due to a shift in North American Photography revenue from the third to the fourth quarter and higher costs in Recognition associated with problems encountered with systems implementation. The 0.3 percent increase on a year-to-date basis is the result of manufacturing efficiencies and increased pricing in School Products as well as sales of higher margin add-on features in the Printing and Publishing product lines. These were partially offset by a shift in North American Photography revenue from the third to the fourth quarter and higher costs in Recognition associated with problems encountered with systems implementation.

Selling and Administrative Expenses
Selling and administrative expenses for the three and nine months ended October 2, 1999 were $62.6 million and $241.3 million, compared with $66.7 million and $238.9 million for the comparable periods in 1998. The 6.1 percent decrease in the third quarter was due to a reduction in compensation expense, lower selling and commission expenses resulting from a change in product mix, and a decrease in legal expense due to the lawsuit with Taylor Publishing in 1998. The 1.0 percent increase for the nine month period is the result of higher costs related to investments in information systems for year 2000 readiness and higher costs associated with market development activities.

Operating Income (Loss)
Operating income (loss) for the three and nine months ended October 2, 1999 was $(9.6) million and $72.0 million, compared with $(10.1) million and $73.5 million for the comparable periods in 1998. The following is an explanation of changes in operating income by business segment.

Operating income (loss) for the School Products segment for the three and nine months ended October 2, 1999 was $2.4 million and $103.3 million, compared with $(1.2) million and $93.1 million for the comparable periods in 1998. The year-over-year increases were the result of improved manufacturing efficiencies for all school product lines and sales of higher margin add-on features in the Printing & Publishing product lines. In addition, there was a decline in selling and commission expenses resulting from a change in product mix, and a decrease in legal expense due to the lawsuit with Taylor Publishing in 1998.

Operating income (loss) for the Recognition segment for the three and nine months ended October 2, 1999 was $(1.0) million and $1.2 million, compared with $1.5 million and $7.1 million for the comparable periods in 1998. The year-over-year decreases were the result of lower sales volume and higher costs associated with problems encountered with systems implementation. We anticipate full year 1999 operating income for Recognition to be lower than 1998 levels.

Operating losses for the Other segment for the three and nine months ended October 2, 1999 were $11.0 million and $32.5 million, compared with $10.4 million and $26.7 million for the comparable periods in 1998. The $0.6 million third quarter increase and $5.8 million year-to-date increase were primarily the result of higher costs related to investments in information systems for year 2000 readiness and higher costs associated with market development activities. We anticipate full year 1999 operating loss to be more than 1998.

Net Interest Expense
Net interest expense for the three and nine months ended October 2, 1999 was $2.0 million and $4.5 million, compared with $1.9 million and $4.6 million for comparable periods in 1998. The year-over-year changes reflected lower average interest rates on higher average short-term borrowings in 1999 versus 1998.

Income Taxes
Income taxes have been accrued at an overall effective rate of 40.5 percent for the three and nine months ended October 2, 1999, compared with 40.5 percent and
40.6 percent for the comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES
Cash generated from operating activities and short-term borrowings were our principal sources of funds during the nine months ended October 2, 1999 and was used primarily to repurchase common stock, pay dividends, and fund capital expenditures and equity investments.

Operating activities generated cash of $4.3 million in the first nine months of 1999, compared to the same period in 1998 where operating activities used cash of $1.9 million. The increase of $6.2 million was due to a variety of favorable factors, including a change in the timing of customer deposit collections, a decrease in inventory resulting from our decision to expand our consigned gold inventory program in the fourth quarter of 1998, and the timing of income tax payments. This was offset by an increase in accounts receivable and other receivables due to customer invoicing issues in Recognition related to the implementation of new information systems.

Capital expenditures for the first nine months of 1999 were $19.4 million compared with $27.8 million for the same period in 1998. Of the $8.4 million decrease, $5.3 million reflected more investments for information systems in 1998 and $3.1 million was due to increased spending for manufacturing equipment in 1998.

During the third quarter of 1999, we filed a debt shelf registration statement with the Securities and Exchange Commission for a $200 million medium term note program to be used for general corporate purposes. As of October 2, 1999, there were no notes issued or outstanding.

In the first nine months of 1999, we invested $5 million to take a minority ownership position in the FamilyEducation Network, a privately held company, which creates web sites for schools to link school districts with students and their families. In the third quarter of 1999, we invested $2.5 million to take a minority position in Project ACHIEVE, Inc., a privately-held provider of web-based data management tools that enable teachers and school administrators to efficiently manage information and administrative tasks.

In December 1998, the Board of Directors authorized the repurchase of up to $100 million in shares of our common stock. For the nine months ended October 2, 1999, we repurchased 1.7 million shares at a cost of $36 million, including 547,500 shares at a cost of $11 million in the third quarter.

YEAR 2000
We have examined our critical systems and equipment and have undertaken remediation and replacement initiatives to ensure accurate processing and accounting for "00". We have conducted additional validation testing of our critical systems and equipment using year 2000 simulations. Based on this validation testing, we believe that our systems are ready to correctly process year 2000 date data and to conduct business as usual through the century change. Contingency planning is in place to address any unanticipated disruptions that may arise.

The total program cost is estimated to be $51 million when completed. Actual spending on the project since inception has been $49.1 million, of which $36.0 million has been capitalized. In the nine months ended October 2, 1999, we spent $12.9 million, including $8.7 million in capital spending. The program cost includes internally allocated expenses such as salaries, benefits and contractor costs.

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

Mission critical items (computer hardware, software, embedded equipment, machinery and devices, and to external suppliers of products and services) are those where loss or interruption of functionality, support or delivery would have a catastrophic impact on customers, operations or earnings. High impact items are those where loss or interruption of functionality, support or delivery would have a serious impact on internal productivity with minor impact to customers. Low impact items are those where loss or interruption of functionality, support or delivery would have a nominal impact on internal productivity with no impact to customers.

We have completed all mission critical activities and will continue some monitoring and testing throughout 1999. Activities on all high impact and low impact categories are substantially completed. The few remaining activities will be completed before the year 2000 transition or are not expected to materially impact day to day operations. As of November 15, 1999 the high impact activities were 99% complete and low impact activities were 98% complete.

We have substantially completed a comprehensive analysis of and contingency planning process for operational problems and costs (including the loss of revenues) that could most likely result from a potential failure by us or certain third parties to achieve year 2000 compliance on a timely basis. In planning for the worst case scenarios, we believe the information technology systems and manufacturing systems will be ready for the year 2000, but we may experience isolated incidents of noncompliance. We plan to allocate resources to be ready to take action if these events occur. Because the company's year 2000 compliance is dependent upon key third parties also being year 2000 compliant on a timely basis, there can be no guarantee that the company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows.

           Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risk during the nine months ended October 2, 1999. For additional information, refer to page 20 of our 1998 Annual Report to Shareholders.

Part II.  Other Information

Item 1.  Legal Proceedings

         In January 1999, a federal judge in Texas overturned a jury's $25.3 million verdict against Jostens in an antitrust lawsuit. The judge, acting on Jostens' post-trial motions, set aside the jury's verdict and dismissed all claims against Jostens in the case. Yearbook competitor Taylor Publishing, a unit of Insilco Holding Corp. and the plaintiff in the case, has appealed the decision and is seeking to have the jury verdict reinstated. Briefs have been filed and oral arguments have been tentatively scheduled for December 8, 1999. No costs were accrued related to the lawsuit, because management determined a loss associated with Taylor Publishing is not currently "probable and estimable".

         There are no other material pending or threatened legal, governmental, administrative or other proceedings to which the company or any subsidiary as a defendant or plaintiff is subject.

Item 6.  Exhibits and reports on Form 8-K

         (a)        Exhibits

               3.1  Restated Articles of Incorporation of Jostens, Inc.

               3.2 By-laws (incorporated by reference to Exhibit 3.2 contained in the Quarterly Report on Form 10-Q for the period ended July 3, 1999)

               4.1 Rights Agreement, dated July 23, 1998, between Jostens, Inc. and Norwest Bank Minnesota, N.A. (incorporated by reference to the company's Form 8-A filed on August 5, 1998)

               4.2 Form of Indenture, dated May 1, 1991, between Jostens, Inc. and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 contained in the company's Registration Statement on Form S-3, File No. 33-40233)

               4.3 Form of Indenture, dated August 30, 1999, between Jostens, Inc. and Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to Exhibit 4.1 contained in the company's Form 8-K filed August 30, 1999)

               4.4 Officers' Certificate and Company Order, dated August 30, 1999 pursuant to sections 201, 301 and 303 of the Indenture dated August 30, 1999 (incorporated by reference to Exhibit
                    4.2 contained in the company's Form 8-K filed August 30,
                    1999)

               4.5 Specimens of the Global Fixed Rate Note, Global Floating Rate Note, Global Original Issue Discount Zero Coupon Note, and Global Original Issue Discount Fixed Rate Note (incorporated by reference to Exhibit 4.3 contained in the company's Form 8-K filed August 30, 1999)

             10.10 Jostens, Inc. Executive Change in Control Severance Pay Plan First Declaration of Amendment, effective August 1, 1999

                12  Computation of Ratio of Earnings to Fixed Charges

                27  Financial Data Schedule

         (b)        Reports on Form 8-K:

                    Form 8-K dated August 30, 1999, was filed under Item 5, announcing a Distribution Agreement between the company and Credit Suisse First Boston Corporation, Banc One Capital Markets Inc. and J.P. Morgan Securities Inc. for the public offering of its Medium-Term Notes, Series A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  JOSTENS, INC.
                                  Registrant


Date:  November 16, 1999
                                  By /s/ Robert C. Buhrmaster
                                    ---------------------------
                                      Robert C. Buhrmaster
                                      Chairman of the Board, President and Chief
                                      Executive Officer


Date:  November 16, 1999
                                  By /s/ William N. Priesmeyer
                                    ---------------------------
                                      William N. Priesmeyer
                                      Senior Vice President and Chief Financial
                                      Officer

                                  EXHIBIT INDEX


Exhibit       Description
-------       -----------
3.1           Restated Articles of Incorporation of Jostens, Inc.
10.10         Jostens, Inc. Executive Change in Control Severance Pay Plan First
              Declaration of Amendment, effective August 1, 1999
12            Computation of Ratio of Earnings to Fixed Charges
27            Financial Data Schedule