Form 10-K
period 2000-01-01
JOSTENS INC
filed 2000-03-10
CIK 54050

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                   For the Fiscal Year Ended January 1, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                         Commission file number 1-5064

                               ----------------

                                 Jostens, Inc.
             (Exact name of Registrant as specified in its charter)

              Minnesota                                41-0343440
   (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)                        number)

      5501 Norman Center Drive,                           55437
       Minneapolis, Minnesota                          (Zip code)
   (Address of principal executive
              offices)

   Registrant's telephone number, including area code: (952) 830-3300

   Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
      Title of each class                   on which registered
      -------------------                 -----------------------
      Common Shares, $0.33 1/3 par value  New York Stock Exchange
      Preferred Share Purchase Rights     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by nonaffiliates of the Registrant on March 1, 2000, was $567,548,472, based upon a closing price of $24.00 per share. The number of shares outstanding of Registrant's only class of common stock on March 1, 2000, was 33,327,209.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 JOSTENS, INC.

                           Annual Report on Form 10-K
                       For the Year Ended January 1, 2000

                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  Our Business..................................................    1
 ITEM 2.  Properties....................................................    6
 ITEM 3.  Legal Proceedings.............................................    6
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........    7

                                    PART II

          Market for Registrant's Common Stock and Related Security
 ITEM 5.  Holder Matters................................................    7
 ITEM 6.  Selected Financial Data.......................................    8
          Management's Discussion and Analysis of Financial Condition
 ITEM 7.  and Results of Operations.....................................    9
 ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk....   17
 ITEM 8.  Financial Statements and Supplementary Data...................   18
          Changes in and Disagreements with Accountants on Accounting
 ITEM 9.  and Financial Disclosure......................................   42

                                    PART III

 ITEM 10. Directors and Executive Officers of the Registrant............   42
 ITEM 11. Executive Compensation........................................   43
          Security Ownership of Certain Beneficial Owners and
 ITEM 12. Management....................................................   52
 ITEM 13. Certain Relationships and Related Transactions................   53

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on Form
 ITEM 14. 8-K...........................................................   54
          Signatures....................................................   56

                                     PART I

ITEM 1. OUR BUSINESS

   Unless otherwise indicated, all references to "Jostens," "we," "our," and "us" refer to Jostens, Inc., a Minnesota corporation (incorporated in 1906), and its subsidiaries.

   We are a leading manufacturer and marketer of school-related affinity products and one of the leading manufacturers and suppliers of corporate-based affinity products that help people celebrate important moments, recognize achievements and build affiliations.

   Our home page on the Internet is www.jostens.com. You may learn more about us by visiting this site. The information on our web site is not incorporated into this annual report.

RECENT DEVELOPMENTS

 Merger and Recapitalization

   On December 27, 1999, we entered into a merger agreement with Saturn Acquisition Corporation, a newly formed corporation controlled by Investcorp S.A., a global investment group, and its co-investors. Under this agreement, Saturn Acquisition Corporation will merge with and into Jostens. The merger will be accounted for as a recapitalization by Jostens. Upon completion of the merger, Investcorp and its co-investors, including Jostens' senior management, will own approximately 94 percent of Jostens' common stock. The remaining 6 percent of our post-merger common stock will be retained by some or all of our pre-merger public shareholders.

   As a result of the merger:

  . approximately 98 percent of Jostens' outstanding common stock will be purchased for cash of $25.25 per share;

  . all outstanding options to purchase Jostens' common stock will automatically vest and be cancelled in exchange for a cash payment equal to $25.25 per underlying share, less the applicable exercise price; and

  . we will incur a substantial amount of debt.

   The merger agreement obligates us to pay a fee of $19.125 million, plus up to $5.0 million in expenses if the agreement is terminated under certain circumstances, including a decision by us to accept a more favorable acquisition proposal.

   Successful completion of the recapitalization depends principally upon shareholder approval and satisfaction of conditions to closing in the merger agreement with Saturn Acquisition Corporation.

   It is anticipated that the merger and recapitalization will be completed in the second quarter of 2000.

   In connection with our execution of the merger agreement, our Board of Directors approved the following amendments to the shareholder rights agreement:

  . neither Saturn Acquisition nor its affiliates will be deemed to be an acquiring person;

  . the execution and delivery of the merger agreement will not give rise to a distribution date or a triggering event; and

  . no holder of rights shall be entitled to exercise such rights as a result of the execution and delivery of the merger agreement.

   If the merger is not approved, the rights will expire in August 2008 unless extended or redeemed earlier by us.

 Special Charge

   In the fourth quarter of 1999, we completed a strategic review of product lines, manufacturing operations, infrastructure projects, and support functions based on performance trends. In addition, we decided to refocus our organization on sales growth versus infrastructure improvement. As a result of this review, we incurred a pre-tax special charge of $20.2 million ($13.3 million after tax or $0.39 per share), which was approved by our Board of Directors.

   Information relating to the special charge follows:

                                                                        Balance
                                                        Initial Used in end of
                                                        Accrual  1999    1999
                                                        ------- ------- -------
                                                            (In thousands)
Employee termination benefits.........................  $ 4,910 $    -- $4,910
Abandonment of internal use software under
 development..........................................    6,455   6,245    210
Write-off of impaired goodwill related to retail class
 ring sales channel...................................    4,560   4,560     --
Write-off of goodwill related to exiting the direct
 marketing sales channel to college alumni............    3,086   3,086     --
Other costs related to exiting the direct marketing
 sales channel to college alumni......................    1,183     270    913
                                                        ------- ------- ------
                                                        $20,194 $14,161 $6,033
                                                        ======= ======= ======

   Of the $20.2 million special charge, $4.8 million relates to the School Products segment and $15.4 million relates to the "Other" segment.

   Included in other accrued liabilities on the consolidated balance sheets is the unused portion of the special charge of $6.0 million, which will be used or paid in 2000.

   Of the total special charge, $4.9 million relates to employee termination benefits for the elimination of about 100 full-time positions, primarily in corporate staff and executive functions and in exiting the direct marketing sales channel to college alumni. Headcount reductions will be completed and termination benefits paid in 2000.

   We reviewed and modified our strategies for the retail class ring product line and, as a result, determined that the carrying value of the related goodwill was impaired based upon anticipated inadequate projected cash flows. Accordingly, an impairment charge of $4.6 million was recorded as part of the special charge for the write-off of all of the goodwill.

   We also reviewed the Jostens Direct business and decided in the fourth quarter of 1999 to close down the business due to 1999 performance and forecasted decline in sales volume. As a result of that decision, the remaining balance of the related goodwill of $3.1 million was written off and other exiting costs of $1.2 million were recorded.

   We estimate the pre-tax future savings of the 1999 special charge to be approximately $8.0 million in 2000 and $10.0 million in 2001 and beyond.

BUSINESS SEGMENTS

   We classify our operations into the following business segments:

  . SCHOOL PRODUCTS, which manufactures and markets school-related affinity products primarily for the high school and college markets. School Products is comprised of four product lines: Printing & Publishing, Jewelry, Graduation Products and Photography.

  . RECOGNITION, which manufactures and supplies corporate-based affinity products that help companies and other organizations promote and recognize achievement in people's careers. We concentrate our efforts in service recognition and incentive programs designed to help companies achieve their business objectives through improved employee performance. Products include jewelry and other brand name merchandise from industry leading manufacturers.

  . OTHER, which represents the operating units that do not meet the quantitative threshold for determining reportable segments. The "Other" segment is primarily comprised of corporate expenses, the results of the direct marketing sales channel to college alumni, international sales and expenses and expenses associated with new product development.

Business segment financial information is contained in ITEM 8, Note 12 of the Notes to Consolidated Financial Statements, included in this Form 10-K and is incorporated herein by reference.

SCHOOL PRODUCTS SEGMENT

Product Lines

 Printing & Publishing

   We manufacture and sell student-created yearbooks in elementary, middle and high schools, and colleges. Our independent and employee sales representatives and their associates work closely with each school's yearbook staff (both students and a faculty adviser), assisting with the planning, editing, layout and printing scheduling until the yearbook is completed. Our independent and employee sales representatives work with the faculty advisers to renew yearbook contracts. We also print commercial brochures, and promotional books and materials.

 Jewelry

   We manufacture and sell class rings primarily to high school and college students. Many schools have only one school-designated supplier to its students each year. Class rings are sold through bookstores, other campus stores, retail jewelry stores and within the school through temporary order-taking booths. Our independent and employee sales representatives manage the in-school process of interacting with the students through ring design, promotion and ordering.

 Graduation Products

   We manufacture and sell graduation announcements and accessories, diplomas and caps and gowns to students and administrators in high schools and colleges. Our independent and employee sales representatives make calls on schools and take sales orders through temporary order-taking booths, telemarketing programs, college bookstores and the Internet.

 Photography

   Photography provides class and individual school pictures to students in elementary, middle and high schools. Additionally, photography provides high school senior portrait photography, photography for proms and other special events and other photo-based products such as student ID cards. Our independent dealers and employee sales force arrange the sittings/shootings at individual schools or in their own studios.

Seasonality

   Our School Products segment experiences strong seasonal business swings concurrent with the North American school year, with about 40 percent of full-year segment sales and about 50 to 60 percent of full-year segment operating income occurring in the second quarter. This seasonality requires us to carefully manage our cash flows over the course of the year.

Competition

   Consumers differentiate school products principally on the basis of quality, price, marketing and service.

   We are one of four primary competitors in the sale of yearbooks along with Herff Jones, Inc., Taylor Publishing Company and Walsworth Publishing Company. Each competes on the basis of print quality, price, product offerings and service. Technological offerings in the way of computer-based publishing are becoming significant market differentiators.

   Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. Class rings are marketed through different channels that have different quality and price points. Competitors in the sale of class rings primarily consists of two firms: Herff Jones, Inc. and Commemorative Brands, Inc. (CBI), which markets the Balfour and ArtCarved brands. Herff Jones, Inc. distributes its product in schools in a manner similar to ours, while CBI distributes its product through multiple distribution channels, including schools, independent and chain jewelers and mass merchandisers.

   In Graduation Products, several national and numerous local and regional competitors offer products similar to ours.

   In Photography products, we compete with Lifetouch, Inc., Herff Jones, Inc. and a variety of regional and locally owned and operated photographers.

RECOGNITION SEGMENT

   Our Recognition segment helps companies and other organizations promote and recognize achievement in people's careers. We concentrate our efforts in service recognition and incentive programs designed to help companies achieve their business objectives through improved employee performance.

   We manufacture almost half the products sold including jewelry, rings, watches and engraved certificates. In addition, we market items manufactured by other companies, such as Lenox, Waterman, Howard Miller, Oneida and Waterford.

   We serve customers ranging from small and mid-size companies to global corporations, professional sports teams and special interest associations. We design, communicate and administer programs, tailoring the products to an individual organization's needs. We sell our products primarily through independent sales representatives.

   Standardized programs such as Symphony(TM) provide small to mid-sized clients a variety of recognition options based on how much administrative work the client wants to outsource and the client's budget. Many larger companies expect more customized programs and products. We team with them to:

  . design jewelry collections that capture the client's corporate identity;

  . create brochures that feature product offerings and promote the client's mission, values and goals; and

  . design company-specific web sites for employees to view and choose their awards.

Competition

   Principal competitors in the service recognition and incentive program market include O.C. Tanner Recognition Company, The Robbins Company and The Tharpe Company, Inc.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog

   Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, our School Products segment obtains student yearbook contracts in one year for a significant portion of the yearbooks to be delivered in the next year. Often the prices of the yearbooks are not established at the time of the order because the content of the books may not be finalized. Subject to the foregoing qualifications, we estimate the backlog of orders related to continuing operations was approximately $305.0 million as of the end of 1999, compared with $292.0 million as of the end of 1998, primarily related to student yearbooks, jewelry and graduation products. We expect most of the 1999 backlog to be confirmed and filled in 2000.

Environmental

   Matters pertaining to the environment are discussed in ITEM 7 and in ITEM 8,
Note 13 of the Notes to Consolidated Financial Statements, included in this Form 10-K and are incorporated herein by reference.

Raw Materials

   The principal raw materials that we purchase are gold, paper products, and precious, semiprecious and synthetic stones. Any material increase in the price of gold could adversely impact our cost of sales.

   We purchase substantially all synthetic and semiprecious stones from a single supplier, located in Germany, who is also a supplier to almost all of the class ring manufacturers in the United States. We believe that the loss of this supplier could adversely affect our business during the time period in which alternate sources adapted their production capabilities to meet increased demand.

   Matters pertaining to our market risks are discussed in ITEM 7A, Quantitative and Qualitative Disclosures about Market Risk, included in this Form 10-K and are incorporated herein by reference.

Intellectual Property

   We have licenses, trademarks and copyrights that in aggregate, are an important part of our business. However, we do not regard our business as being materially dependent upon any single license, trademark or copyright. We have trademark registration applications pending and will pursue other registrations as appropriate to establish and preserve our intellectual property rights.

Employees

   As of the end of January 2000 we had approximately 6,700 employees, of which approximately 300 were members of two separate unions. Because of the seasonality of our business, the number of employees tends to vary. We have never suffered an interruption of business that had a material impact on our operations as a result of a labor dispute and consider our relationship with our employees to be good.

Foreign Operations

   Our foreign sales are derived primarily from operations in Canada. The accounts and operations of our foreign businesses, excluding Canada, are not material. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among risks attendant to foreign operations, but these risks are not considered material with respect to our business. The profit margin on foreign sales is approximately the same as the profit margin on domestic sales.

ITEM 2. PROPERTIES

   Our physical properties are summarized below:

                                                                      Approximate
                                                              Owned     square
 Business segment        Location        Type of property   or leased   footage
 ----------------   ------------------  ------------------- --------- -----------
 School Products..  Anaheim, CA         Office              Leased       12,000
                    Attleboro, MA       Manufacturing       Owned        52,000
                    Burnsville, MN      Manufacturing       Leased       47,000
                    Clarksville, TN     Manufacturing       Owned       105,000
                    Denton, TX          Manufacturing       Owned        56,000
                    Laurens, SC         Manufacturing       Owned        98,000
                    Laurens, SC         Warehouse           Leased      105,000
                    Owatonna, MN        Office              Owned        88,000
                    Owatonna, MN        Manufacturing       Owned        30,000
                    Owatonna, MN        Warehouse           Leased       29,000
                    Red Wing, MN        Manufacturing       Owned       132,000
                    Shelbyville, TN     Manufacturing       Owned        87,000
                    State College, PA   Manufacturing       Owned        66,000
                    Topeka, KS          Manufacturing       Owned       236,000
                    Visalia, CA         Manufacturing       Owned        96,000
                    Winnipeg, MAN       Manufacturing       Owned        69,000
                    Winnipeg, MAN       Office              Leased       28,000
                    Winston-Salem, NC   Manufacturing       Owned       132,000
                    Webster, NY (2)     Manufacturing       Owned        60,000
 Recognition......  Memphis, TN         Distribution center Owned        67,000
                    Princeton, IL       Manufacturing       Owned        65,000
                    Saddle Brook, NJ    Office              Leased        6,000
                    Sherbrooke, QUE     Distribution center Leased       15,000
 Other............  Bloomington, MN (1) Office              Owned       116,000
                    Bloomington, MN     Office              Leased       37,000

--------
(1) A portion of this facility has been financed through revenue bonds.
(2) Closed and currently held for sale.

   We believe that our production facilities are suitable for their purpose and are adequate to support our businesses. The extent of utilization of individual facilities varies due to the seasonal nature of the business.

ITEM 3. LEGAL PROCEEDINGS

   In January 1999, a federal judge in Texas overturned a jury's $25.3 million verdict against Jostens in an antitrust lawsuit. The judge, acting on Jostens' post-trial motions, set aside the jury's verdict and dismissed all claims against Jostens in the case. Yearbook competitor Taylor Publishing Company, who is also the plaintiff in the case, has appealed the decision and is seeking to have the jury verdict reinstated. Briefs have been filed and oral arguments were held on December 8, 1999. The date for the decision from the Fifth Circuit Court of Appeals has not been determined. No costs were accrued related to the lawsuit because we believe a loss is not "probable and estimable."

   Following the public announcement of the merger, three purported class actions were filed, two on December 30, 1999 and the third on January 14, 2000, in the Fourth Judicial District of the District Court for the State of Minnesota, County of Hennepin ("the Court"). By order of the Honorable Daniel
H. Mabley dated January 21, 2000, the Actions were consolidated, and the Complaint in File No. MC 99-18533 was thereafter designated as the Consolidated Complaint.

   The Consolidated Complaint is purportedly brought on behalf of a class of "all holders of Jostens common stock who are being and will be harmed" by the actions alleged in the Consolidated Complaint. In the Consolidated Complaint, the plaintiffs allege that the individual defendants, by virtue of their positions as officers and directors of Jostens, owe fiduciary duties to the shareholders of Jostens, and that by allegedly failing to take all steps reasonably required to maximize the value shareholders will receive in a sale of Jostens, the defendants have breached such duties. More specifically, the plaintiffs allege that the defendants have taken actions designed to halt any other offers and deter higher offers from other potential acquirers including, among other things:

  . allegedly concealing Jostens' fourth quarter results until after the defendants entered into and disclosed the existence of the merger agreement, thus allegedly capping the price of Jostens' common stock;

  . allegedly agreeing to include in the merger agreement a termination fee provision which would under specified circumstances require Jostens to pay Saturn Acquisition the sum of $24 million, together with Investcorp's expenses, in the event that Jostens receives a superior offer and terminates the merger agreement;

  . allegedly structuring a "preferential deal" pursuant to which some of the defendants would receive "change of control" payments following the consummation of the proposed merger; and

  . allegedly failing to announce any active auction, open bidding, or any other procedures best calculated to maximize shareholder value.

   The Consolidated Complaint seeks an order of the Court:

  . enjoining the defendants from proceeding with the merger;

  . enjoining the defendants from consummating the merger, or a business combination with a third party, unless and until Jostens adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for Jostens;

  . directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of shareholders until the process for the sale or auction of Jostens is completed and the highest possible price is obtained;

  . awarding compensatory damages against the defendants;

  . awarding the plaintiffs the costs and disbursements of the Consolidated
    Complaint, including reasonable attorneys' and experts' fees; and

  . granting such further relief as the Court may deem just and proper.

   Jostens is a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations and financial position, if any, for the disposition of these matters will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   NONE

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

   Our common stock trades on the New York Stock Exchange under the trading symbol "JOS." As of December 31, 1999, there were 5,044 shareholders of record.

   Quarterly market and dividend information can be found in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

   The table below sets forth summary consolidated historical data relating to Jostens. The summary historical financial information for the years ended January 1, 2000, January 2, 1999, January 3, 1998; the six month period ended December 28, 1996; and for each of the two years ended June 30, 1996 and 1995 was derived from the audited historical Consolidated Financial Statements of Jostens.

   Financial Summary of Selected Financial Data Jostens, Inc. and subsidiaries

                             (2)       (3) (4)      (4)             (5)               (6)
                          ----------  ---------- ----------   ---------------- ------------------
                                    Years ended               Six months ended    Years ended
                          ---------------------------------   ---------------- ------------------
                          January 1,  January 2, January 3,     December 28,   June 30,  June 30,
                             2000        1999       1998            1996         1996      1995
                          ----------  ---------- ----------   ---------------- --------  --------
                                         (In millions, except per share data)
Statement of Operations
Net sales ..............    $782.4      $770.9     $742.5         $ 277.1       $695.1    $665.1
Cost of products sold ..     349.7       351.8      351.3           141.5        332.2     313.7
Operating income .......      81.7       102.2       99.7             4.2         94.8      94.6
Net interest expense ...       7.0         6.7        6.3             4.1          7.3       0.7
Income taxes ...........      31.5        41.7       36.2             0.8         35.9      38.0
Income (loss) --
 continuing operations
 .......................      43.2        41.8       57.2            (0.8)        51.6      55.9
Net income (loss) ......      43.2        41.8       57.2            (0.8)        51.6      50.4
Return on sales --
 continuing operations
 .......................       5.5%        5.4%       7.7%           (0.3%)        7.4%      8.4%
Return on average
 shareholders'
 investment .                 90.8%       45.1%      47.7%           (0.7%)       26.3%     19.1%
                            ------      ------     ------         -------       ------    ------
Balance Sheet Data
Current assets .........    $286.3      $240.5     $252.5         $ 257.5       $251.3    $402.4
Working capital (1) ....     (70.8)      (47.2)       6.3            11.8          8.9     206.3
Property and equipment,
 net ...................      84.6        88.6       74.1            67.6         67.0      67.8
Total assets ...........     407.7       366.2      390.7           383.8        384.0     548.0
Short-term borrowings ..     117.6        93.9       50.0            90.9         27.6        --
Long-term debt,
 including current
 maturities                    3.6         3.6        3.6             3.9         53.9      54.3
Shareholders' investment
 .......................      36.5        58.6      127.1           112.6        121.8     270.6
                            ------      ------     ------         -------       ------    ------
Common Share Data
Basic EPS -- continuing
 operations ............    $ 1.27      $ 1.14     $ 1.47         $ (0.02)      $ 1.29    $ 1.23
Basic EPS -- net income
 (loss) ................      1.27        1.14       1.47           (0.02)        1.29      1.11
Diluted EPS --
 continuing operations
 .......................      1.27        1.14       1.47           (0.02)        1.28      1.22
Diluted EPS -- net
 income (loss) .........      1.27        1.14       1.47           (0.02)        1.28      1.10
Cash dividends declared
 per share .............      0.88        0.88       0.88            0.22         0.88      0.88
Common shares
 outstanding at period
 end....................      33.3        35.1       38.4            38.7         38.7      45.5
Stock price -- high ....      27 1/8      26 1/4     28 13/16       22 1/4        25 1/8    21 5/8
Stock price -- low .....      17 9/16     19         20             17 1/4        19 1/2    15 3/4
                            ------      ------     ------         -------       ------    ------
Other Data
Depreciation and
 amortization ..........    $ 25.3      $ 23.2     $ 22.1         $   9.9       $ 16.6    $ 28.3
Capital expenditures ...      27.8        36.9       24.4             9.9         15.4      28.7
                            ------      ------     ------         -------       ------    ------

--------
(1) Represents current assets less current liabilities.
(2) Net income in 1999 reflects a pre-tax special charge of $20.2 million ($13.3 million after tax or 39 cents per share).
(3) Net income in 1998 reflects an after tax charge of $15.7 million (43 cents per share) for the write-off of JLC notes receivable of $12.0 million and related net deferred tax assets of $3.7 million.
(4) Net income in 1998 and 1997 reflects pre-tax gains of $3.7 million ($2.2 million after tax or 6 cents per share) and $6.8 million ($4.0 million after tax or 10 cents per share), respectively, resulting from a reduction in LIFO gold inventories.
(5) In 1996, the company changed its fiscal year end from June 30 to the Saturday closest to December 31, resulting in a six-month transition period from July 1 to December 28, 1996.
(6) Net income reflects a loss from discontinued operations of $4.9 million (11 cents per share) for our JLC and Wicat Systems businesses. Net income also reflects the cumulative effect of adopting SFAS 112 of $1.1 million ($0.6 million after tax, or one cent per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   We occasionally may make statements regarding our business and markets, such as projections of future performance, statements of our plans and objectives, forecasts of market trends and other matters. To the extent such statements are not historical fact, they may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," or the negative thereof or similar words. Forward-looking statements may appear in this document or other documents, reports, press releases and written or oral presentations made by our officers to shareholders, analysts, news organizations or others. All forward-looking statements speak only as of the date on which the statements are made. Actual results could be affected by one or more factors, which could cause the results to differ materially. Therefore, all forward-looking statements are qualified in their entirety by such factors, including the factors listed below. Such factors may be more fully discussed periodically in our subsequent filings with the Securities and Exchange Commission ("SEC").

   Any change in the following factors may impact the achievement of results: the proposed merger and recapitalization; our ability to achieve the intended benefits of our corporate restructuring; the price of gold; our dependence on a key supplier for our synthetic and semiprecious stones; the seasonality of our School Products business; general economic conditions, especially during peak buying seasons for our products; competitive pricing and program changes; manufacturing performance; our relationship with our sales forces; our ability to respond to customer change orders and delivery schedules; fashion and demographic trends; our ability to control costs and our ability to maintain our customer base.

   The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS

   The following table sets forth selected information from our Consolidated Statements of Operations, expressed as a percentage of net sales.

                          Percentage of net sales        Percentage change
                          -------------------------  -------------------------
                           1999     1998     1997    1999 to 1998 1998 to 1997
                          -------  -------  -------  ------------ ------------
Net sales................   100.0%   100.0%   100.0%       1.5%        3.8%
Cost of products sold....    44.7%    45.6%    47.3%      (0.6%)       0.1%
                          -------  -------  -------     ------       -----
  Gross profit...........    55.3%    54.4%    52.7%       3.3%        7.1%
Selling and
 administrative
 expenses................    42.3%    41.1%    39.3%       4.4%        8.7%
Special charge...........     2.6%     0.0%     0.0%        --          --
                          -------  -------  -------     ------       -----
Operating income.........    10.4%    13.3%    13.4%     (20.1%)       2.5%
Net interest expense.....     0.9%     0.9%     0.8%       5.1%        6.1%
Write-off of JLC notes
 receivable, net.........     0.0%     1.6%     0.0%    (100.0%)        --
                          -------  -------  -------     ------       -----
  Income before income
   taxes.................     9.5%    10.8%    12.6%     (10.6%)     (10.6%)
Income taxes.............     4.0%     5.4%     4.9%     (24.5%)      15.2%
                          -------  -------  -------     ------       -----
Net income...............     5.5%     5.4%     7.7%       3.2%      (26.9%)
                          =======  =======  =======     ======       =====

 Net sales

   Net sales in 1999, 1998 and 1997 were $782.4 million, $770.9 million and $742.5 million, respectively. The increase from 1998 to 1999 of $11.5 million, or 1.5 percent, was driven by price increases in our School Products segment and volume increases in class rings and yearbook pages. These increases were offset by overall volume decreases in our other product lines. The increase from 1997 to 1998 of $28.4 million, or 3.8 percent, was driven by increases in sales volume and pricing in our three largest product lines (Printing & Publishing, Jewelry and Graduation Products). Price increases in 1999 and 1998 varied by product and ranged from zero to four percent. The following is an explanation of changes in net sales by business segment.

   School Products segment net sales in 1999, 1998 and 1997 were $675.5 million, $653.9 million and $624.5 million, respectively. The increase from 1998 to 1999 of $21.6 million, or 3.3 percent, was primarily driven by price increases in all school product lines and a unit volume increase of 2.2 percent in Jewelry, primarily due to strong sales in the high school market. In addition, we experienced yearbook page volume increases and higher sales of add-on features in our Printing & Publishing product line. These increases were offset by a decline in commercial printing volume (used to fill excess capacity), higher than expected yearbook rebates and returns due to problems encountered with Jostens Direct Solutions ("JDS") (a direct payment program for parents of high school students), a decrease in photography sales volume due to closing eleven unprofitable retail sites and not renewing our relationships with a number of independent wholesale dealers. In addition, the first half of 1998 included approximately $9.9 million in Jewelry, Graduation Products, and Printing & Publishing sales volume from an independent sales group that left in mid-1998.

   The increase of $29.4 million, or 4.5 percent, from 1997 to 1998 was due to increased pricing in all school product lines and new marketing programs which resulted in higher sales of yearbooks and add-on features in our Printing & Publishing product line. In addition, we had a 5.2 percent increase in Jewelry units sold in 1998 primarily due to sales of specially designed rings for students graduating in 1999, 2000 and 2001 (the "Millennium classes"). These increases were offset by a decline in commercial printing volume as more production capacity was used to produce higher margin yearbooks, and a decrease in photography sales volume as we did not renew our relationships with a number of independent wholesale dealers whose volume generated unacceptable returns. In addition, we lost about $2.9 million in Jewelry and Graduation Products sales volume due to an independent sales group that left in mid-1998.

   Recognition segment net sales in 1999, 1998 and 1997 were $97.0 million, $103.9 million and $103.7 million, respectively. The decrease of 6.7 percent from 1998 to 1999 was primarily due to lower sales volume caused by issues related to the new system implemented in the first quarter of 1999 as part of our year 2000 compliance efforts. In 1998 Recognition sales were flat with 1997 as we realigned sales management, drove internal efficiencies and streamlined business processes in advance of the system implementation.

   The Other segment is comprised primarily of corporate expenses, the results of the direct marketing sales channel to college alumni, international sales and expenses and expenses associated with new product development. Net sales in 1999, 1998 and 1997 were $9.9 million, $13.1 million and $14.3 million, respectively. The decreases of $3.2 million in 1999 compared with 1998, and $1.2 million in 1998 compared with 1997 were primarily due to lower sales volume resulting from a decline in response rates and fewer mailings in our direct marketing program to college alumni. As part of the 1999 special charge, we decided to closedown the direct marketing program to college alumni due to 1999 performance and forecasted decline in sales volume. In addition, we experienced International sales volume decreases from 1997 to 1998 due to sales representatives in Puerto Rico not renewing their contracts. We replaced these sales representatives in the second-half of 1999.

Gross Margin

   Gross margin in 1999 was 55.3 percent, compared with 54.4 percent in 1998 and 52.7 percent in 1997. The 2.6 percentage point increase in gross margin from 1997 to 1999 was primarily the result of increased pricing and manufacturing efficiencies.

   Improvements in 1999 included:

  . exiting the ring production facility in Nuevo Laredo, Mexico, which experienced higher than expected costs, and moving all ring manufacturing back to the United States; and

  . closing eleven unprofitable retail photo sites.

   Improvements in 1999 were offset by:

  . approximately $2.5 million of expenses incurred in 1999 to exit the Nuevo
    Laredo, Mexico facility;

  . higher costs in 1999 due to problems encountered with JDS; and

  . higher costs in Recognition due to issues related to the new system implemented in the first quarter of 1999 as part of our year 2000 compliance efforts.

   Improvements in 1998 included:

  . consolidating all photography processing into one facility;

  . a one-time pre-tax benefit of $3.7 million in 1998 due to a reduction in the remaining LIFO gold inventories resulting from our expansion of consigned gold; and

  . a decrease in raw material costs for jewelry compared with 1997.

   Improvements in 1998 were offset by:

  . a one-time charge of $2.5 million in 1998 to consolidate all photography processing into one facility; and

  . a one-time pre-tax benefit of $6.8 million in 1997 due to a reduction in a portion of the LIFO gold inventories resulting from our decision to consign gold.

Selling and Administrative Expenses

   Selling and administrative expenses in 1999, 1998 and 1997 were $330.9 million, $316.9 million and $291.5 million, respectively. The 4.4 percent increase in 1999 from 1998 and 8.0 percent increase in 1998 from 1997 were primarily the result of investments in information systems to ensure year 2000 readiness and higher costs associated with market development activities.

Special Charge

   In the fourth quarter of 1999, we completed a strategic review of product lines, manufacturing operations, infrastructure projects, and support functions based on performance trends. In addition, we decided to refocus our organization on sales growth versus infrastructure improvement. As a result of this review, we incurred a pre-tax special charge of $20.2 million ($13.3 million after tax or $0.39 per share), which was approved by our Board of Directors.

   Information relating to the special charge follows:

                                                                        Balance
                                                        Initial Used in end of
                                                        accrual  1999    1999
                                                        ------- ------- -------
                                                            (In thousands)
Employment termination benefits.......................  $ 4,910 $    -- $4,910
Abandonment of internal use software under
 development..........................................    6,455   6,245    210
Write-off of impaired goodwill related to retail class
 ring sales channel...................................    4,560   4,560     --
Write-off of goodwill related to exiting the direct
 marketing sales channel to college alumni............    3,086   3,086     --
Other costs related to exiting the direct marketing
 sales channel to college alumni......................    1,183     270    913
                                                        ------- ------- ------
                                                        $20,194 $14,161 $6,033
                                                        ======= ======= ======

   Of the $20.2 million special charge, $4.8 million relates to the School Products segment and $15.4 million relates to the "Other" segment.

   Included in other accrued liabilities on the consolidated balance sheets is the unused portion of the special charge of $6.0 million, which will be used or paid in 2000.

   Of the total special charge, $4.9 million relates to employee termination benefits for the elimination of about 100 full-time positions, primarily in corporate staff and executive functions and in exiting the direct marketing sales channel to college alumni. Headcount reductions will be completed and termination benefits paid in 2000.

   We reviewed and modified our strategies for the retail class ring product line and, as a result, determined that the carrying value of the related goodwill was impaired based upon anticipated inadequate projected cash flows. Accordingly, an impairment charge of $4.6 million was recorded as part of the special charge for the write-off of all of the goodwill.

   We also reviewed the Jostens Direct business and decided in the fourth quarter of 1999 to close down the business due to 1999 performance and forecasted decline in sales volume. As a result of that decision, the remaining balance of the related goodwill of $3.1 million was written off and other exiting costs of $1.2 million were recorded.

   We estimate the pre-tax future savings of the 1999 special charge to be approximately $8.0 million in 2000 and $10.0 million in 2001 and beyond.

Operating Income (Loss)

   Excluding the special charge of $20.2 million, operating income in 1999 was $101.9 million compared with $102.2 million in 1998 and $99.7 million in 1997. The following is an explanation of changes in operating income by business segment.

   School Products operating income in 1999 was $146.7 million, excluding the special charge of $4.8 million, compared with $127.0 million in 1998 and $108.8 million in 1997.

   The $19.7 million, or 15.5 percent, increase in 1999 compared with 1998 primarily resulted from:

  . increased sales; and

  . manufacturing efficiencies due to exiting the Nuevo Laredo, Mexico facility and moving all ring manufacturing back to the United States.

   These were partially offset by:

  . approximately $2.5 million of expenses incurred in 1999 to exit the Nuevo, Laredo, Mexico facility; and

  . higher costs in 1999 due to problems encountered with JDS.

   The $18.2 million, or 16.7 percent, increase in 1998 compared with 1997 primarily resulted from:

  . consolidating all photography processing into one facility;

  . decreased cycle times and lower costs in Printing & Publishing due to operating plants with common management teams;

  . a one-time pre-tax benefit of $2.3 million in 1998 due to a reduction in the remaining LIFO gold inventories resulting from our expansion of consigned gold;

  . a decrease in raw material costs for jewelry compared with 1997; and

  . a one-time charge of $2.6 million in 1997 to close an announcement plant.

   These were partially offset by:

  . a one-time charge of $2.5 million in 1998 to consolidate all photography processing into one facility;

  . higher than expected costs associated with the Nuevo Laredo, Mexico facility; and

  . a one-time pre-tax benefit of $5.4 million in 1997 due to a reduction in a portion of the LIFO gold inventories resulting from our decision to consign gold.

   Recognition had an operating loss in 1999 of $0.4 million compared with operating income of $10.4 million in 1998 and $8.9 million in 1997.

   The $10.8 million decrease in 1999 compared with 1998 was primarily due to:

  . decreased sales;

  . higher costs caused by issues related to the new system implemented in the first quarter of 1999 as part of our year 2000 compliance efforts; and

  . a one-time pre-tax benefit of $1.4 million in 1998 due to a reduction in the remaining LIFO gold inventories resulting from our expansion of consigned gold.

   The $1.5 million increase in 1998 compared with 1998 was primarily the result of:

  . $3.3 million in material cost reductions, overhead spending reductions and production efficiency improvements; and

  . a partial offset by $1.8 million of additional investments in sales and marketing staff to realign sales management.

   Operating loss for the "Other" segment in 1999 was $44.5 million, excluding the special charge of $15.4 million, compared with $35.3 million in 1998 and $18.1 million in 1997.

   The $9.2 million operating loss increase in 1999 compared with 1998 and $17.2 million increase in 1998 compared with 1997 resulted primarily from:

  . higher costs related to investments in information systems as part of our year 2000 compliance efforts and

  . higher costs associated with market development activities.

Net Interest Expense

   Net interest expense was $7.0 million in 1999 compared with $6.7 million in 1998 and $6.3 million in 1997. The year-over-year increases reflect higher borrowings partially offset by a decline in average interest rates. As a result of the proposed merger and recapitalization, we will have significantly more debt that will result in much higher future interest expense.

Write-off of JLC Notes Receivable, Net

   In June 1995 we sold our Jostens Learning Corp. ("JLC") curriculum software subsidiary to a group led by Bain Capital, Inc. As partial consideration for the sale, we received two notes which were subsequently discounted and recorded at their estimated fair values. In addition, a transaction gain of $13.2 million was deferred in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." The notes were subsequently recorded at their estimated fair value of $12.9 million, net of deferred gain.

   In January 1999, we received information indicating to us that the carrying value of the notes was permanently impaired. As a result, we wrote-off $12.0 million in 1998 for the carrying value of the notes, net of miscellaneous JLC-related assets and liabilities, plus $3.7 million of net deferred tax assets associated with the initial sale of JLC. We did not record a tax benefit related to the write-off for financial reporting purposes because the tax benefit may not be realized.

Income Taxes

   Our 1999 effective income tax rate was 42.2 percent compared with 49.9 percent in 1998 and 38.8 percent in 1997. The 7.7 percentage point decrease in 1999 from 1998 and the 11.1 percentage point increase in 1998 from 1997 were primarily due to the write-off in 1998 of $3.7 million of net deferred tax assets related to our 1995 sale of JLC, and the fact that no tax benefit was recorded for financial reporting purposes on the JLC-notes that were written off.

   Other items that impacted our tax rates for the three years included: the write-off of $3.1 million of nondeductible goodwill in connection with the special charge in 1999; a benefit of $0.8 million for the reduction of a valuation reserve in 1998 to reflect the utilization of previously reserved foreign tax credits as a result of executed tax planning strategies; and the recognition of $2.0 million of accumulated net operation loss carryforwards benefits in 1997 through the reversal of a deferred tax asset valuation reserve as a result of combining our U.S. Photography legal entity with the main U.S. businesses.

   We expect our effective tax rate in 2000 to be 40.5 percent before the effects of the proposed merger and recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

   Cash generated from operating activities and availability under short-term borrowing agreements have been our principal sources of liquidity in 1999, 1998 and 1997. These funds covered our share repurchases, dividend payments, and investments in property and equipment and equity investments.

Operating Activities

   Operating activities generated cash of $125.2 million in 1999 compared with $101.6 million in 1998 and $116.7 million in 1997. The $23.6 million increase in 1999 over 1998 was primarily due to increased customer deposits, partially offset by other working capital decreases. The $15.1 million decrease in cash generated in 1998 compared with 1997 primarily reflected a change in the timing of customer deposit collections resulting from a vendor change in the JDS program.

Investing Activities

   Capital expenditures in 1999, 1998 and 1997 were $27.8 million, $36.9 million and $24.4 million, respectively. The $9.1 million decrease in 1999 over 1998 and the $12.5 million increase in 1998 over 1997 was primarily due to higher spending in 1998 to replace information systems to ensure year 2000 compliance. We anticipate capital spending in 2000 to be about $27.0 million.

   In 1999 we invested $10.6 million to take minority equity positions in three privately-held Internet-based companies which we believe will leverage our access into, and our sales representatives' relationships with, schools. In 1997, we invested $9.5 million to purchase Gold Lance, our retail class ring sales channel. An impairment charge of $4.6 million was recorded as part of the 1999 special charge for the write-off of goodwill associated with this sales channel.

Financing Activities

   Dividends paid in 1999 were $30.0 million compared with $32.3 million in 1998 and $34.2 million in 1997. The year-over-year decreases are the result of common stock repurchases in each of the years. Following the proposed merger and recapitalization, we do not anticipate paying any dividends to common shareholders for the foreseeable future.

   The following table summarizes total amounts available under various borrowing agreements as of the end of 1999:

                                                 Amount
                          Expiration   Total    available
                           date of   amount of   at the
                          agreement  agreement end of 1999
                          ---------- --------- -----------
                                   (In millions)
Five-year bank credit
 agreement..............  12/20/2000  $180.0     $ 62.4
Unsecured demand
 facilities with three
 banks..................         (1)    54.5       54.5
Precious metals
 consignment arrangement
 (2)....................   5/31/2000    25.0        2.9
                                      ------     ------
                                      $259.5     $119.8
                                      ======     ======

--------
(1) Facilities are subject to periodic review from time to time and at least annually.
(2) See Note 5 of Notes to Consolidated Financial Statements.

   As a result of the proposed merger and recapitalization, we will have significantly more debt which will result in much higher interest expense and a decline in operating cash flows which could adversely affect our future financial health.

YEAR 2000

   In 1997 we began to develop programs to address the impact of the year 2000 on our computer systems. All programs were completed before the century change and to date we have not experienced any adverse effects resulting from the date change. Our spending on year 2000 projects since inception was $50.2 million of which $36.3 million was capitalized.

COMMITMENTS AND CONTINGENCIES

Environmental

   As part of our environmental management program, we are involved in various environmental remediation activities. As sites are identified and assessed in this program, we determine potential environmental liabilities. Factors considered in assessing liability include, but are not limited to: whether we have been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of the end of 1999, we had identified three sites requiring further investigation. However, we have not been designated as a potentially responsible party at any site.

   We have assessed the likelihood that a loss has been incurred at one of these sites as probable, and based on findings included in remediation reports and from discussions with legal counsel, estimated the potential loss as of the end of 1999 to range from $2.8 million to $3.8 million. As of the end of 1999, $3.5 million was accrued and is included in "other accrued liabilities" on the consolidated balance sheets. While we may have a right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable. No assets for potential recoveries were established as of the end of 1999.

Litigation

   In January 1999, a federal judge in Texas overturned a jury's $25.3 million verdict against Jostens in an antitrust lawsuit. The judge, acting on Jostens' post-trial motions, set aside the jury's verdict and dismissed all claims against Jostens in the case. Yearbook competitor Taylor Publishing Company, who is also the plaintiff in the case, has appealed the decision and is seeking to have the jury verdict reinstated. Briefs have been filed and oral arguments were held on December 8, 1999. The date for the decision from the Fifth Circuit Court of Appeals has not been determined. No costs were accrued related to the lawsuit because we believe a loss is not "probable and estimable."

   Following the public announcement of the merger, three purported class actions were filed, two on December 30, 1999 and the third on January 14, 2000, in the Fourth Judicial District of the District Court for the State of Minnesota, County of Hennepin ("the Court"). By order of the Honorable Daniel
H. Mabley dated January 21, 2000, the Actions were consolidated, and the Complaint in File No. MC 99-18533 was thereafter designated as the Consolidated Complaint.

   The Consolidated Complaint is purportedly brought on behalf of a class of "all holders of Jostens common stock who are being and will be harmed" by the actions alleged in the Consolidated Complaint. In the Consolidated Complaint, the plaintiffs allege that the individual defendants, by virtue of their positions as officers and directors of Jostens, owe fiduciary duties to the shareholders of Jostens, and that by allegedly failing to take all steps reasonably required to maximize the value shareholders will receive in a sale of Jostens, the defendants have breached such duties. More specifically, the plaintiffs allege that the defendants have taken actions designed to halt any other offers and deter higher offers from other potential acquirers including, among other things:

  . allegedly concealing Jostens' fourth quarter results until after the defendants entered into and disclosed the existence of the merger agreement, thus allegedly capping the price of Jostens' common stock;

  . allegedly agreeing to include in the merger agreement a termination fee provision which would under specified circumstances require Jostens to pay Saturn Acquisition the sum of $24 million, together with Investcorp's expenses, in the event that Jostens receives a superior offer and terminates the merger agreement;

  . allegedly structuring a "preferential deal" pursuant to which some of the defendants would receive "change of control" payments following the consummation of the proposed merger; and

  . allegedly failing to announce any active auction, open bidding, or any other procedures best calculated to maximize shareholder value.

   The Consolidated Complaint seeks an order of the Court:

  . enjoining the defendants from proceeding with the merger;

  . enjoining the defendants from consummating the merger, or a business combination with a third party, unless and until Jostens adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for Jostens;

  . directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of shareholders until the process for the sale or auction of Jostens is completed and the highest possible price is obtained;

  . awarding compensatory damages against the defendants;

  . awarding the plaintiffs the costs and disbursements of the Consolidated
    Complaint, including reasonable attorneys' and experts' fees; and

  . granting such further relief as the Court may deem just and proper.

   Jostens is a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations and financial position, if any, for the disposition of these matters will not be material.

NEW ACCOUNTING STANDARDS

   In June 1998, the Financial Accounting Standards Board issued Statement SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in years beginning after June 15, 2000. The effect of adopting the Statement is not currently expected to have a material effect on our future financial position or overall trends in results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

   We are subject to market risk associated with changes in commodity prices, interest rates and foreign currency exchange rates. To reduce any one of these risks, we may at times use financial instruments. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes.

Commodity Price Risk

   Our results of operations could be significantly affected by changes in the price of gold. To manage the risk associated with gold price changes, on an annual basis we simultaneously set our pricing to customers and enter into gold forward or option contracts based upon the estimated ounces needed to satisfy customer requirements. We prepared a sensitivity analysis as of the end of 1999 to estimate our exposure to market risk on our open gold forward purchase contracts. The fair market value of our gold positions was calculated by valuing each position at quoted futures prices as of the end of 1999 and 1998, and was $18.0 million and $17.8 million, respectively. The market risk associated with these contracts was $1.8 million as of the end of 1999 and 1998, and is estimated as the potential loss in fair value resulting from a hypothetical 10 percent adverse change in such prices.

Interest Rate Risk

   Our earnings are affected by changes in short-term interest rates as a result of our issuing short-term commercial paper. As of the end of 1999 and 1998, the fair market value of our outstanding commercial paper approximated the carrying value. If market interest rates for commercial paper borrowings averaged 10 percent more or less in 1999 and 1998, our interest expense would have changed by approximately $0.7 million in 1999 and 1998.

Foreign Currency Risk

   We may enter into foreign currency forward contracts to hedge purchases of inventory in foreign currency. The purpose of these hedging activities is to protect us from the risk that inventory purchases denominated in foreign currencies will be adversely affected by changes in foreign currency rates. Our principal currency exposures relate to the Canadian dollar and German mark. We consider our market risk in such activities to be immaterial. Our foreign operations are primarily in Canada, and substantially all transactions are denominated in the local currency. Therefore, the exposure to exchange risks is not considered to be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

   We are responsible for the integrity and objectivity of the financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include certain amounts based on our best estimates and judgment.

   We are also responsible for establishing and maintaining our accounting systems and related internal controls, which are designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded. These systems and controls are reviewed by the internal auditors. In addition, our code of conduct states that our affairs are to be conducted under the highest ethical standards.

   The independent auditors provide an independent review of the financial statements and the fairness of the information presented therein. The Audit Committee of the Board of Directors, composed solely of outside directors, meets regularly with us, our internal auditors and our independent auditors to review audit activities, internal controls and other accounting, reporting and financial matters. Both the independent auditors and internal auditors have unrestricted access to the Audit Committee.

William N. Priesmeyer
Senior Vice President and Chief Financial Officer

Robert C. Buhrmaster
Chairman of the Board, President and Chief Executive Officer

Minneapolis, Minnesota
February 2, 2000

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of Jostens, Inc.:

   We have audited the accompanying consolidated balance sheets of Jostens, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the three fiscal years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jostens, Inc. and subsidiaries as of January 1, 2000 and January 2, 1999, and the consolidated results of their operations and cash flows for each of the three fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Minneapolis, Minnesota
February 2, 2000

                         JOSTENS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     1999      1998      1997
                                                   --------  --------  --------
                                                   (In thousands, except per-
                                                          share data)
Net sales......................................... $782,438  $770,917  $742,479
Cost of products sold.............................  349,691   351,795   351,290
                                                   --------  --------  --------
  Gross profit....................................  432,747   419,122   391,189
Selling and administrative expenses...............  330,895   316,933   291,527
Special charge....................................   20,194        --        --
                                                   --------  --------  --------
Operating income..................................   81,658   102,189    99,662
Interest income...................................     (487)     (366)     (587)
Interest expense..................................    7,486     7,026     6,866
Write-off of JLC notes receivable, net............       --    12,009        --
                                                   --------  --------  --------
  Income before income taxes......................   74,659    83,520    93,383
Income taxes......................................   31,480    41,700    36,200
                                                   --------  --------  --------
Net income........................................ $ 43,179  $ 41,820  $ 57,183
                                                   ========  ========  ========
Earnings per common share
  Basic........................................... $   1.27  $   1.14  $   1.47
  Diluted......................................... $   1.27  $   1.14  $   1.47
                                                   --------  --------  --------
Weighted average common shares outstanding
  Basic...........................................   34,004    36,527    38,773
  Diluted.........................................   34,093    36,705    38,969
                                                   --------  --------  --------


          See accompanying notes to consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      January 1, 2000 and January 2, 1999

                                                               1999      1998
                                                             --------  --------
                                                              (In thousands,
                                                             except per-share
                          ASSETS                                   data)
Current assets
Cash and cash equivalents..................................  $ 38,517  $  2,595
Accounts receivable, net of allowance of $5,775 and $7,308,
 respectively..............................................   107,638   106,347
Inventories................................................    87,839    90,494
Deferred income taxes......................................    17,400    14,682
Salespersons overdrafts, net of allowance of $6,332 and
 $7,061, respectively......................................    26,194    20,689
Prepaid expenses and other current assets..................     8,721     5,737
                                                             --------  --------
  Total current assets.....................................   286,309   240,544
                                                             --------  --------
Other assets
Intangibles, net...........................................    18,895    28,165
Other......................................................    17,872     8,811
                                                             --------  --------
  Total other assets.......................................    36,767    36,976
                                                             --------  --------
Property and equipment, net................................    84,640    88,647
                                                             --------  --------
                                                             $407,716  $366,167
                                                             ========  ========
         LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities
Short-term borrowings......................................  $117,608  $ 93,922
Accounts payable...........................................    23,641    23,682
Employee compensation......................................    29,478    27,560
Commissions payable........................................    26,134    22,131
Customer deposits..........................................   112,958    92,092
Income taxes...............................................    17,223     4,713
Other accrued liabilities..................................    30,100    23,679
                                                             --------  --------
  Total current liabilities................................   357,142   287,779
Other noncurrent liabilities...............................    14,064    19,836
                                                             --------  --------
Total liabilities..........................................   371,206   307,615
Commitments and contingencies
Shareholders' investment
Preferred shares, $1.00 par value: authorized 4,000 shares,
 none issued...............................................        --        --
Common shares, $.33 1/3 par value: authorized 100,000
 shares, issued January 1, 2000 --33,324; January 2, 1999
 -- 35,071.................................................    11,108    11,690
Retained earnings..........................................    31,072    54,627
Accumulated other comprehensive loss.......................    (5,670)   (7,765)
                                                             --------  --------
  Total shareholders' investment...........................    36,510    58,552
                                                             --------  --------
                                                             $407,716  $366,167
                                                             ========  ========

          See accompanying notes to consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (In thousands)
Operating activities
Net income......................................  $ 43,179  $ 41,820  $ 57,183
Depreciation....................................    23,329    20,587    19,845
Amortization....................................     2,009     2,584     2,297
Deferred income taxes...........................    (2,671)   15,712    (3,403)
Special charge (non-cash portion)...............    14,101        --        --
Write-off of JLC notes receivable, net..........        --    12,009        --
Changes in assets and liabilities, net of
 effects of business acquisition:
  Accounts receivable...........................    (1,291)    2,167      (651)
  Inventories...................................     2,655     1,568     6,431
  Salespersons overdrafts.......................    (5,505)    4,806      (602)
  Prepaid expenses and other current assets.....    (2,984)   (1,058)    4,554
  Accounts payable..............................     8,364    (1,171)    1,506
  Employee compensation.........................     1,918     8,114     4,457
  Commissions payable...........................     4,003     2,909     1,628
  Customer deposits.............................    20,866    (6,567)   22,625
  Income taxes..................................    12,593    (6,044)    5,658
  Other.........................................     4,653     4,179    (4,811)
                                                  --------  --------  --------
    Net cash provided by operating activities...   125,219   101,615   116,717
                                                  --------  --------  --------
Investing activities
Purchases of property and equipment.............   (27,830)  (36,936)  (24,381)
Business acquisition............................        --        --    (9,883)
Equity investments..............................   (10,611)       --        --
Other...........................................     1,262     1,675        --
                                                  --------  --------  --------
    Net cash used for investing activities......   (37,179)  (35,261)  (34,264)
                                                  --------  --------  --------
Financing activities
Net short-term borrowings (repayments)..........    15,281    38,248   (36,238)
Principal payments on long-term debt............        --        --      (281)
Dividends paid..................................   (29,998)  (32,332)  (34,198)
Proceeds from exercise of stock options.........     2,452     4,258    11,693
Repurchases of common stock.....................   (39,853)  (80,001)  (20,000)
                                                  --------  --------  --------
    Net cash used for financing activities......   (52,118)  (69,827)  (79,024)
                                                  --------  --------  --------
Change in cash and cash equivalents.............    35,922    (3,473)    3,429
Cash and cash equivalents, beginning of period..     2,595     6,068     2,639
                                                  --------  --------  --------
Cash and cash equivalents, end of period........  $ 38,517  $  2,595  $  6,068
                                                  ========  ========  ========
Supplemental information
Income taxes paid...............................  $ 20,623  $ 32,357  $ 26,300
Interest paid...................................  $  5,702  $  6,426  $  5,900
                                                  --------  --------  --------


          See accompanying notes to consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT

                                                               Accumulated
                          Common shares                           other
                          ---------------  Capital  Retained  comprehensive           Comprehensive
                          Number  Amount   surplus  earnings      loss       Total       income
                          ------  -------  -------  --------  ------------- --------  -------------
                                         (In thousands, except per-share data)
Balance -- December 28,
 1996...................  38,665  $12,888  $ 1,480  $101,687    $ (3,442)   $112,613
Stock options and
 restricted stock, net..     584      241   11,452                            11,693
Cash dividends declared
 of $0.88 per share.....                             (34,198)                (34,198)
Share repurchases.......    (827)    (276) (14,430)   (5,294)                (20,000)
Tax benefit of stock
 options................                     1,498                             1,498
Net income..............                              57,183                  57,183     $57,183
Change in cumulative
 translation
 adjustment.............                                            (824)       (824)       (824)
Adjustment in minimum
 pension liability, net
 of $606 tax............                                            (872)       (872)       (872)
                                                                                         -------
Comprehensive income....                                                                 $55,487
                          ------  -------  -------  --------    --------    --------     =======
Balance -- January 3,
 1998...................  38,422   12,853       --   119,378      (5,138)    127,093
Stock options and
 restricted stock, net..     234       78    4,180                             4,258
Cash dividends declared
 of $0.88 per share.....                             (32,332)                (32,332)
Share repurchases.......  (3,585)  (1,241)  (4,521)  (74,239)                (80,001)
Tax benefit of stock
 options................                       341                               341
Net income..............                              41,820                  41,820     $41,820
Change in cumulative
 translation
 adjustment.............                                          (1,576)     (1,576)     (1,576)
Adjustment in minimum
 pension liability, net
 of $649 tax............                                          (1,051)     (1,051)     (1,051)
                                                                                         -------
Comprehensive income....                                                                 $39,193
                          ------  -------  -------  --------    --------    --------     =======
Balance -- January 2,
 1999...................  35,071   11,690       --    54,627      (7,765)     58,552
Stock options and
 restricted stock, net..     129       43    2,409                             2,452
Cash dividends declared
 of $0.88 per share.....                             (29,998)                (29,998)
Share repurchases.......  (1,876)    (625)  (2,492)  (36,736)                (39,853)
Tax benefit of stock
 options................                        83                                83
Net income..............                              43,179                  43,179     $43,179
Change in cumulative
 translation
 adjustment.............                                           1,078       1,078       1,078
Adjustment in minimum
 pension liability, net
 of $667 tax............                                           1,017       1,017       1,017
                                                                                         -------
Comprehensive income....                                                                 $45,274
                          ------  -------  -------  --------    --------    --------     =======
Balance -- January 1,
 2000...................  33,324  $11,108  $    --  $ 31,072    $ (5,670)   $ 36,510
                          ======  =======  =======  ========    ========    ========


          See accompanying notes to consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Our Business

   We are a leading manufacturer and marketer of school-related affinity products and one of the leading manufacturers and suppliers of corporate-based affinity products that help people celebrate important moments, recognize achievements and build affiliations.

 Fiscal Year

   Our fiscal year ends the Saturday closest to December 31. Fiscal years 1999, 1998 and 1997 ended on January 1, 2000, January 2, 1999 and January 3, 1998, respectively. Normally each fiscal year consists of 52 weeks, but periodically, there will be a 53-week year, as was the case in 1997.

 Principles of Consolidation

   Our consolidated financial statements include the accounts of our company and our subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain balances have been reclassified to conform to the 1999 presentation.

 Use of Estimates

   The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, time deposits and commercial paper. Short-term investments have an original maturity of three months or less and are considered cash equivalents. Investments in debt securities have an original maturity of three months or less and are held to maturity. All short-term securities are carried at amortized cost, which approximates fair value. Negative cash as of the end of 1998 was $8.4 million and is included in "accounts payable" on the consolidated balance sheets. There was no negative cash as of the end of 1999.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for all inventories except gold and certain other precious metals which are determined using the last-in, first-out
(LIFO) method. LIFO inventories were $0.1 million and $0.2 million as of the end of 1999 and 1998 and approximate replacement cost.

   Net income in 1998 and 1997 reflects pre-tax gains of $3.7 million ($2.2 million after tax or 6 cents per share) and $6.8 million ($3.5 million after tax or 10 cents per share), respectively, resulting from a reduction in LIFO gold inventories.

 Intangibles

   Intangibles primarily represent the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and are amortized over various periods of up to 40 years. Accumulated amortization as of the end of 1999 and 1998 was $14.1 million and $16.6 million, respectively.

                         JOSTENS, INC. AND SUBSIDIARIES

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives:

                                                                         Years
                                                                        --------
      Buildings........................................................ 15 to 40
      Machinery and equipment..........................................  3 to 10
      Capitalized software.............................................   2 to 5

 Impairment of Long-Lived Assets

   We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

 Income Taxes

   Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

 Revenue Recognition, Sales Returns and Warranty Costs

   Sales are recognized when product is shipped. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

 Foreign Currency Translation

   Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in comprehensive income.

 Financial Instruments

   From time to time, we may use derivative financial instruments to manage market risks and reduce our exposure resulting from fluctuations in foreign currency and interest rates. Financial instruments are not used for trading purposes.

   We may enter into foreign currency forward contracts to hedge purchases of inventory in foreign currency. The purpose of these hedging activities is to protect us from the risk that inventory purchases denominated in foreign currency will be adversely affected by changes in foreign currency rates. Gains or losses on forward contracts used to purchase inventory for which we have firm purchase commitments qualify as accounting hedges and are therefore deferred and recognized in income when the inventory is sold. Counterparties expose us to credit loss in the event of nonperformance as measured by the unrealized gains on the contracts. There were no foreign currency contracts outstanding as of the end of 1999 or 1998.

   We may enter into interest rate swap agreements to limit the effect of increases in the interest rates on any floating rate debt. The differential is accrued as interest rates change and is recorded in interest expense. There were no open interest rate swap agreements as of the end of 1999 or 1998.

                         JOSTENS, INC. AND SUBSIDIARIES

 Earnings Per Common Share

   Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of options, restricted stock and contingently issuable shares. Unless otherwise noted, references are to diluted earnings per share.

   Basic and diluted earnings per share were calculated using the following:

                                                        1999    1998    1997
                                                       ------- ------- -------
                                                        (In thousands, except
                                                           per-share data)
   Weighted average common shares outstanding --
    basic.............................................  34,004  36,527  38,773
   Dilutive shares....................................      89     178     196
                                                       ------- ------- -------
   Weighted average common shares outstanding --
    diluted...........................................  34,093  36,705  38,969
                                                       ======= ======= =======
   Net income for basic and diluted earnings per
    share............................................. $43,179 $41,820 $57,183
   Earnings per share -- basic........................ $  1.27 $  1.14 $  1.47
   Earnings per share -- diluted...................... $  1.27 $  1.14 $  1.47

 Stock-Based Compensation

   We use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under the intrinsic value method, compensation expense is recognized only to the extent the market price of the common stock exceeds the exercise price of the stock at the date of grant.

 New Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in years beginning after June 15, 2000. The effect of adopting the Statement is not currently expected to have a material effect on our future financial position or overall trends in results of operations.

2. Merger and Recapitalization

   On December 27, 1999, we entered into a merger agreement with Saturn Acquisition Corporation, a newly formed corporation controlled by Investcorp S.A., a global investment group, and its co-investors. Under this agreement, Saturn Acquisition Corporation will merge with and into Jostens. The merger will be accounted for as a recapitalization by Jostens. Upon completion of the merger, Investcorp and its co-investors, including Jostens' senior management, will own approximately 94 percent of Jostens' common stock. The remaining 6 percent of our post-merger common stock will be retained by some or all of our pre-merger public shareholders.

   As a result of the merger:

  . approximately 98 percent of Jostens' outstanding common stock will be purchased for cash of $25.25 per share;

  . all outstanding options to purchase Jostens' common stock will automatically vest and be cancelled in exchange for a cash payment equal to $25.25 per underlying share, less the applicable exercise price; and

  . we will incur a substantial amount of debt.

                         JOSTENS, INC. AND SUBSIDIARIES

   The merger agreement obligates us to pay a fee of $19.125 million, plus up to $5.0 million in expenses if the agreement is terminated under certain circumstances, including a decision by us to accept a more favorable acquisition proposal.

   Successful completion of the recapitalization depends principally upon shareholder approval and satisfaction of conditions to closing in the merger agreement with Saturn Acquisition Corporation.

   It is currently anticipated that the merger and recapitalization will be completed in the second quarter of 2000.

   In connection with our execution of the merger agreement, our Board of Directors approved the following amendments to the shareholder rights agreement:

  . neither Saturn Acquisition nor its affiliates will be deemed to be an acquiring person;

  . the execution and delivery of the merger agreement will not give rise to a distribution date or a triggering event; and

  . no holder of rights shall be entitled to exercise such rights as a result of the execution and delivery of the merger agreement.

   If the merger is not approved, the rights will expire in August 2008 unless extended or redeemed earlier by us.

3. Special Charge

   In the fourth quarter of 1999, we completed a strategic review of product lines, manufacturing operations, infrastructure projects, and support functions based on performance trends. In addition, we decided to refocus our organization on sales growth versus infrastructure improvement. As a result of this review, we incurred a pre-tax special charge of $20.2 million ($13.3 million after tax or $0.39 per share), which was approved by our Board of Directors.

   Information relating to the special charge follows:

                                                                        Balance
                                                        Initial Used in end of
                                                        accrual  1999    1999
                                                        ------- ------- -------
                                                            (In thousands)
Employee termination benefits.........................  $ 4,910 $    -- $4,910
Abandonment of internal use software under
 development..........................................    6,455   6,245    210
Write-off of impaired goodwill related to retail class
 ring sales channel...................................    4,560   4,560     --
Write-off of goodwill related to exiting the direct
 marketing sales channel to college alumni............    3,086   3,086     --
Other costs related to exiting the direct marketing
 sales channel to college alumni......................    1,183     270    913
                                                        ------- ------- ------
                                                        $20,194 $14,161 $6,033
                                                        ======= ======= ======

   Of the $20.2 million special charge, $4.8 million relates to the School Products segment and $15.4 million relates to the "Other" segment.

   Included in other accrued liabilities on the consolidated balance sheets is the unused portion of the special charge of $6.0 million, which will be used or paid in 2000.

                         JOSTENS, INC. AND SUBSIDIARIES

   Of the total special charge, $4.9 million relates to employee termination benefits for the elimination of about 100 full-time positions, primarily in corporate staff and executive functions and in exiting the direct marketing sales channel to college alumni. Headcount reductions will be completed and termination benefits paid in 2000.

   We reviewed and modified our strategies for the retail class ring product line and, as a result, determined that the carrying value of the related goodwill was impaired based upon anticipated inadequate projected cash flows. Accordingly, an impairment charge of $4.6 million was recorded as part of the special charge for the write-off of all of the goodwill.

   We also reviewed the Jostens Direct business and decided in the fourth quarter of 1999 to close down the business due to 1999 performance and forecasted decline in sales volume. As a result of that decision, the remaining balance of the related goodwill of $3.1 million was written off and other exiting costs of $1.2 million were recorded.

4. Comprehensive Income

   The following amounts were included in accumulated other comprehensive loss as of the end of 1999 and 1998:

                                                               1999     1998
                                                              -------  -------
                                                              (In thousands)
      Minimum pension liability adjustments, net of tax...... $(1,026) $(2,043)
      Foreign currency translation adjustments...............  (4,644)  (5,722)
                                                              -------  -------
        Accumulated other comprehensive loss................. $(5,670) $(7,765)
                                                              =======  =======

5. Inventories

     As of the end of 1999 and 1998, inventories were comprised of:

                                                                 1999    1998
                                                                ------- -------
                                                                (In thousands)
      Raw materials and supplies............................... $17,886 $22,618
      Work-in-process..........................................  29,772  29,735
      Finished goods...........................................  40,181  38,141
                                                                ------- -------
        Total inventories...................................... $87,839 $90,494
                                                                ======= =======

 Precious Metals Consignment Arrangement

   We have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $25.0 million in consigned inventory. In 1999, 1998 and 1997, we expensed consignment fees related to this facility of approximately $0.3 million, $0.1 million and $0.1 million, respectively. Under the terms of the consignment arrangement, we do not own the consigned inventory until it is shipped in the form of a product to a customer. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our financial statements. The value of our consigned inventory as of the end of 1999 and 1998 was $22.1 million and $14.4 million.

                         JOSTENS, INC. AND SUBSIDIARIES

6. Property and Equipment

   As of the end of 1999 and 1998, property and equipment, net consisted of:

                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
      Land................................................... $  3,618 $  4,866
      Buildings..............................................   36,420   36,210
      Machinery and equipment................................  195,673  182,698
      Capitalized software...................................   36,079   32,391
                                                              -------- --------
      Total property and equipment...........................  271,790  256,165
      Less accumulated depreciation and amortization.........  187,150  167,518
                                                              -------- --------
      Property and equipment, net............................ $ 84,640 $ 88,647
                                                              ======== ========

   Capitalized interest was $0.4 million in 1999 and $0.7 million in 1998.

7. Borrowings

 Line of Credit and Commercial Paper

   We have a $180.0 million, five-year bank credit agreement that expires on December 31, 2000. Credit available under the agreement is reduced by commercial paper borrowings outstanding. Commercial paper outstanding is due within 90 days and is included in short-term borrowings in the consolidated balance sheets.

   Annual fees and interest on borrowings are based on our commercial paper rating. Annual fees range from 0.075 to 0.15 percent of the commitment. The weighted average interest rate on commercial paper outstanding as of the end of 1999 and 1998 was 5.9 percent and 5.8 percent. Under the restrictive covenants of the agreement, we must maintain a defined minimum interest coverage ratio and a maximum leverage ratio. As of the end of 1999, $62.4 million was available under the bank credit agreement.

 Demand Facilities

   As of the end of 1999, we had available unsecured demand facilities with three banks totaling $54.5 million. Such credit arrangements are renegotiated periodically based on the anticipated seasonal needs for short-term financing.

8. Income Taxes

   The following summarizes the differences between income taxes computed at the federal statutory rate and income tax expense for financial reporting purposes:

                                                     1999     1998     1997
                                                    -------  -------  -------
                                                        (In thousands)
      Federal statutory income tax rate............      35%      35%      35%
      Federal tax at statutory rate................ $26,130  $29,232  $32,684
      State income taxes, net of federal tax
       benefit.....................................   3,086    4,509    4,223
      Write-off of JLC notes and related deferred
       tax assets..................................      --    7,245       --
      Write-off of goodwill........................   1,080       --       --
      Reduction in deferred tax valuation
       allowance...................................      --     (750)  (2,030)
      Other differences, net.......................   1,184    1,464    1,323
                                                    -------  -------  -------
      Income tax expense........................... $31,480  $41,700  $36,200
                                                    =======  =======  =======

                         JOSTENS, INC. AND SUBSIDIARIES

   The U.S. and foreign components of income before income taxes and the provision for income taxes were as follows:

                                                        1999     1998    1997
                                                       -------  ------- -------
                                                           (In thousands)
      Income before income taxes
      Domestic........................................ $68,044  $77,756 $88,275
      Foreign.........................................   6,615    5,764   5,108
                                                       -------  ------- -------
      Income before income taxes...................... $74,659  $83,520 $93,383
                                                       =======  ======= =======
      Provision for income taxes
      Federal......................................... $25,828  $18,435 $30,227
      State...........................................   5,276    4,439   6,864
      Foreign.........................................   3,047    3,114   2,512
                                                       -------  ------- -------
      Total current taxes.............................  34,151   25,988  39,603
      Deferred........................................  (2,671)  15,712  (3,403)
                                                       -------  ------- -------
      Income tax expense.............................. $31,480  $41,700 $36,200
                                                       =======  ======= =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets as of the end of 1999 and 1998 consisted of:

                                                             1999      1998
                                                           --------  --------
                                                            (In thousands)
      Deferred tax liabilities
      Tax over book depreciation.......................... $ (3,558) $ (4,083)
      Capitalized software development costs..............   (8,712)   (8,076)
      Other, net..........................................   (3,616)   (2,792)
                                                           --------  --------
      Deferred tax liabilities............................  (15,886)  (14,951)
                                                           --------  --------
      Deferred tax assets
      Reserves for accounts receivable and salespersons
       overdrafts.........................................    6,936     7,194
      Reserves for employee benefits......................   10,669     8,698
      Other reserves not recognized for tax purposes......    4,025     4,215
      Foreign tax credit carryforwards....................      838     1,900
      Other, net..........................................    4,483     3,066
                                                           --------  --------
      Deferred tax assets.................................   26,951    25,073
      Valuation allowance.................................     (838)   (1,900)
                                                           --------  --------
      Deferred tax assets.................................   26,113    23,173
                                                           --------  --------
      Net deferred tax asset.............................. $ 10,227  $  8,222
                                                           ========  ========

   The net deferred tax asset as of the end of 1999 consisted of $17.4 million current net deferred tax assets and $7.2 million noncurrent net deferred tax liabilities. The net deferred tax asset as of the end of 1998 consisted of $14.7 million current net deferred tax assets and $6.5 million noncurrent net deferred tax assets.

   We also have foreign tax credit carryforwards of $0.8 million that expire in 2000 through 2002. The foreign tax credits of $0.8 million and $1.9 million as of the end of 1999 and 1998 were fully reserved.

                        JOSTENS, INC. AND SUBSIDIARIES

9. Benefit Plans

 Pension and Postretirement Benefits

   We have noncontributory defined-benefit pension plans that cover nearly all employees. The benefits provided under the plans are based on years of service and/or compensation levels. We also provide health care insurance benefits for nearly all retirees. Generally, the health care plans require contributions from retirees.

   The assumptions used for these plans consisted of:

                               Pension benefits     Retiree health benefits
                               -------------------  -------------------------
                               1999   1998   1997    1999     1998     1997
                               -----  -----  -----  -------  -------  -------
   Discount rate..............  7.75%  7.00%  7.75%    7.75%    7.00%    7.75%
   Expected return on plan
    assets.................... 10.00% 10.00% 10.00%      --       --       --
   Rate of compensation
    increase..................  5.00%  5.00%  5.00%      --       --       --
   Initial health care cost
    trend rate(1).............    --     --     --     7.00%    8.00%    9.00%

--------
(1) Assumed to decrease to 6% in 2001.

   Net periodic benefit (income) or expense for 1999, 1998 and 1997 included the following components:

                                 Pension benefits         Retiree health benefits
                            ----------------------------  -------------------------
                              1999      1998      1997     1999     1998     1997
                            --------  --------  --------  -------  -------  -------
   Service cost............ $  4,419  $  4,044  $  3,988  $    74  $    65  $    61
   Interest cost...........    9,462     8,838     8,346      351      372      377
   Expected return on plan
    assets.................  (14,942)  (13,447)  (11,653)      --       --       --
   Amortization of prior
    year service cost......    1,869     1,716     1,585       (8)      (7)      (7)
   Amortization of
    transition amount......     (885)     (894)     (894)      --       --       --
   Amortization of net
    actuarial gains........     (341)     (929)     (698)     (41)     (95)    (109)
                            --------  --------  --------  -------  -------  -------
   Net periodic benefit
    (income) expense....... $   (418) $   (672) $    674  $   376  $   335  $   322
                            ========  ========  ========  =======  =======  =======

                         JOSTENS, INC. AND SUBSIDIARIES

   The following tables present a reconciliation of the benefit obligation of the plans, plan assets, and funded status of the plans.

                                                             Retiree health
                                        Pension benefits        benefits
                                        ------------------  ------------------
                                          1999      1998      1999      1998
                                        --------  --------  --------  --------
Change in benefit obligation
Benefit obligation beginning of year..  $138,825  $117,670  $  5,238  $  5,047
Service cost..........................     4,419     4,044        74        65
Interest cost.........................     9,462     8,838       351       372
Plan amendments.......................        --     1,575        --        --
Actuarial loss (gain).................   (12,284)   14,004      (894)      643
Benefits paid.........................    (7,919)   (7,306)     (762)     (889)
                                        --------  --------  --------  --------
Benefit obligation end of year........  $132,503  $138,825  $  4,007  $  5,238
                                        ========  ========  ========  ========
Change in plan assets
Fair value of plan assets beginning of
 year.................................  $164,103  $167,246  $     --  $     --
Actual return on plan assets..........    43,651     2,397        --        --
Company contributions.................     1,938     1,766       762       889
Benefits paid.........................    (7,919)   (7,306)     (762)     (889)
                                        --------  --------  --------  --------
Fair value of plan assets end of
 year.................................  $201,773  $164,103  $     --  $     --
                                        ========  ========  ========  ========
Funded status
Funded (unfunded) status end of year..  $ 69,270  $ 25,278  $ (4,007) $ (5,238)
Unrecognized cost:
  Net actuarial gains.................   (64,263)  (23,611)   (1,947)   (1,095)
  Transition amount...................    (3,294)   (4,179)       --        --
  Prior service cost..................     8,416    10,285       (50)      (58)
                                        --------  --------  --------  --------
Prepaid (accrued) benefit cost........  $ 10,129  $  7,773  $ (6,004) $ (6,391)
                                        ========  ========  ========  ========

   Plan assets consist primarily of corporate equity investments as well as corporate and U.S. government debt and real estate.

   The components in the consolidated balance sheets consist of:

                                 Pension benefits    Retiree health benefits
                                 ------------------  ------------------------
                                   1999      1998       1999         1998
                                 --------  --------  -----------  -----------
      Prepaid benefit cost...... $ 25,612  $ 22,918  $        --  $        --
      Accrued benefit
       liability................  (18,185)  (19,808)      (6,004)      (6,391)
      Intangible asset..........    1,005     1,283           --           --
      Accumulated other
       comprehensive income.....    1,697     3,380           --           --
                                 --------  --------  -----------  -----------
      Net amount recognized..... $ 10,129  $  7,773     $ (6,004)    $ (6,391)
                                 ========  ========  ===========  ===========

   Pension plans with obligations in excess of plan assets were as follows:

                                                                 1999    1998
                                                                ------- -------
      Projected benefit obligation............................. $19,159 $21,048
      Accumulated benefit obligation...........................  18,185  19,808
      Fair value of plan assets................................      --      --

                         JOSTENS, INC. AND SUBSIDIARIES

   A one-percent change in the assumed health care cost trend rate would have the following effects:

                                                          1-Percent 1-Percent
                                                          Increase  Decrease
                                                          --------- ---------
                                                            (In thousands)
      Effect on total of service and interest cost
       components for 1999...............................   $ 19      $ 19
      Effect on postretirement benefit obligation at the
       end of 1999.......................................   $218      $212

 Savings Plan

   We have a retirement savings plan (401k plan), which covers nearly all nonunion employees. We provide a matching contribution on amounts, limited to 6 percent of compensation, contributed by employees. Our contribution, in the form of our common stock purchased in the open market, was $2.9 million, $2.6 million and $2.3 million in 1999, 1998 and 1997, respectively and this represents 50 percent of eligible employee contributions.

10. Shareholders' Investment

 Share Repurchases

   In December 1998, the Board of Directors authorized the repurchase of up to $100.0 million shares of our common stock in open market or negotiated transactions. During 1999, we repurchased 1.9 million shares for $39.9 million. This share repurchase program was suspended in the fourth quarter of 1999. A similar $100.0 million repurchase program was authorized in July 1997 and completed in the fourth quarter of 1998. Under this program we repurchased 4.4 million shares, including 3.6 million shares for $80.0 million in 1998.

 Shareholder Rights Plan

   In July 1998, the Board of Directors declared a distribution to shareholders of one preferred share purchase right for each outstanding share of common stock. The dividend was payable August 19, 1998, to shareholders of record at the close of business on that date. Each right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of $90. If a person or group acquires at least 20 percent of our common stock, each right will entitle the holder (other than the acquiring person or group) to purchase, at the right's then-current exercise price, a number of our common shares having a market value of twice the exercise price. In addition, if we are acquired in a merger or other business combination transaction after a person has acquired at least 20 percent of our common stock, each right will entitle the holder to purchase, at the right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice the exercise price. If a person or group acquires at least 20 percent and less than 50 percent of our common stock, the Board of Directors may exchange the rights (other than the rights owned by the acquiring person or group), in whole or in part, for the number of shares of common stock per right as could be purchased at the then-current exercise price. Before a person or group acquires at least 20 percent of our stock, the rights are redeemable for one-tenth of a cent per right at the option of a committee of the board composed exclusively of our independent, non-employee directors. The rights will expire in August 2008 unless extended or redeemed earlier by us.

                         JOSTENS, INC. AND SUBSIDIARIES

11. Stock Plans

 Stock Options

   We may grant stock options to any employee, including officers, under our stock option plans. Options are granted with an exercise price equal to 100 percent of the market price on the dates the options were granted. One plan also provides for increases in the number of shares available for future grants equal to 1 percent of the outstanding common shares on July 1 of each year through 2002. As of the end of 1999, there were 710,320 shares available for future grant under stock option plans. Options are exercisable after five years or less, subject to continuous employment and certain other conditions and expire 10 years after the grant date. We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options and long-term management incentive plans. Accordingly, no compensation cost has been recognized for these plans. The following table summarizes results as if we had recorded compensation expense for our stock option and long-term management incentive plans under SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                         1999    1998    1997
                                                        ------- ------- -------
                                                            (In thousands,
                                                        except per-share data)
   Net income
     As reported....................................... $43,179 $41,820 $57,183
     Pro forma......................................... $42,428 $41,404 $56,800
                                                        ------- ------- -------
   Basic earnings per share
     As reported....................................... $  1.27 $  1.14 $  1.47
     Pro forma......................................... $  1.25 $  1.13 $  1.46
                                                        ------- ------- -------
   Diluted earnings per share
     As reported....................................... $  1.27 $  1.14 $  1.47
     Pro forma......................................... $  1.24 $  1.13 $  1.46
                                                        ------- ------- -------

   These figures reflect only the impact of grants since July 1, 1995, and reflect only part of the possible compensation expense that we would amortize over the vesting period of the grants. In future years, therefore, the effect on net income and earnings per share may differ from those shown above.

   The weighted average fair value of options granted in 1999, 1998 and 1997 was $6.72, $4.67 and $4.44 per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Risk-free rate............................................  6.7%  4.7%  5.4%
   Dividend yield............................................  3.9%  3.8%  3.6%
   Volatility factor of the expected market price of Jostens'
    common stock.............................................   37%   26%   22%
   Expected life of the award................................  5.0   5.2   4.7

                         JOSTENS, INC. AND SUBSIDIARIES

   The following table summarizes stock option activity:

                                                                Weighted-average
                                                        Shares   exercise price
                                                        ------  ----------------
                                                         (Shares in thousands)
   Outstanding at December 28, 1996.................... 2,882        $22.38
   Granted.............................................   496         24.69
   Exercised...........................................  (581)        25.05
   Canceled............................................  (582)        25.14
                                                        -----        ------
   Outstanding at January 3, 1998...................... 2,215         22.31
   Granted.............................................   946         23.47
   Exercised...........................................  (199)        19.34
   Canceled............................................   (62)        24.40
                                                        -----        ------
   Outstanding at January 2, 1999...................... 2,900         22.69
   Granted.............................................   776         22.66
   Exercised...........................................   (53)        18.51
   Canceled............................................  (453)        24.85
                                                        -----        ------
   Outstanding at January 1, 2000...................... 3,170        $22.44
                                                        =====        ======

   The following table summarizes information concerning options outstanding as of the end of 1999:

                                        Options outstanding                      Options exercisable
                          ------------------------------------------------ -------------------------------
                              Number     Weighted-average                      Number
                           outstanding    remaining life  Weighted-average  exercisable   Weighted-average
Range of exercise prices  (in thousands)    (in years)     exercise price  (in thousands)  exercise price
------------------------  -------------- ---------------- ---------------- -------------- ----------------
$16.56-$20.00...........        831            4.9             $18.19            804           $18.19
$20.01-$25.00...........      2,161            8.0              23.43            773            23.93
$25.01-$30.00...........         76            1.5              26.42             76            26.42
$30.01-$34.19...........        102            1.6              33.22            102            33.22
                              -----            ---             ------          -----           ------
                              3,170            6.8             $22.44          1,755           $21.94
                              =====            ===             ======          =====           ======

 Restricted Stock Awards

   We have a stock incentive plan under which eligible employees are awarded restricted shares of our common stock. Awards generally vest from three to five years, subject to continuous employment and certain other conditions. The awards are recorded at market value on the date of the grant as unearned compensation and amortized over the vesting period.

   The following table summarizes information concerning our restricted stock awards:

                                                        1999    1998    1997
                                                       ------- ------- -------
   Number of restricted shares awarded during the
    year..............................................  51,442   5,350  46,050
   Average market price of shares awarded during the
    year.............................................. $ 23.84 $ 23.72 $ 23.51
   Restricted shares outstanding at year end..........  67,492  47,100  53,350
   Annual expense, net (in thousands)................. $   629 $   416 $    36

 Performance Shares

   In 1997, a management incentive plan was approved. Under the plan, certain members of the senior management team would receive the market value of up to 56,400 shares of our common stock upon achieving

                         JOSTENS, INC. AND SUBSIDIARIES
specific financial targets in 1998. Under the plan, 50 percent of the value of the award was paid in cash and 50 percent in unrestricted common stock. We recorded $1.1 million as compensation expense in 1998 as a result of achieving the financial targets contained in the plan. The plan was not renewed in 1999.

12. Business Segments

   We classify our operations into the following business segments:

  . SCHOOL PRODUCTS, which manufactures and markets school-related affinity products primarily for the high school and college markets. School Products is comprised of four product lines: Printing & Publishing, Jewelry, Graduation Products and Photography.

  . RECOGNITION, which manufactures and supplies corporate-based affinity products that help companies and other organizations promote and recognize achievement in people's careers. We concentrate our efforts in service recognition and incentive programs designed to help companies achieve their business objectives through improved employee performance. Products include jewelry and other brand name merchandise from industry leading manufacturers.

  . OTHER, which represents the operating units which do not meet the quantitative threshold for determining reportable segments. The "Other" segment primarily is comprised of corporate expenses, the results of the direct marketing sales channel to college alumni, international sales and expenses and expenses associated with new product development.

   The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the operating income of the segment. Revenues are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates.

                         JOSTENS, INC. AND SUBSIDIARIES

   Financial information by reportable business segment is included in the following summary:

                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (In thousands)
      Net Sales From External Customers
      School Products............................. $675,511  $653,865  $624,528
      Recognition.................................   96,998   103,929   103,651
      Other.......................................    9,929    13,123    14,300
                                                   --------  --------  --------
      Consolidated................................ $782,438  $770,917  $742,479
                                                   ========  ========  ========
      Operating Income
      School Products............................. $141,947  $127,016  $108,803
      Recognition.................................     (361)   10,430     8,916
      Other.......................................  (59,928)  (35,257)  (18,057)
                                                   --------  --------  --------
      Consolidated................................   81,658   102,189    99,662
      Net interest expense........................    6,999     6,660     6,279
      Write-off of JLC notes receivable, net......       --    12,009        --
                                                   --------  --------  --------
      Income Before Income Taxes.................. $ 74,659  $ 83,520  $ 93,383
                                                   ========  ========  ========
      Identifiable Assets
      School Products............................. $247,059  $251,629  $265,638
      Recognition.................................   54,109    43,089    43,080
      Other.......................................  106,548    71,449    82,012
                                                   --------  --------  --------
      Consolidated................................ $407,716  $366,167  $390,730
                                                   ========  ========  ========
      Depreciation and Amortization
      School Products............................. $ 15,560  $ 16,032  $ 15,244
      Recognition.................................    2,649     2,749     3,002
      Other.......................................    7,129     4,390     3,896
                                                   --------  --------  --------
      Consolidated................................ $ 25,338  $ 23,171  $ 22,142
                                                   ========  ========  ========
      Capital Expenditures
      School Products............................. $ 12,509  $ 12,358  $ 14,754
      Recognition.................................    1,074     1,966     2,036
      Other.......................................   14,247    22,612     7,591
                                                   --------  --------  --------
      Consolidated................................ $ 27,830  $ 36,936  $ 24,381
                                                   ========  ========  ========

 Operating Income

   School Products operating income included:

  . $4.8 million of the $20.2 million special charge in 1999;

  . charges of $2.5 million in both 1999 and 1998 and $2.6 million in 1997 for plant closing costs; and

  . LIFO gains from converting owned gold to consigned gold of $2.3 million in 1998 and $5.4 million in 1997.

   Recognition operating income included LIFO gains from converting owned gold to consigned gold of $1.4 million in both 1998 and 1997.

                         JOSTENS, INC. AND SUBSIDIARIES

   Operating loss for the Other segment in 1999 included of $15.4 million of the $20.2 million special charge.

   The following tables present net sales by product and certain geographic information.

                                                      1999     1998     1997
                                                    -------- -------- --------
                                                          (In thousands)
Net Sales by Classes of Similar Products or
 Services
Printing & publishing, primarily yearbooks......... $264,801 $258,452 $243,806
Jewelry, primarily class rings.....................  206,624  194,283  186,816
Graduation products................................  164,713  159,473  153,066
Photography........................................   45,971   47,297   48,245
Recognition, primarily jewelry and brand name
 merchandise.......................................   96,998  103,929  103,651
Other..............................................    3,331    7,483    6,895
                                                    -------- -------- --------
Consolidated....................................... $782,438 $770,917 $742,479
                                                    ======== ======== ========
Net Sales by Geographic Area
United States...................................... $743,450 $732,433 $703,781
Other, primarily Canada............................   38,988   38,484   38,698
                                                    -------- -------- --------
Consolidated....................................... $782,438 $770,917 $742,479
                                                    ======== ======== ========
Net Property and Equipment and Intangibles by
 Geographic Area
United States...................................... $ 98,858 $111,911 $100,999
Other, primarily Canada............................    4,677    4,901    3,888
                                                    -------- -------- --------
Consolidated....................................... $103,535 $116,812 $104,887
                                                    ======== ======== ========

13. Commitments and Contingencies

 Forward Purchase Contracts

   To manage the risk associated with gold price changes, on an annual basis we simultaneously set our pricing to customers and enter into gold forward or option contracts based upon the estimated ounces needed to satisfy customer requirements. We had open forward contracts of $17.9 million to purchase gold as of the end of 1999 that mature at various times in 2000.

 Environmental

   As part of our environmental management program, we are involved in various environmental remediation activities. As sites are identified and assessed in this program, we determine potential environmental liabilities. Factors considered in assessing liability include, but are not limited to: whether we have been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of the end of 1999, we had identified three sites requiring further investigation. However, we have not been designated as a potentially responsible party at any site.

   We have assessed the likelihood that a loss has been incurred at one of these sites as probable, and based on findings included in remediation reports and from discussions with legal counsel, estimated the potential loss as of the end of 1999 to range from $2.8 million to $3.8 million. As of the end of 1999, $3.5 million was accrued and is included in "other accrued liabilities" on the consolidated balance sheets. While we may have a right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with

                         JOSTENS, INC. AND SUBSIDIARIES
respect to a particular site are not considered until recoveries are deemed probable. No assets for potential recoveries were established as of the end of 1999.

 Executive Stock Purchase Program

   In 1998, our Board of Directors approved an Executive Stock Purchase Program ("the Program"). The Program offered certain executives a one-time opportunity to purchase our stock, at current market price, through unsecured, full-recourse loans financed by The First Chicago National Bank and guaranteed by us. The total amounts of such loans outstanding as of the end of 1999 were $7.2 million.

 Litigation

   In January 1999, a federal judge in Texas overturned a jury's $25.3 million verdict against Jostens in an antitrust lawsuit. The judge, acting on Jostens' post-trial motions, set aside the jury's verdict and dismissed all claims against Jostens in the case. Yearbook competitor Taylor Publishing Company, who is also the plaintiff in the case, has appealed the decision and is seeking to have the jury verdict reinstated. Briefs have been filed and oral arguments were held on December 8, 1999. The date for the decision from the Fifth Circuit Court of Appeals has not been determined. No costs were accrued related to the lawsuit because we believe a loss is not "probable and estimable."

   Following the public announcement of the merger, three purported class actions were filed, two on December 30, 1999 and the third on January 14, 2000, in the Fourth Judicial District of the District Court for the State of Minnesota, County of Hennepin ("the Court"). By order of the Honorable Daniel
H. Mabley dated January 21, 2000, the Actions were consolidated, and the Complaint in File No. MC 99-18533 was thereafter designated as the Consolidated Complaint.

   The Consolidated Complaint is purportedly brought on behalf of a class of "all holders of Jostens common stock who are being and will be harmed" by the actions alleged in the Consolidated Complaint. In the Consolidated Complaint, the plaintiffs allege that the individual defendants, by virtue of their positions as officers and directors of Jostens, owe fiduciary duties to the shareholders of Jostens, and that by allegedly failing to take all steps reasonably required to maximize the value shareholders will receive in a sale of Jostens, the defendants have breached such duties. More specifically, the plaintiffs allege that the defendants have taken actions designed to halt any other offers and deter higher offers from other potential acquirers including, among other things:

  . allegedly concealing Jostens' fourth quarter results until after the defendants entered into and disclosed the existence of the merger agreement, thus allegedly capping the price of Jostens' common stock;

  . allegedly agreeing to include in the merger agreement a termination fee provision which would under specified circumstances require Jostens to pay Saturn Acquisition the sum of $24 million, together with Investcorp's expenses, in the event that Jostens receives a superior offer and terminates the merger agreement;

  . allegedly structuring a "preferential deal" pursuant to which some of the defendants would receive "change of control" payments following the consummation of the proposed merger; and

  . allegedly failing to announce any active auction, open bidding, or any other procedures best calculated to maximize shareholder value.

                         JOSTENS, INC. AND SUBSIDIARIES

   The Consolidated Complaint seeks an order of the Court:

  . enjoining the defendants from proceeding with the merger;

  . enjoining the defendants from consummating the merger, or a business combination with a third party, unless and until Jostens adopts and implements a procedure or process, such as an auction, to obtain the highest possible price for Jostens;

  . directing the individual defendants to exercise their fiduciary duties to obtain a transaction which is in the best interests of shareholders until the process for the sale or auction of Jostens is completed and the highest possible price is obtained;

  . awarding compensatory damages against the defendants;

  . awarding the plaintiffs the costs and disbursements of the Consolidated
    Complaint, including reasonable attorneys' and experts' fees; and

  . granting such further relief as the Court may deem just and proper.

   Jostens is a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations and financial position, if any, for the disposition of these matters will not be material.

14. Write-off of JLC Notes Receivable, Net

   In June 1995 we sold our Jostens Learning Corp. ("JLC") curriculum software subsidiary to a group led by Bain Capital, Inc. As partial consideration for the sale, we received two notes which were subsequently discounted and recorded at their estimated fair values. In addition, a transaction gain of $13.2 million was deferred in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." The notes were subsequently recorded at their estimated fair value of $12.9 million, net of deferred gain.

   In January 1999, we received information indicating to us that the carrying value of the notes was permanently impaired. As a result, we wrote-off $12.0 million in 1998 for the carrying value of the notes, net of miscellaneous JLC-related assets and liabilities, plus $3.7 million of net deferred tax assets associated with the initial sale of JLC. We did not record a tax benefit related to the write-off for financial reporting purposes because the tax benefit may not be realized.

                         JOSTENS, INC. AND SUBSIDIARIES

15. Selected Quarterly Financial Data (Unaudited)

                                         1999                                                1998
                   ---------------------------------------------------   ----------------------------------------------------
                     First     Second    Third    Fourth(1)   Year(1)     First       Second    Third     Fourth(2)  Year(2)
                   --------- ---------- --------  ---------   --------   --------    --------  --------   ---------  --------
                                          (In thousands, except per-share and stock data)
 Net sales.......  $ 166,358 $  303,161 $122,643  $190,276    $782,438   $168,277    $298,879  $127,009   $176,752   $770,917
 Gross margin....     97,859    162,417   52,984   119,487     432,747     99,604     156,320    56,539    106,659    419,122
 Net income
  (loss).........      8,043     39,046   (6,914)    3,004      43,179     10,496      37,632    (7,178)       870     41,820
 Earnings (loss)
  per share: (3)
 Basic...........       0.23       1.14    (0.21)     0.09        1.27       0.28        1.02     (0.20)      0.02       1.14
 Diluted.........       0.23       1.14    (0.21)     0.09        1.27       0.28        1.01     (0.20)      0.02       1.14
 Stock price:
 High............     27 1/8    22 5/8     21        24 5/16     27 1/8     24 15/16    26 1/4    25 5/8     26 1/4     26 1/4
 Low.............     21 1/4    20 7/16    19 1/8    17 9/16     17 9/16    22 1/16     22 7/8    19 9/16    19         19
 Dividends
  declared per
  share (4)......       0.22       0.22     0.22      0.22        0.88       0.22        0.22      0.22       0.22       0.88

--------
(1) Net income in 1999 reflects a pre-tax special charge of $20.2 million ($13.3 million after tax or 39 cents per share) incurred in the fourth quarter.
(2) Net income in 1998 reflects an after tax charge of $15.7 million (43 cents per share) in the fourth quarter for the write-off of JLC notes receivable and related net deferred tax assets. Net income in 1998 also reflects a pre-tax gain of $3.7 million ($2.2 million after tax or 6 cents per share) resulting from a reduction in LIFO gold inventories in the fourth quarter.
(3) Amounts may not total to the annual earnings per share because each quarter and the year are calculated separately based on basic and diluted weighted average common shares outstanding during that period.
(4) We have historical declared and paid a quarterly dividend to our common stock shareholders. We do not anticipate paying dividends to any class of our common shareholders following the proposed merger and recapitalization.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   NONE

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

   Executive officers and directors of Jostens as of March 1, 2000 are as follows:

             Name              Age                    Title
             ----              ---                    -----
 Robert C. Buhrmaster........   52 Chairman of the Board, President and Chief
                                   Executive Officer
 William N. Priesmeyer.......   55 Senior Vice President and Chief Financial
                                   Officer
 Carl H. Blowers.............   60 Senior Vice President--Manufacturing
 Michael L. Bailey...........   44 Senior Vice President--School Solutions
 Gregory S. Lea..............   47 Vice President--Business Ventures
 William J. George...........   51 Vice President, General Counsel and
                                   Corporate Secretary
 Lee U. McGrath..............   43 Vice President and Treasurer
 Patricia R. Schiavone.......   48 Vice President and General Manager--
                                   Recognition
 Lilyan H. Affinito..........   68 Director
 Jack W. Eugster.............   54 Director
 Mannie L. Jackson...........   60 Director
 Brenda J. Lauderback........   49 Director
 Kendrick B. Melrose.........   59 Director
 Richard A. Zona.............   55 Director

   Robert C. Buhrmaster joined Jostens in December 1992 as Executive Vice President and Chief Staff Officer. He was named President and Chief Operating Officer in June 1993; was named Chief Executive Officer in March 1994; and was named Chairman in February 1998. Prior to joining Jostens, Mr. Buhrmaster worked for Corning, Inc. for 18 years, most recently as Senior Vice President. He is also a director of The Toro Company.

   William N. Priesmeyer joined Jostens in August 1997 in his current position. From April to August 1997, Mr. Priesmeyer was Senior Vice President and CFO of MVE Holdings. From 1994 to 1997, he was Senior Vice President and CFO for Waldorf Corp.; and from 1993 to 1994 was Vice President and CFO for DataCard Corp.

   Carl H. Blowers joined Jostens in May 1996 as an independent consultant serving as Division Vice President--Manufacturing & Engineering and was hired as an employee in 1997. He was appointed to his current position in February 1998. Prior to joining Jostens, Mr. Blowers worked for Corning, Inc. for 27 years, most recently as Vice President and General Manager of Corning's Advanced Materials and Process Technologies Division.

   Michael L. Bailey joined Jostens in 1978. He has held a variety of leadership positions including director of marketing, planning manager for manpower and sales, national product sales director, division manager for Printing & Publishing, printing operations manager and Vice President--Jostens School Solutions. He was appointed to his current position in February 2000.

   Gregory S. Lea joined Jostens in November 1993 as Vice President--Total Quality Management. From June 1995 to January 2000 he was Vice President and General Manager--College and Universities. He was named to his current position in February 2000. Prior to joining Jostens, Mr. Lea spent 19 years with International Business Machines Corp. in various financial, operations and quality positions.

   William J. George joined Jostens in February 1999 in his current position. From 1995 to 1999, Mr. George was Vice President, General Counsel and Secretary of Simplex Time Recorder Co. From 1978 to 1995, he worked for Honeywell, Inc., most recently as Vice President and Associate General Counsel.

   Lee U. McGrath joined Jostens in May 1995 in his current position. For the six years prior to joining Jostens, he was the assistant treasurer for H.B. Fuller Company.

   Patricia R. Schiavone joined Jostens in January 1998 as Vice President-- Sales. She was named to her current position in January 1999. Prior to joining Jostens, Ms. Schiavone held the position of Senior Consultant for Wm. M. Mercer Inc, of Marsh and McLennan's consulting group, where she worked from 1994 to 1998. Prior to that, Ms. Schiavone was Vice President of Marketing and Business Development for Ogden Corp. and worked for Pan American Airways as the General Manager of the U.S. Division.

   Lilyan H. Affinito has been a director of Jostens since 1987. Until 1991 she served as Vice Chairperson of the Board of Maxxam Group, Inc., a forest products and real estate management and development company. She previously served as President and Chief Operations Officer of Maxxam Group. She is also a director of Kmart Corporation; Caterpillar, Inc.; and KeySpan Energy Corporation.

   Jack W. Eugster has been a director of Jostens since 1995. Mr. Eugster is Chairman, President and Chief Executive Officer of Musicland Stores Corp, a specialty retailer of home entertainment products. He has been with Musicland Stores Corp. since June 1980. He is also a director of Donaldson Company, Inc.; MidAmerican Energy Holdings Company; and ShopKo Stores, Inc.

   Mannie L. Jackson has been a director of Jostens since 1994. Mr. Jackson is majority owner and Chairman of Harlem Globetrotters International, Inc., a sports and entertainment company. Until December 1994, he was Senior Vice President--Corporate Marketing and Administration of Honeywell Inc., a manufacturer of control systems. He was with Honeywell since 1968, serving in a variety of executive capacities. He is also a director of Ashland Inc.; The Stanley Works; and Reebok International Ltd.

   Brenda J. Lauderback has been a director of Jostens since 1999. Ms. Lauderback was the Group President--Wholesale and Retail of Nine West Group, Inc., a company that designs, develops and markets quality, fashionable footwear and accessories, from 1995 until March 1998. From 1993 through 1995, Ms. Lauderback was President--Wholesale Division of U.S. Shoe Corporation. She is also a director of Irwin Financial Corporation; Consolidated Stores Corp.; and Louisiana Pacific Corporation.

   Kendrick B. Melrose has been a director of Jostens since 1996. Mr. Melrose is Chairman and Chief Executive Officer of The Toro Company, a manufacturer of outdoor beautification equipment. He has been with The Toro Company since 1970. He is also a director of The Valspar Corporation; Donaldson Company, Inc.; and SurModics, Inc.

   Richard A. Zona has been a director of Jostens since 1996. Mr. Zona is Vice Chairman of U.S. Bancorp, a regional bank holding company. He has been with U.S. Bancorp since September 1989.

ITEM 11. EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE REGARDING EXECUTIVE COMPENSATION

To Jostens Shareholders:

   The Compensation Committee of our Board of Directors has the responsibility to establish and carry out the executive compensation philosophy and programs of Jostens and to report to you the compensation decisions and actions taken during the past fiscal year. Our committee consists of three outside independent board members. We have independent access to and use of outside executive compensation consultants on matters of plan design, administration and competitiveness. This report discusses the committee's work in establishing executive compensation for the Chief Executive Officer and the other executive officers of Jostens.

 Philosophy

   The Board of Directors has established a compensation philosophy and programs that support and reinforce growth in shareholder value. We recognize and reward our employees for individual, team and overall company performance. We provide a competitive total compensation opportunity that delivers premium rewards for superior performance and below-competitive rewards for performance that fails to meet our standards. Beyond structuring base salary and benefits to be competitive to attract and retain well-qualified executives, our philosophy is to strongly tie compensation to company performance by placing a significant part of the executive officers' compensation at risk.

   The committee believes that:

  . The interests of executives and shareholders should be linked through the risks and rewards of Jostens stock ownership;

  . Executives should purchase and hold Jostens stock;

  . A substantial portion of executive compensation should be at risk of not being paid if Jostens' performance does not meet objectives;

  . All executives should have a portion of compensation tied to overall corporate performance;

  . Executives responsible for specific business units also should have a substantial portion of compensation tied to that business unit's performance;

  . In addition to rewards for annual results, a significant portion of executive compensation should be long-term, to focus management on achieving sustained long-term results; and

  . Special benefits and perquisites for executives should be minimized.

 Elements of the Executive Compensation Program

   We directly link key executive officer compensation to Jostens' stock performance and achievement of other long- and short-term performance goals and objectives. Approximately 60 percent of an executive officer's targeted total compensation is "at risk." If Jostens' performance targets are not achieved, bonus and incentive awards are significantly reduced or not paid at all. If performance targets are met or surpassed, shareholder value should increase and executive officer performance-based compensation increases commensurate with Jostens' performance.

   The key elements of Jostens' executive compensation are: base salary, an annual bonus and long-term incentives in the form of stock options. While we establish the elements and targets for compensation, individual and corporate performance drive the actual compensation paid.

   In determining each component of compensation, we consider an executive's total compensation package. We target total compensation for executive officers at levels that reflect total compensation offered by companies of similar size in general industry (represented by organizations with revenues of $500 million to $1 billion in the Towers Perrin Executive Compensation Database). The comparison companies we use to determine appropriate executive compensation levels are not the same companies included in the Performance Graph in this Form 10-K, because the peer group index includes companies with revenues greater than Jostens and companies in a different grouping of industries.

   We establish base salaries of executive officers that are competitive with the market median for similar positions in other companies of similar size in general industry. Each executive's base salary is initially determined according to competitive pay practices, consideration of internal equity, level of responsibility, prior experience and breadth of knowledge. Generally, salaries are reviewed annually. Increases to executive officer base salary depend primarily on individual performance and the executive officer's contribution and future growth potential, as well as company performance and competitive market rates.

   We establish annual bonus targets as a percentage of base salary. Bonus awards are designed to reward executives and other key managers for achieving financial performance goals of Jostens and/or operating unit as well as completing key business initiatives. If performance goals are exceeded, award amounts increase, but if goals are not met, awards are reduced or not paid at all. Annual bonus awards are paid to operating officers for achieving total corporate and individual operating unit financial performance and key business initiatives. Annual bonus awards for staff officers are tied to achieving total corporate financial performance and key strategic initiatives. Executive officers (excluding the chief executive officer) also participate in a company-wide Performance Pays bonus program that was introduced in 1997 for all of Jostens' non-union employees and is based on achieving net income performance goals established by this committee.

   Long-term incentive compensation for executive officers consists primarily of annual stock option grants approved by the committee. In February 1999, the committee approved an annual grant of stock options. These options were granted at fair market value on date of grant with vesting over three years or earlier under certain change of control provisions. The granting of stock options was suspended in 2000 pending the merger of Jostens by Investcorp, a global investment group, and certain other international co-investors.

   Mr. Buhrmaster's 1999 performance was reviewed by the independent directors as provided for in the CEO Evaluation Process adopted by the Board of Directors in 1995. Jostens' overall financial performance was slightly below plan as we completed several infrastructure improvements and positioned ourselves to focus on schoolhouse business going forward.

   Mr. Buhrmaster's compensation reflects the board's assessment of both Jostens' 1999 results and his overall performance. The board granted Mr. Buhrmaster a salary increase in 1999 of 8 percent to bring him to a base salary of $540,000. Based on Mr. Buhrmaster's partial achievement of fiscal year 1999 performance goals, the board approved a 1999 bonus for him of $273,266. This bonus is 51 percent of Mr. Buhrmaster's 1999 base salary of $540,000. Mr. Buhrmaster's bonus target for 1999 was 60 percent of base salary.

   In February 1999, Mr. Buhrmaster received an annual grant of 100,000 stock options. The options were granted at fair market value on the date of grant and vest over three years or earlier under certain change of control provisions. Additionally, Mr. Buhrmaster was awarded restricted stock under Jostens' Executive Stock Purchase Program in the amount of 10,135 shares, which vest five years from the date of grant.

 IRS Limitations

   Under Section 162(m) of the Internal Revenue Code of 1986, as amended, no tax deduction by a publicly-held corporation is allowed for compensation to a named executive officer that exceeds $1 million in a taxable year. Annual compensation for purposes of this deduction limitation does not include any compensation that is considered performance based under Section 162(m). Our policy is to ensure that compensation earned under our executive compensation program will either qualify for the exclusion from deduction limitation under
Section 162(m) or be deferred until they become tax deductible by Jostens.

 Summary

   The committee believes Jostens' executive compensation policies and programs effectively serve the interests of the shareholders. The quality and motivation of the Jostens' executive leadership team are two of the most crucial factors impacting our long-term success. We believe that recognizing and rewarding individual, team and corporate achievement related to Jostens' performance is very important in reinforcing our beliefs and in advancing the long-term interests of you, the shareholder. We also believe that the executive compensation actions we have taken are consistent with our philosophy for the executive compensation program.

                                          Respectfully submitted,

                                          Members of the Compensation
                                           Committee:

                                          Jack W. Eugster, Chair
                                          Mannie L. Jackson
                                          Brenda J. Lauderback

EXECUTIVE COMPENSATION

   The following table sets forth the cash and non-cash compensation for 1999, 1998 and 1997 awarded to or earned by the Chief Executive Officer, the four other most highly compensated executive officers, and one former executive officer of Jostens.

                           Summary Compensation Table

                                                           Long-
                               Annual compensation   term compensation
                               -----------------------------------------
                                                              Securities
                                                   Restricted underlying
   Name and principal                                stock     options      All other
        position          Year  Salary   Bonus(1)  awards(2)     (#)     compensation(3)
   ------------------     ---- --------- -------------------- ---------- ---------------
Robert C. Buhrmaster....  1999 $ 536,154 $ 273,266  $243,873   100,000      $     --
Chairman of the Board,
 President                1998   500,000   324,000        --    75,000       286,344
and Chief Executive
 Officer                  1997   467,307   167,227        --    60,000            --

David J. Larkin.........  1999 $ 348,650 $ 153,516  $143,028    55,000      $684,011
Executive Vice President
 and                      1998   304,927   138,933    10,639   100,000       225,785
Chief Operating
 Officer(4)               1997        --        --        --        --            --

Carl H. Blowers.........  1999 $ 296,471 $ 124,524  $115,909    25,000      $     --
Senior Vice President     1998   290,097   118,288        --    70,000       100,221
Manufacturing(5)          1997   249,231    66,746        --    21,000            --

William N. Priesmeyer...  1999 $ 262,490 $ 153,536  $120,144    50,000      $     --
Senior Vice President
 and                      1998   229,154    70,513    15,491    85,000       162,186
Chief Financial
 Officer(6)               1997    77,692    23,663        --    21,000            --

Thomas W. Jans..........  1999 $ 201,891 $  63,717  $ 60,974    20,000      $289,886
Vice President --
 Consumer                 1998   195,261    25,000        --    31,500        71,586
Marketing and Channel
 Development(7)           1997   197,308        --    35,719    30,000            --

John J. Mann............  1999 $ 139,983 $      --  $     --    25,000      $336,846
Vice President and
 General                  1998   209,231    72,463        --    41,500        71,586
Manager -- Scholastic(8)  1997   207,692    66,485    35,719    30,000            --

--------

(1) Bonuses for 1999, 1998 and 1997 were paid in February of the following year. Amounts in 1999 include payments under the Performance Pays bonus program as follows: Mr. Buhrmaster: not eligible; Mr. Larkin, $12,900; Mr. Blowers, $10,969; Mr. Priesmeyer, $9,712; Mr. Jans, $7,470; and Mr. Mann, not eligible. Amounts in 1998 include payments under the Performance Pays bonus program as follows: Mr. Buhrmaster: not eligible; Mr. Larkin, $11,343; Mr. Blowers, $10,792; Mr. Priesmeyer, $8,525; Mr. Jans, $2,207;
    and Mr. Mann, $7,783. Amounts in 1997 include payments under the Performance Pays bonus program as follows: Mr. Buhrmaster, $5,227; Mr. Blowers, $2,788; Mr. Priesmeyer, $1,163; Mr. Jans $570; and Mr. Mann, $2,323. The Performance Pays bonus program was introduced in 1997 for all of Jostens' non-union employees and is based on Jostens' net income performance.
(2) Amounts in 1999 include awards of restricted stock under the Executive Stock Purchase Program. The total number and value of restricted stock holdings as of the end of 1999 was calculated by multiplying the average of the high and low trading prices of our common stock on the last trading day of 1999 ($24.2188) by the number of restricted shares held for the named officers as follows: Mr. Burhmaster, 10,135 shares valued at $245,458; Mr. Larkin, 6,411 shares valued at $155,267; Mr. Blowers, 4,817 shares valued at $116,662; Mr. Priesmeyer, 5,673 shares valued at $137,393; and Mr. Jans, 4,034 shares valued at $97,699. Amounts in 1998 were for restricted stock awarded to Mr. Larkin and Mr. Priesmeyer as part of their bonus and vest three years from the date of grant. Amounts in 1997 were for restricted stock awarded to Mr. Jans and Mr. Mann upon their appointment as officers in May 1997 and upon Mr. Mann's date of hire in April 1996.

(3) The 1999 amounts for Mr. Larkin and Mr. Jans are accruals related to the termination of their employment as part of the restructuring plan announced in the fourth quarter of 1999. The accrual amounts were estimated based on terms set forth in the Executive Severance Pay Plan. The actual termination benefits Mr. Larkin and Mr. Jans will receive are still under negotiation and actual amounts paid could differ from the amounts accrued. The 1999 amount for Mr. Mann is for salary continuation and other benefits paid or to be paid by Jostens under his separation agreement. Amounts in 1998 include conversion of performance shares granted in 1997 for 1998 company performance. Performance shares were earned at 110 percent of targets. One-half of the amounts were paid in cash and the other-half was paid in our common stock based on the average of the high and low trading prices of our common stock on the last trading day of 1998 ($26.0313). The 1998 amounts listed for Mr. Larkin and Mr. Priesmeyer also include the portion of their 1998 bonus they elected to have paid in our common stock, $42,525 and $61,965, respectively.
(4) Mr. Larkin joined Jostens in February 1998. His employment with Jostens will be terminated as part of the restructuring plan announced in the fourth quarter of 1999.
(5) Mr. Blowers joined Jostens in May 1996 as an independent consultant and became an employee of Jostens in 1997. He was appointed to his current position in February 1998.
(6) Mr. Priesmeyer joined Jostens in August 1997.
(7) Mr. Jans' employment with Jostens will be terminated as part of the restructuring plan announced in the fourth quarter of 1999.
(8) Mr. Mann resigned from Jostens in August 1999 as his position was eliminated. Mr. Mann and Jostens reached a mutually acceptable separation agreement in which his compensation and certain benefits will continue through August 2000. The separation agreement is filed as an exhibit of this Form 10-K.

 Stock Options

   The following table sets forth information concerning stock options granted in 1999, including the potential realizable value of each grant assuming that the market value of our common stock appreciates from the date of grant to the expiration of the option at annualized rates of (a) 5% and (b) 10%, in each case compounded annually over the term of the option. These assumed rates of appreciation have been specified by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict future prices of our common stock, which will depend upon various factors, including market conditions and our future performance and prospects.

                             Option Grants in 1999

                                     Individual Grants
                         ------------------------------------------
                         Number of                                  Potential realizable value
                         securities % of total                        at assumed annual rates
                         underlying  options                        of stock price appreciation
                          options   granted to Exercise  Expiration       for option term
                          granted   employees    price    date(1)   ---------------------------
          Name              (#)      in 1999   ($/share)    (2)          5%            10%
          ----           ---------- ---------- --------- ---------- ------------- -------------
Robert C. Buhrmaster....  100,000     13.23%   $22.7813    2/4/09   $   1,432,703 $   3,630,753
David J. Larkin.........   55,000      7.28%   $22.7813    2/4/09         787,987     1,996,914
Carl H. Blowers.........   25,000      3.31%   $22.7813    2/4/09         358,176       907,688
William N. Priesmeyer...   50,000      6.61%   $22.7813    2/4/09         716,352     1,815,376
Thomas W. Jans..........   20,000      2.65%   $22.7813    2/4/09         286,541       726,151
John J. Mann............   25,500      3.31%   $22.7813    2/4/09         358,176       907,688

--------

(1) Options not yet exercisable generally become exercisable upon a change in control as defined in our Executive Change in Control Severance Pay Plan. The exercise price may be paid in cash, in shares of Jostens' common stock subject to certain conditions or pursuant to a cash-less exercise procedure. The proposed merger and recapitalization will constitute a change in control as a result of which all outstanding options will vest and will be cancelled in exchange for a cash payment equal to the difference between $25.25 per underlying share, less applicable exercise price.
(2) Options become exercisable in equal installments on February 4 of 2000, 2001 and 2002 so long as employment with Jostens or any of its subsidiaries continues.

   The following table sets forth information concerning the aggregate number of options held and the value of unexercised "in-the-money" options held as of the end of 1999 (the difference between the aggregate exercise price of all such options held and the market value of the shares covered by such options as of the end of 1999). No options by the named officers were exercised in 1999.

                          Year End 1999 Option Values

                               Number of unexercised   Value of unexercised In-
                               securities underlying   the-money options at year
                             options at year end 1999         end 1999(1)
                             ------------------------- -------------------------
            Name             Exercisable Unexercisable Exercisable Unexercisable
            ----             ----------- ------------- ----------- -------------
Robert C. Buhrmaster........   466,000      170,000    $2,291,223    $181,250
David J. Larkin.............    33,333      121,667        25,000     129,063
Carl H. Blowers.............    55,333       78,667        96,813      70,938
William N. Priesmeyer.......    42,333      113,667        21,250     114,375
Thomas W. Jans..............    61,420       46,000        48,800      44,500
John J. Mann(2).............    46,333           --        33,110          --

--------
(1) Based on the average of the high and low trading prices of our common stock on the last trading day of 1999 ($24.2188).
(2) Mr. Mann's vested options expire in August 2000 as part of his separation agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Mr. Eugster, Mr. Jackson and Ms. Lauderback served as members of the Compensation Committee during fiscal year 1999. Neither Mr. Eugster, Mr. Jackson nor Ms. Lauderback was an officer or employee of Jostens or any of its subsidiaries during 1999.

TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

 Termination of Employment

   In August of 1999, we entered into a separation agreement with Mr. Mann. The terms of the agreement provide Mr. Mann will receive salary and perquisites through August 2000, a management bonus of $36,846 for the first half of 1999, and an additional performance bonus of $50,000. In addition, Mr. Mann will receive an amount covering the difference of any COBRA premiums paid and the premiums paid for coverage by similarly situated active employees. Under the agreement, Mr. Mann will have a period of twelve months following his termination date to exercise any stock options which have vested and not expired. In addition, under the agreement, all of Mr. Mann's restricted stock awards immediately vest as of his termination date.

 Executive Change in Control Severance Pay Plan

   In 1999, we implemented the Jostens' Executive Change in Control Severance Pay Plan (the "Plan"). The primary purpose of the Plan is to provide severance benefits for our Chief Executive Officer and other members of management or highly compensated employees that are selected by our Chief Executive Officer, whose employment is terminated during the 24 month period following a change in control (as defined in the Plan).

Plan participants are eligible to receive severance benefits if their employment is terminated either voluntarily with "good reason" (as defined in the Plan) or involuntarily for any reason other than death or for "cause" (as defined in the Plan). The amount of severance benefits received by a particular employee is based upon the employee's position in Jostens and the employee's base salary plus the higher of the target of the current year's annual incentive or the three year average of actual payments of annual incentives. The range of severance benefits is from 15 months to 36 months and would be paid in a lump sum upon termination. Plan participants are also eligible to receive an additional cash payment from us to the extent the total payments received from this Plan or any other benefit plan is treated as an "excess parachute payment" within the meaning of Section 280(G) of the Internal Revenue Code of 1986, as amended.

EXECUTIVE STOCK PURCHASE PROGRAM

   In 1998, our Board of Directors approved an Executive Stock Purchase Program ("the Program") sponsored by Jostens. The Program offered certain executives a one-time opportunity to purchase Jostens' common stock, at current market price, through unsecured, full-recourse loans financed by The First Chicago National Bank and guaranteed by Jostens. The dollar value of shares that participants were authorized to purchase under the Program was one to three times their base salary, depending upon the executive's position within Jostens. A minimum purchase of 50 percent of the authorized value was required in order to participate. Our Board of Directors also authorized a grant of restricted shares of common stock equal to 15 percent of the number of shares that each participant purchased in the Program. The restricted stock awards under this Program vest five years from the date of grant. Dividends from the stock purchased under this Program and the restricted stock may be applied to the quarterly interest payments due on the loans. The remainder of the interest will be capitalized and due at the end of the five-year loan period. Five of the named executive officers in the Summary Compensation Table elected to participate in this Program. Shares purchased under this Program and the restricted stock grants are included in the Shares Held by Directors and Officers. The principal amounts of loans to the named executive officers and guaranteed by Jostens are: Mr. Buhrmaster: $1,620,000; Mr. Larkin: $950,000; Mr. Blowers: $770,000; Mr. Priesmeyer: $798,000; and Mr. Jans: $405,000. The number of shares purchased and related restricted stock granted for each of the named executive officers are: Mr. Buhrmaster: 67,569 and 10,135; Mr. Larkin:
39,624 and 5,944; Mr. Blowers: 32,116 and 4,817; Mr. Priesmeyer: 33,284 and
4,993 and Mr. Jans: 16,892 and 2,534.

JOSTENS RETIREMENT PLANS

   We maintain a non-contributory pension plan, Pension Plan D (Plan D), that provides benefits for substantially all salaried employees. Retirement income benefits are based upon a participant's highest average annual cash compensation (base salary plus annual bonus, if any) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security-covered compensation table in effect at termination.

   We also maintain an unfunded supplemental retirement plan that gives additional credit under Plan D for years of service as a Jostens' sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991. In addition, benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code of 1986, as amended. The benefits up to IRS limits are paid from Plan D and benefits in excess, to the extent they could have been earned in Plan D, are paid from the unfunded supplemental plan.

   The executive officers participate in pension plans maintained by us for certain employees. The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans. The table does not take into account transition rule provisions of the plan for employees who were participants on June 30, 1988.

                            Years of service at retirement(1)
                 --------------------------------------------------------------------
  Average
   final
compensation        15             20             25             30             35
------------     --------       --------       --------       --------       --------
  $  150,000     $ 27,300       $ 36,400       $ 45,500       $ 54,600       $ 63,700
     200,000       38,600         51,400         64,300         77,100         90,000
     300,000       61,100         81,400        101,800        122,100        142,500
     400,000       83,600        111,400        139,300        167,100        195,000
     500,000      106,100        141,400        176,800        212,100        247,500
     600,000      128,600        171,400        214,300        257,100        300,000
     700,000      151,100        201,400        251,800        302,100        352,500
     800,000      173,600        231,400        289,300        347,100        405,000
     900,000      196,100        261,400        326,800        392,100        457,500
   1,000,000      218,600        291,400        364,300        437,100        510,000
   1,050,000      229,800        306,400        383,000        459,600        536,200

--------
(1) The following individuals named in the Summary Compensation Table have the respective number of years of service under Plan D: Mr. Buhrmaster, 7.1 years; Mr. Larkin, 1.9 years; Mr. Blowers, 3.6 years; Mr. Priesmeyer, 2.3 years; Mr. Jans, 4.4 years; and Mr. Mann, 3.4 years.

   We also maintain a non-contributory supplemental pension plan for corporate vice presidents. Under the plan, vice presidents who retire after age 55 with at least seven full calendar years of service as a corporate vice president are eligible for a benefit equal to 1 percent of final base salary for each full calendar year of service, up to a maximum of 30 percent. Only service after age 30 is recognized in the plan. The calculation of benefits is frozen at the levels reached at age 60. If they continue in their current positions at their current levels of compensation and retire at age 60, the estimated total annual pension amounts from this plan for Messrs. Buhrmaster and Priesmeyer would be $75,600 and $21,280, respectively. Messrs. Larkin and Blowers waived their eligibility in this plan. Messrs. Mann and Jans were not vested in this plan at the time of their separation from Jostens in 1999.

DIRECTORS FEES

   An annual retainer of $22,000 is paid to those members of the Board of Directors who are not present or past employees of Jostens. In addition, non-employee directors receive $1,000 for each board or committee meeting attended and $500 for each telephone meeting. The chair of each board committee is entitled to an additional $2,000 per year. Pursuant to Jostens' 1992 Stock Incentive Plan, each non-employee director automatically is granted, as of the date of each annual meeting of shareholders, a non-qualified option to purchase 4,000 shares of Jostens' common stock at the then-current market value and restricted stock units equal to 50 percent of the value of the then-annual base retainer. Such share units are paid to the director in Jostens' common stock.

   Under the Jostens' Deferred Compensation Plan, a non-employee director may elect to receive his or her fees in the form of either cash or Jostens' common stock or to defer such fees in an interest-bearing account and/or a share equivalent account. The interest-bearing account accrues interest at a rate equivalent to the seven-year U.S. Treasury Note rate plus one percentage point. Deferred compensation in the share equivalent account is treated as though it were invested in Jostens' common stock, with each account credited for dividend equivalents and adjusted to reflect share ownership changes resulting from events such as a stock split or recapitalization. Participants have no voting rights with respect to the share equivalent account until shares are distributed. Upon termination of service as a director, a participant may elect to receive the balance in his or her account (in the form of cash or shares, as the case may be) either in a lump sum or in installments. Upon a change in control of Jostens, participants will receive the balance in their accounts in a lump sum.

PERFORMANCE GRAPH

   The following graph and table compare the cumulative total shareholder return of our common stock from December 31, 1994 through December 31, 1999 with the S&P 500 Index and a peer group index comprised of 15 companies in three S&P consumer product indexes. The comparisons reflected in the graph and table are not intended to forecast the future value of our common stock and may not be indicative of future performance. The graph and table assume an investment of $100 in our common stock and each index on December 31, 1994 and the reinvestment of all dividends.



                              [GRAPH APPEARS HERE]

                                                Cumulative Total Return
                                       -----------------------------------------
                                       Dec-94 Dec-95 Dec-96 Dec-97 Dec-98 Dec-99
                                       ------ ------ ------ ------ ------ ------
Jostens, Inc.......................... 100.00 134.81 122.31 138.68 163.43 158.22
Peer Group(1)......................... 100.00 105.59 117.11 143.20 146.12 112.70
S&P 500............................... 100.00 137.58 169.17 225.61 290.09 351.13

--------
(1) The peer group index comprises the following 15 companies that are included in three S&P consumer product indexes: Jostens, Inc.; American Greetings Corporation; A.T. Cross Co.; Action Performance Company, Inc.; Blyth Industries, Inc.; Cyrk, Inc.; Department 56, Inc.; Enesco Group, Inc.; Fossil, Inc.; Franklin Covey Co.; Gibson Greetings, Inc.; Jan Bell Marketing, Inc.; Lancaster Colony Corporation; Russ Berrie and Company, Inc.; and Swiss Army Brands, Inc. Total return calculations were weighted according to the respective company's market capitalization.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   We prepare Section 16(a) forms on behalf of our officers and directors based on the information provided by them. Based solely on review of this information, including written representations from our officers and directors that no other reports were required, we believe that, during 1999, all Section 16(a) filing requirements applicable to our officers and directors were complied with except for one late Form 4 report filing. In 1999, as a result of an administrative oversight, Isaac Yates, a section 16(a) officer of Jostens, had one late Form 4 report filing related to a single open market sale transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth the beneficial ownership of our common stock as of March 1, 2000 by each of our directors, by each executive officer listed in the Summary Compensation Table in ITEM 11, by all directors and executive officers as a group and by each of our shareholders beneficially owning in excess of five percent of our outstanding shares.

                                                             Options
                                   Restricted   Deferred   exercisable Common stock Percentage of
  Name of beneficial      Common     stock    compensation  within 60  beneficially     shares
         owner           stock(1)  awards(2)      (3)       days (4)      owned     outstanding(5)
  ------------------     --------- ---------- ------------ ----------- ------------ --------------
Lilyan H. Affinito.....      1,800       --      13,663        10,449      25,912
Carl H. Blowers........     37,041    4,817          --        86,999     128,857
Robert C. Buhrmaster...    111,798   10,135          --       524,333     646,266        1.91%
Jack W. Eugster........      1,000       --       8,396         5,449      14,845
Mannie L. Jackson......         --       --      11,311         6,449      17,760
Thomas W. Jans.........     27,022    2,534          --        78,586     108,142
David J. Larkin........     49,216    6,411          --        84,999     140,626
Brenda J. Lauderback...         --       --         524         1,333       1,857
John J. Mann(6)........      4,934       --          --        46,333      51,267
Kendrick B. Melrose....      2,000       --       6,575         4,449      13,024
William N. Priesmeyer..     41,498    5,673          --        87,332     134,503
Richard A. Zona........      6,683       --       1,582         4,449      12,714

All directors and
 executives officers as
 a group (20 members)..    379,970   43,579      44,415     1,234,845   1,702,809        4.93%

Barclays Global
 Investors, N.A.(7)....  2,036,782                                      2,036,782        6.10%
  45 Fremont Street
  San Francisco, CA
   94105

Capital Group
 International,
 Inc.(8)...............  4,004,910                                      4,004,910       12.00%
  11100 Santa Monica
   Blvd.
  Los Angeles, CA 90025

ESL Partners, L.P.(9)..  3,169,700                                      3,169,700        9.50%
  One Lafayette Place
  Greenwich, CT 06830

--------
(1) Unless otherwise noted, each person and group identified possesses sole voting and investment power with respect to the shares shown opposite such person's or group's name. Shares not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such individual or group. Unless otherwise noted, each person and group has an address of Jostens, Inc., 5501 Norman Center Drive, Minneapolis, Minnesota 55437.
(2) Restricted shares issued pursuant to incentive plans in which the beneficial owner has sole voting power but no investment power.
(3) Represents shares issued pursuant to our Deferred Compensation Plan.

(4) Represents options exercisable within 60 days from March 1, 2000.
(5) Less than 1 percent unless otherwise indicated.
(6) Mr. Mann's vested options expire in August 2000 as part of his separation agreement.
(7) According to a Schedule 13G filed with the SEC on February 14, 2000, this entity had the sole power to dispose or to direct the disposition of 2,036,782 of the shares set forth opposite its name as of December 31, 1999. Barclays Global Investors, LTD, a bank as defined in Section 3(a)(6) of the Exchange Act, is deemed to be the beneficial owner of the securities reported as a result of holding trust accounts for the economic benefit of the beneficiaries of those accounts. The securities reported include 1,963,827 shares for Barclays Global Investors, N.A., 40,655 shares for Barclays Global Fund Advisors , 3,000 shares for Barclays Fund Limited, and 29,300 shares for Barclays Global Investors, LTD, all of which are deemed to be beneficial owners as a result of its serving as the investment manager of various accounts. Barclays Global Investors LTD, Barclays Global Investors, N.A., Barclays Global Fund Advisors and Barclays Funds Limited are affiliated entities.
(8) According to a Schedule 13G filed with the SEC on February 11, 2000, this entity had sole dispositive power over all of the shares set forth opposite its name as of December 31, 1999. Capital Group International, Inc. does not have investment power or voting power over any of the securities reported herein; however, Capital Group International, Inc. may be deemed to "beneficially own" such securities by virtue of Rule 13d-3 under the Act. Capital Guardian Trust Company, a bank as defined in Section 3(a)(6) of the Exchange Act, is deemed to be the beneficial owner of 2,484,770 shares as a result of its serving as the investment manager of various institutional accounts. Capital Group International, Inc. and Capital Guardian Trust Company are affiliated entities.
(9) According to a Schedule 13G filed with the SEC on November 30, 1999, this entity had sole dispositive power over 2,531,120 of the shares set forth opposite its name as of December 1, 1999; ESL Limited had sole dispositive power over 591,135 of such shares; and ESL Institutional Partners, L.P. had sole dispositive power over 47,445 of such shares. These three entities may be deemed to be the beneficial owners of all of the shares set forth above opposite the name of ESL Partners, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   NONE

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)List of documents filed as part of this report:

  (1) Financial Statements


      Consolidated Statements of Operations for 1999, 1998 and 1997

      Consolidated Balance Sheets as of January 1, 2000 and January 2, 1999

      Consolidated Statements of Cash Flows for 1999, 1998 and 1997

      Consolidated Statements of Changes in Shareholders' Investment for 1999, 1998 and 1997

      Notes to Consolidated Financial Statements

  (2) Financial Statement Schedules

      Schedule II--Valuation and Qualifying Accounts

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

    3.1 Restated Articles of Incorporation of Jostens, Inc. (Incorporated by reference to Exhibit 3.1 contained in Jostens' Report on Form 10-Q for the quarterly period ended July 3, 1999).

    3.2 Bylaws of Jostens, Inc. (Incorporated by reference to Exhibit 3.2 contained in Jostens' Report on Form 10-Q for the quarterly period ended July 3, 1999).

    4.1  Rights Agreement, dated July 23, 1998, between Jostens, Inc. and
         Norwest Bank Minnesota, N.A. (incorporated by reference to Jostens'
         Form 8-A filed on August 5, 1998).

    4.2  Form of Indenture, dated August 30, 1999, between Jostens, Inc. and
         Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to
         Exhibit 4.1 contained in Jostens' Form 8-K filed August 30, 1999).

    4.3 Officers' Certificate and Company Order, dated August 30, 1999 pursuant to sections 201, 301 and 303 of the Indenture dated August
         30, 1999 (incorporated by reference to Exhibit 4.2 contained in Jostens' Form 8-K filed August 30, 1999).

    4.4  Specimens of the Global Fixed Rate Note, Global Floating Rate Note,
         Global Original Issue Discount Zero Coupon Note, and Global Original
         Issue Discount Fixed Rate Note (incorporated by reference to Exhibit
         4.3 contained in Jostens' Form 8-K filed August 30, 1999).

    4.5  Form of Indenture, dated May 1, 1991, between Jostens, Inc. and
         Norwest Bank Minnesota, N.A., as Trustee (incorporated by reference to
         Exhibit 4.1 contained in Jostens' Registration Statement on form S-3,
         File No. 33-40233).]

    10   1984 Stock Option Plan (incorporated by reference to Jostens'
         Registration Statement on
         Form S-8, File No. 2-95076).

    10.1 1987 Stock Option Plan (incorporated by reference to Jostens'
         Registration Statement on
         Form S-8, File No. 33-19308).

    10.2 1992 Stock Incentive Plan (incorporated by reference to Exhibit 10(d) contained in the Annual Report on Form 10-K for 1992).

    10.3  Form of Contract entered into with respect to Executive Supplemental
          Retirement Plan (incorporated by reference to Jostens' Registration
          Statement on Form 8 dated May 2, 1991).

    10.4  Jostens, Inc. Executive Change in Control Severance Pay Plan First
          Declaration of Amendment, effective August 1, 1999 (incorporated by reference to Jostens' Report on Form 10-K for the quarterly period ended October 2, 1999).

    10.5 1992 Stock Incentive Plan Performance Share Agreement (incorporated by reference to Exhibit 10(f) contained in the Annual Report on Form
          10-K for 1997).

    10.6  Deferred Compensation Plan (incorporated by reference to Exhibit
          10(j) contained in the Annual Report on Form 10-K for 1997).

    10.7  Jostens, Inc. Deferred Compensation Plan 1998 Revision and Jostens,
          Inc. Deferred Commission Plan 1998 Revision (incorporated by reference to Jostens' Registration Statement on Form S-8 filed on June 9, 1998, File No. 333-56455).

    10.8 Jostens, Inc. Executive Change in Control Severance Pay Plan effective January 1, 1999 (incorporated by reference to Exhibit 10.8 contained in the Annual Report on Form 10-K for 1998).

    10.9  Executive Stock Purchase Program dated February 15, 1999 (filed by
          Jostens' on Form S-8 filed on February 12, 1999, File No. 333-72347).

    10.10 Credit Agreement, dated December 20, 1995, between Jostens, Inc. and
          The First National Bank of Chicago (incorporated by reference to
          Exhibit 10.1 contained in Jostens' Report on Form
          10-Q for the Quarterly Period Ended July 3, 1999).

    10.11 Amendment to Credit Agreement, dated July 14, 1997, between Jostens,
          Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.2 contained in Jostens' Report on Form 10-Q for the Quarterly Period Ended July 3, 1999).

    10.12 Agreement and Plan of Merger, dated December 27, 1999, by and between
          Jostens, Inc. and Saturn Acquisition Corporation.

    10.13 Jostens, Inc. Executive Change in Control Severance Pay Plan First
          Declaration of Amendment, effective August 1, (incorporated by reference to Exhibit 10.10 contained in Jostens' Report on Form 10-Q for the Quarterly Period Ended October 2, 1999).

    10.14 Separation Agreement dated August 13, 1999 between Jostens, Inc. and
          John Mann.

    12    Computation of Ratio of Earnings to Fixed Charges

    21    List of Jostens' subsidiaries.

    23    Consent of Independent Auditors -- Ernst & Young LLP

    27    Financial Data Schedule.

(b) Reports on Form 8-K

   A Form 8-K dated December 27, 1999, was filed on January 5, 2000 announcing a definitive Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Jostens will be merged (the "Merger") with a newly formed corporation controlled by Investcorp S.A., a global investment group, and its co-investors. Additionally, we announced on December 28, 1999 an internal restructuring unrelated to the Merger.

   A Form 8-K dated and filed on March 9, 2000, announcing that our Board of Directors postponed the annual shareholders meeting previously scheduled for April 27, 2000. The action was taken to give shareholders the opportunity to vote on the proposed merger of Jostens into a company controlled by Investcorp. It is anticipated that the special shareholders' meeting will be held in late April, but no specific meeting date has been set.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2000.

                                          JOSTENS, INC.



                                              /s/  Robert C. Buhrmaster
                                          By __________________________________
                                                  Robert C. Buhrmaster
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 10, 2000 in the capacities indicated.

             Signature                           Title
             ---------                           -----

   /s/  Robert C. Buhrmaster         Chairman of the Board,
____________________________________ President and Chief
        Robert C. Buhrmaster         Executive Officer

  /s/  William N. Priesmeyer         Senior Vice President and
____________________________________ Chief Financial Officer
       William N. Priesmeyer         (Chief Accounting Officer)

    /s/  Lilyan H. Affinito          Director
____________________________________
        Lilyan H. Affinito

     /s/  Jack W. Eugster            Director
____________________________________
          Jack W. Eugster

    /s/  Mannie L. Jackson           Director
____________________________________
         Mannie L. Jackson

   /s/  Brenda J. Lauderback         Director
____________________________________
       Brenda J. Lauderback

   /s/  Kendrick B. Melrose          Director
____________________________________
        Kendrick B. Melrose

     /s/  Richard A. Zona            Director
____________________________________
          Richard A. Zona

SHAREHOLDER INFORMATION

EXECUTIVE OFFICES
Jostens, Inc.
5501 Norman Center Drive
Minneapolis, Minnesota 55437

ANNUAL MEETING

The annual meeting of shareholders has been postponed from its regular meeting date of April 27, 2000. The annual meeting date was postponed to give shareholders the opportunity to vote on the proposed merger of Jostens into a company controlled by Investcorp at a special shareholders meeting. It is anticipated that the special shareholders' meeting will be held in late April, but no specific meeting date has been set.

COMMON STOCK TRANSFER AGENT AND REGISTRAR

Communications concerning stockholdings, transfer requirements, address changes, dividend checks and requests for dividend reinvestment plan brochures should be directed to our transfer agent and registrar:

Norwest Shareowner Services
P.O. Box 64854
St. Paul, Minnesota 55164-0854
(800) 468-9716

FINANCIAL INFORMATION

Jostens news and financial results are available through our web site and mail.

 Web Site

 For information about Jostens, including news and financial results and product information , access our home-page on the Internet at www.jostens.com.

 Mail

 At your request, we will mail to you our quarterly financial data on Form 10-Q, and additional annual reports on Form 10-K. Please contact us at:

 Investor Relations
 Jostens, Inc.
 5501 Norman Center Drive
 Minneapolis, Minnesota 55437
 (952) 830-3300

INVESTOR CONTACTS

We maintain an Investor Relations office to assist shareholders and investors. Inquiries may be directed to:

Heide Erickson
Director, Investor Relations
(952) 830-3332

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Jostens, Inc. and subsidiaries

                                                                            ADDITIONS
                                                                     ------------------------
                                                                                  CHARGED TO
                                                          BALANCE    CHARGED TO     OTHER                        BALANCE
                                                         BEGINNING   COSTS AND     ACCOUNTS -    DEDUCTIONS -    END OF
IN THOUSANDS                                             OF PERIOD   EXPENSES      DESCRIBE       DESCRIBE       PERIOD
------------------------------------------------------------------------------------------------------------------------
RESERVES AND ALLOWANCES DEDUCTED FROM ASSET ACCOUNTS:
     ALLOWANCES FOR UNCOLLECTIBLE ACCOUNTS:
        Year ended January 1, 2000 ..................     $ 7,308    $ 1,882      $    --       $ 3,415/(1)/     $ 5,775
        Year ended January 2, 1999 ..................     $ 7,446    $ 1,858      $    --       $ 1,996/(1)/     $ 7,308
        Year ended January 3, 1998 ..................     $ 6,884    $ 2,245      $    --       $ 1,683/(1)/     $ 7,446

     ALLOWANCES FOR SALES RETURNS:
        Year ended January 1, 2000 ..................     $ 5,569    $22,458      $    --       $20,897/(2)/     $ 7,130
        Year ended January 2, 1999 ..................     $ 5,569    $17,753      $    --       $17,822/(2)/     $ 5,500
        Year ended January 3, 1998 ..................     $ 4,787    $18,352      $    --       $17,570/(2)/     $ 5,569

     SALES PERSON OVERDRAFT RESERVES:
        Year ended January 1, 2000 ..................     $ 7,061    $ 2,500                    $ 3,229/(1)/     $ 6,332
        Year ended January 2, 1999 ..................     $ 8,322    $ 1,947      $    --       $ 3,208/(1)/     $ 7,061
        Year ended January 3, 1998 ..................     $ 7,344    $ 2,946      $    --       $ 1,968/(1)/     $ 8,322

     RESTRUCTURING RESERVE:
        Year ended January 1, 2000 ..................     $    --    $20,194      $    --       $ 14,161/(3)/    $ 6,033
--------------

(1)  Uncollectible accounts written off,  net of recoveries.
(2)  Returns processed against reserve.
(3)  Goodwill and property and equipment written off against reserve.