Form 10-Q
period 2000-04-01
JOSTENS INC
filed 2000-05-12
CIK 54050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended April 1, 2000


                                       OR


        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                          Commission file number 1-5064

                                  Jostens, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Minnesota                                    41-0343440
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification number)
incorporation or organization)

5501 Norman Center Drive, Minneapolis, Minnesota                55437
------------------------------------------------      --------------------------
(Address of principal executive offices)                      (Zip code)


Registrant's telephone number, including area code: (952) 830-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On May 1, 2000 there were 33,347,250 shares of the Registrant's common stock outstanding.

                         JOSTENS, INC. AND SUBSIDIARIES

Part I Financial Information                                                Page
----------------------------                                                ----

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the
         Three months ended April 1, 2000 and April 3, 1999                   3

         Condensed Consolidated Balance Sheets as of April 1, 2000,
         April 3, 1999 and January 1, 2000                                    4

         Condensed Consolidated Statements of Cash Flows for the
         Three months ended April 1, 2000 and April 3, 1999                   5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          14

Part II Other Information
-------------------------

Item 1.  Legal Proceedings                                                   15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three months ended
                                                   ---------------------------
                                                     April 1          April 3
In thousands, except per-share data                   2000             1999
------------------------------------------------------------------------------
Net sales                                           $174,589         $166,358
Cost of products sold                                 66,586           68,499
------------------------------------------------------------------------------
    Gross profit                                     108,003           97,859
Selling and administrative expenses                   87,253           83,302
------------------------------------------------------------------------------
Operating income                                      20,750           14,557
Net interest expense                                   1,727            1,039
------------------------------------------------------------------------------
    Income before income taxes                        19,023           13,518
Income taxes                                           7,704            5,475
------------------------------------------------------------------------------
Net income                                          $ 11,319         $  8,043
==============================================================================

Earnings per common share
    Basic                                              $0.34            $0.23
    Diluted                                            $0.34            $0.23

Weighted average common shares outstanding
    Basic                                             33,263           34,816
    Diluted                                           33,451           34,950

Cash dividends declared per common share               $0.22            $0.22

     See accompanying notes to condensed consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                       --------------------------------
                                                                          April 1           April 3           January 1
In thousands, except per-share data                                         2000             1999                2000
------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets
Cash and cash equivalents                                                    $14,278            $5,206         $ 38,517
Accounts receivable, net of allowance of $6,405, $6,479 and
   $5,775, respectively                                                      132,253           128,852          107,638
Inventories                                                                  109,619           122,962           87,839
Deferred income taxes                                                         17,400            14,682           17,400
Salespersons overdrafts, net of allowance of $6,354, $7,045 and
   $6,332, respectively                                                       24,220            21,026           26,194
Prepaid expenses and other current assets                                      9,848             6,255            8,721
------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                     307,618           298,983          286,309

Other Assets
Intangibles, net                                                              18,629            27,616           18,895
Other                                                                         18,918             9,460           17,872
------------------------------------------------------------------------------------------------------------------------
    Total other assets                                                        37,547            37,076           36,767

Property and equipment                                                       273,942           263,599          271,790
Less accumulated depreciation                                               (193,192)         (173,508)        (187,150)
------------------------------------------------------------------------------------------------------------------------
    Property and equipment, net                                               80,750            90,091           84,640
------------------------------------------------------------------------------------------------------------------------
                                                                            $425,915          $426,150         $407,716
========================================================================================================================

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities
Short-term borrowings                                                       $ 74,960          $ 96,910         $117,608
Accounts payable                                                              24,443            25,670           23,641
Employee compensation                                                         25,234            22,731           29,478
Commissions payable                                                           42,281            38,277           26,134
Customer deposits                                                            155,826           146,672          112,958
Income taxes                                                                  22,725             8,471           17,223
Other accrued liabilities                                                     27,007            21,907           30,100
------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                372,476           360,638          357,142

Other noncurrent liabilities                                                  12,578            19,871           14,064
------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                        385,054           380,509          371,206

Commitments and contingencies

Shareholders' investment
Preferred shares, $1.00 par value: authorized 4,000 shares,
   none issued                                                                    --                --               --
Common shares, $.33 1/3 par value: authorized 100,000 shares, issued April 1, 2000 - 33,339; April 3, 1999 - 34,506;
   January 1, 2000 - 33,324                                                   11,113            11,502           11,108
Retained earnings                                                             35,418            41,653           31,072
Accumulated other comprehensive loss                                          (5,670)           (7,514)          (5,670)
------------------------------------------------------------------------------------------------------------------------
    Total shareholders' investment                                            40,861            45,641           36,510
------------------------------------------------------------------------------------------------------------------------
                                                                            $425,915          $426,150         $407,716
========================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Three months ended
                                                            ----------------------------------
                                                                   April 1           April 3
In thousands                                                         2000             1999
----------------------------------------------------------------------------------------------
Operating activities
Net income                                                         $ 11,319           $ 8,043
Depreciation                                                          6,313             5,823
Amortization                                                            268               549
Changes in assets and liabilities
      Accounts receivable                                           (24,615)          (22,505)
      Inventories                                                   (21,780)          (32,468)
      Salespersons overdrafts                                         1,974              (337)
      Prepaid expenses and other current assets                      (1,127)             (518)
      Accounts payable                                               (3,712)            2,526
      Employee compensation                                          (4,244)           (4,829)
      Commissions payable                                            16,147            16,146
      Customer deposits                                              42,868            54,580
      Income taxes                                                    5,502             3,758
      Other                                                          (4,631)           (2,148)
----------------------------------------------------------------------------------------------
        Net cash provided by operating activities                    24,282            28,620
----------------------------------------------------------------------------------------------
Investing activities
Purchases of property and equipment                                  (2,711)           (7,267)
Equity investments                                                   (1,103)               --
Other                                                                   395                13
----------------------------------------------------------------------------------------------
        Net cash used for investing activities                       (3,419)           (7,254)
----------------------------------------------------------------------------------------------
Financing activities
Net short-term borrowings (repayments)                              (38,134)            2,450
Dividends paid                                                       (7,331)           (7,716)
Proceeds from exercise of stock options                                 363             1,527
Repurchases of common stock                                              --           (15,016)
----------------------------------------------------------------------------------------------
        Net cash used for financing activities                      (45,102)          (18,755)
----------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                 (24,239)            2,611
Cash and cash equivalents, beginning of period                       38,517             2,595
----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $ 14,278           $ 5,206
==============================================================================================

     See accompanying notes to condensed consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     We prepared our accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles can be condensed or omitted. Therefore, we suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2000 ("1999 Form 10-K").

     Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

     In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring items, considered necessary to present fairly, when read in conjunction with the 1999 Form 10-K, our financial position, results of operations and cash flows for the periods presented.

2.   Earnings Per Common Share

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

     Basic and diluted earnings per share were calculated using the following:

                                                            Three months ended
                                                            --------------------
                                                            April 1     April 3
     In thousands, except per-share data                      2000       1999
     ---------------------------------------------------------------------------
     Weighted average common shares outstanding - basic      33,263     34,816
     Dilutive shares                                            188        134
     ---------------------------------------------------------------------------
     Weighted average common shares outstanding - diluted    33,451     34,950
     ===========================================================================

     Net income for basic and diluted earnings per share    $11,319     $8,043

     Earnings per share - basic                               $0.34      $0.23

     Earnings per share - diluted                             $0.34      $0.23

                         JOSTENS, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


3.   Special Charge

     During the fourth quarter of 1999, we recorded a special charge of $20.2 million. Cash outlays associated with the charge were $1.2 million in the first quarter of 2000. The components of the special charge and utilization in 1999 and the first three months of 2000 are as follows:

                                                                     Utilization
                                                                ----------------------
                                                                          Three months
                                                       Initial               ended         Balance
     In thousands                                      accrual     1999   April 1, 2000  April 1, 2000
     -------------------------------------------------------------------------------------------------
     Employee termination benefits                     $ 4,910   $    --       $1,047        $3,863
     Abandonment of internal use software
         under development                               6,455     6,245           --           210
     Write-off of impaired goodwill related
         to retail class ring sales channel              4,560     4,560           --            --
     Write-off of goodwill related to exiting
         the college alumni direct marketing business    3,086     3,086           --            --
     Other costs related to exiting the college
         alumni direct marketing business                1,183       270          154           759
     -------------------------------------------------------------------------------------------------
                                                       $20,194   $14,161       $1,201        $4,832
     =================================================================================================


     We expect to complete restructuring activities and utilize the remaining charge by the end of 2000.

     As a result of the special charge, the work force will be reduced by about 100 personnel, primarily in corporate staff and executive functions and in our college alumni direct marketing business. Cumulative terminations were 65 at April 1, 2000.

4.   Inventories

     Inventories were comprised of the following:

                                  April 1        April 3        January 1
     In thousands                  2000            1999           2000
     ---------------------------------------------------------------------
     Raw material and supplies    $ 17,021        $ 27,305       $ 17,886
     Work-in-process                60,921          61,762         29,772
     Finished goods                 31,677          33,895         40,181
     ---------------------------------------------------------------------
     Total inventories            $109,619        $122,962        $87,839
     =====================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)


5.   Comprehensive Income

     Comprehensive income and its components, net of tax, are as follows:

                                                       Three months ended
                                                  ------------------------------
                                                   April 1             April 3
     In thousands                                    2000               1999
     ---------------------------------------------------------------------------
     Net income                                     $11,319              $8,043
     Change in cumulative translation adjustment         --                 251
     ---------------------------------------------------------------------------
     Comprehensive income                           $11,319              $8,294
     ===========================================================================


6.   Business Segments

     Financial information by reportable business segment is included in the following summary:


                                                 Three months ended
                                             -------------------------------
                                                April 1           April 3
     In thousands                                 2000             1999
     -----------------------------------------------------------------------
     Net Sales From External Customers
     School Products                             $151,442          $142,788
     Recognition                                   21,071            21,598
     Other                                          2,076             1,972
     -----------------------------------------------------------------------
     Consolidated                                $174,589          $166,358
     =======================================================================

     Operating Income
     School Products                             $ 28,411          $ 24,458
     Recognition                                     (308)              129
     Other                                         (7,353)          (10,030)
     -----------------------------------------------------------------------
     Consolidated                                  20,750            14,557
     Net interest expense                           1,727             1,039
     -----------------------------------------------------------------------
     Income before income taxes                  $ 19,023          $ 13,518
     =======================================================================

7.   Subsequent Event

     On May 9, 2000, our shareholders approved the merger and the Merger Agreement between Jostens, Inc. and Saturn Acquisition Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our disclosure and analysis in this report may contain some "forward-looking statements". Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Any change in the following factors may impact the achievement of results:

     o    the merger with Saturn Acquisition Corporation;

     o our ability to achieve the intended benefits of our corporate restructuring announced in the fourth quarter of 1999;

     o our relationship with our independent and employee sales representatives;

     o material litigation cases we are currently involved which, if decided against us, may adversely affect our financial results;

     o environmental regulations that could impose substantial costs upon us and may adversely affect our financial results;

     o    the fluctuating prices of raw materials, primarily gold;

     o the seasonality of our School Products segment sales and operating income;

     o our dependence on a key supplier for our synthetic and semiprecious stones; and

     o    fashion and demographic trends.


The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS
The following table sets forth selected information from our Condensed Consolidated Statements of Operations.


                                                                              Three months ended
                                                                      ----------------------------------
                                                                           April 1          April 3
Dollars in thousands                                                         2000             1999          $ change      % change
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $174,589         $166,358        $ 8,231          4.9%
      % of net sales                                                          100.0%           100.0%

Cost of products sold                                                        66,586           68,499         (1,913)        (2.8%)
      % of net sales                                                           38.1%            41.2%
----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                108,003           97,859         10,144         10.4%
      % of net sales                                                           61.9%            58.8%

Selling and administrative expenses                                          87,253           83,302          3,951          4.7%
      % of net sales                                                           50.0%            50.1%
----------------------------------------------------------------------------------------------------------------------------------

Operating income                                                             20,750           14,557          6,193         42.5%
      % of net sales                                                           11.9%             8.8%

Net interest expense                                                          1,727            1,039            688         66.2%
      % of net sales                                                            1.0%             0.6%
----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                   19,023           13,518          5,505         40.7%
      % of net sales                                                           10.9%             8.1%

Income taxes                                                                  7,704            5,475          2,229         40.7%
      % of net sales                                                            4.4%             3.3%
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                  $11,319           $8,043         $3,276         40.7%
==================================================================================================================================
      % of net sales                                                            6.5%             4.8%


Percentages in this table may reflect rounding adjustments.

Net sales
The components of the net sales increase were:

                                                      % change
                                                      from 1999
                                                   first quarter
    -------------------------------------------------------------
    Price/Mix                                           2.0%
    Volume                                              2.8%
    Currency                                            0.1%
    -------------------------------------------------------------
    Total net sales increase                            4.9%
    =============================================================

Net sales for the first quarter by segment and the changes from last year were as follows:

                             Three months ended
                       -----------------------------
                        April 1           April 3
In thousands              2000             1999          $ change      % change
-------------------------------------------------------------------------------
School Products         $151,442          $142,788        $8,654          6.1%
Recognition               21,071            21,598          (527)        (2.4%)
Other                      2,076             1,972           104          5.3%
-------------------------------------------------------------------------------
Consolidated            $174,589          $166,358        $8,231          4.9%
===============================================================================


     o School Products sales increased primarily due to shorter production cycle times which allowed for earlier shipments of yearbooks and graduation products during the first quarter of 2000 compared with the prior year. These increases were offset by accelerated jewelry shipments in the fourth quarter of 1999 due to improved manufacturing efficiencies compared with the prior year, and a decline in commercial printing volume.

     o Recognition sales decreased primarily due to a change in product mix from jewelry to brand name merchandise.

Gross Profit
Gross margin for the three months ended April 1, 2000 was 61.9 percent, compared with 58.8 percent for the comparable period in 1999.

     The increase in gross margin was primarily due to:

     o    favorable mix and price increases;

     o shorter production cycle times which allowed for earlier shipments of higher margin graduation products during the first quarter of 2000 compared with the prior year;

     o    manufacturing efficiencies in our School Products segment in 2000; and

     o a $1.5 million charge in the first quarter of 1999 to close a facility in Mexico and realign all Jewelry operations in the United States.

     These increases were partially offset by:

     o a decline in Recognition segment sales due to a change in product mix from jewelry to brand name merchandise.

Selling and Administrative Expenses
Selling and administrative expenses increased 4.7 percent in the first quarter of 2000 over the prior year period.

     The increase reflects:

     o    higher commission expense in 2000 due to increased sales;

     o higher selling expense in 2000 related to programs and initiatives intended to increase our sales;

     o    higher bad debt expense in 2000; and

     o    higher information system expense, primarily for depreciation.

     These increases were partially offset by:

     o lower amortization expense in 2000 related to our write-off of goodwill as part of the 1999 special charge;

     o lower selling and administrative expenses as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999;

     o reduced spending on temporary labor in our Recognition segment in 2000 compared with 1999 as we prepared for a system implementation in the first quarter of 1999; and

     o lower legal fees in 2000 compared with 1999 related to the lawsuit with Taylor Publishing.

Operating Income
Operating income (loss) for the first quarter by segment and the changes from last year were as follows:

                          Three months ended
                    --------------------------------
                       April 1           April 3
In thousands            2000             1999          $ change      % change
-----------------------------------------------------------------------------
School Products        $28,411           $24,458        $3,953         16.2%
Recognition               (308)              129          (437)      (338.8%)
Other                   (7,353)          (10,030)        2,677        (26.7%)
-----------------------------------------------------------------------------
Consolidated           $20,750           $14,557        $6,193         42.5%
=============================================================================


     School Products
     The increase in School Products operating income of $4.0 million was primarily due to:

          o    favorable mix and price increases;

          o higher sales of graduation products due to shorter production cycle times which allowed for earlier shipments in the first quarter of 2000 compared with the prior year;

          o    manufacturing efficiencies in 2000;

          o a $1.5 million charge in the first quarter of 1999 to close a facility in Mexico and realign all Jewelry operations in the United States; and

          o lower legal fees in 2000 compared with 1999 related to the lawsuit with Taylor Publishing.

     These increases were partially offset by:

          o timing of jewelry sales volume as shipments were accelerated in the fourth quarter of 1999 due to manufacturing efficiencies compared with the prior year;

          o    a decline in commercial printing volume;

          o    higher commission expense in 2000 due to increased sales;

          o higher selling and marketing expense in 2000 related to programs and initiatives intended to increase our sales;

          o    higher bad debt expense in 2000; and

          o higher information system depreciation expense as a result of our 1999 systems implementations.

     Recognition
     The decrease in Recognition operating income of $0.4 million was primarily due to:

          o a sales decline primarily due to a change in product mix from jewelry to brand name merchandise; and

          o higher information system depreciation expense as a result of our 1999 systems implementations.

     This decreases were partially offset by:


          o reduced spending on temporary labor in our Recognition segment in 2000 compared with 1999 as we prepared for a system implementation in the first quarter of 1999.

     Other
     The decrease in Other operating loss of $2.7 million was primarily due to:

          o lower selling and administrative expenses as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999;

          o lower spending in 2000 compared with 1999 related to our new product and channel development group; and

          o lower information system expense due to decreased spending related to the year 2000 and Oracle system.

Net Interest Expense
Net interest expense increased $0.7 million in the first quarter of 2000 over the prior year period. The year-over-year increase reflects lower average borrowings offset by higher average interest rates in 2000.

Income Taxes
Income taxes for the first quarter of 2000 and 1999 were accrued at an overall effective rate of 40.5 percent.

LIQUIDITY AND CAPITAL RESOURCES
Cash generated from operating activities and availability under short-term borrowing agreements were our principal sources of liquidity for the quarter ended April 1, 2000. These funds covered our dividend payments, investments in property and equipment, and equity investments.

Operating Activities
Operating activities generated cash of $24.3 million in the first three months of 2000, compared with $28.6 million for the same period in the prior year. The decrease of $4.3 million was primarily due to the timing of customer deposits and accounts payable, offset by higher net income and reduced inventories.

Investing Activities
Capital expenditures for the first three months of 2000 were $2.7 million, compared with $7.3 million for the same period in 1999. The decrease of $4.6 million relates to higher capital expenditures in 1999 on information systems.

Financing Activities
Net cash used for financing activities in the first three months of 2000 was $45.1 million, compared with $18.8 million for the same period in 1999. The increase of $26.3 million was primarily due to repayments of short-term borrowings as a result of delaying these payments to ensure availability of funds until after the year 2000 date change. This increase was offset by the decrease in common stock repurchases.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended April 1, 2000. For additional information, refer to Item 7A on page 17 of our 1999 Form 10-K.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On May 9, 2000, we agreed in principal to settle the three purported class action lawsuits that were filed in Minnesota district court for the County of Hennepin against Jostens and its directors alleging breaches of fiduciary duty by Jostens' directors in connection with the merger. The settlement is subject to court approval. There have been no other material developments in legal proceedings during the three months ended April 1, 2000. For additional information, refer to
          Item 3 on pages 6 and 7 of our 1999 Form 10-K.

          We are occasionally a party to litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations and financial position, if any, for the disposition of all currently pending matters will not be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the special meeting of shareholders held on May 9, 2000, Jostens shareholders voted on the following item:

          1. Approval of the merger and of the Merger Agreement between Jostens, Inc. and Saturn Acquisition Corporation.

               Votes were cast for approval of the merger and the Merger Agreement as follows:

                    Votes For                      23,734,518
                    Votes Against                   1,209,304
                    Abstentions                       147,193

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)      Exhibits

               12  Computation of Ratio of Earnings to Fixed Charges

               27  Financial Data Schedule

          (b)      Reports on Form 8-K

                   A Form 8-K dated and filed on April 14, 2000, announcing that Jostens would hold a special meeting of shareholders on Tuesday, May 9, 2000, at 10:00 a.m. to vote on the proposed merger of Jostens with a company controlled by Investcorp, a global investment group, and its co-investors. Additionally, the special proxy in connection with the said special meeting of shareholders was mailed on April 7, 2000.

                   A Form 8-K dated April 27, 2000 and filed on April 28, 2000, announcing earnings for the three months ended April 1, 2000.

                   A Form 8-K dated May 11, 2000 and filed on May 12, 2000, announcing that our shareholders approved the pending merger with a company controlled by Investcorp, a global investment group, and its co-investors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2000.


                                       JOSTENS, INC.
                                       Registrant


                                       By /s/ Robert C. Buhrmaster
                                          --------------------------------------
                                              Robert C. Buhrmaster
                                              Chairman of the Board, President
                                              and Chief Executive Officer


                                       By /s/ William N. Priesmeyer
                                          --------------------------------------
                                              William N. Priesmeyer
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Chief Accounting Officer)