Form 10-Q
period 2000-07-01
JOSTENS INC
filed 2000-08-15
CIK 54050

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 1, 2000

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-5064

                                 Jostens, Inc.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

 Minnesota                                                                  41-0343440
----------------------------------------------------------------           ------------------------------------------
 (State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification number)



 5501 Norman Center Drive, Minneapolis, Minnesota                           55437
----------------------------------------------------------------           ------------------------------------------
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


On August 15, 2000 there were 8,993,297 shares of the Registrant's common stock outstanding.

                        JOSTENS, INC. AND SUBSIDIARIES

Part I Financial Information                                                          Page
----------------------------                                                          ----
Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations for the Three and Six
          months ended July 1, 2000 and July 3, 1999                                   3

          Condensed Consolidated Balance Sheets as of July 1, 2000, July 3, 1999
          and January 1, 2000                                                          4

          Condensed Consolidated Statements of Cash Flows for the Six months
          ended July 1, 2000 and July 3, 1999                                          5

          Condensed Consolidated Statement of Changes in Shareholders'
          Investment (Deficit) for the Six months ended July 1, 2000                   6

          Notes to Condensed Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                       22

Item 3.   Quantitative and Qualitative Disclosures about Market Risk                  28


Part II Other Information
-------------------------

Item 1.   Legal Proceedings                                                           29

Item 4.   Submission of Matters to a Vote of Security Holders                         29

Item 6.   Exhibits and Reports on Form 8-K                                            29

Signatures                                                                            30

                         PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        JOSTENS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   Three months ended                     Six months ended
                                                         ----------------------------------    ----------------------------------
                                                                 July 1           July 3               July 1           July 3
In thousands, except per-share data                               2000             1999                 2000             1999
-------------------------------------------------------------------------------------------    ----------------------------------
Net sales                                                       $ 301,798         $ 303,161           $ 476,387         $ 469,519
Cost of products sold                                             135,201           140,744             201,787           209,243
-------------------------------------------------------------------------------------------    ----------------------------------
    Gross profit                                                  166,597           162,417             274,600           260,276
Selling and administrative expenses                                93,546            95,334             180,799           178,636
Transaction costs                                                  45,711                --              45,711                --
-------------------------------------------------------------------------------------------    ----------------------------------
Operating income                                                   27,340            67,083              48,090            81,640
Interest income                                                      (277)             (116)               (488)             (201)
Interest expense                                                   13,354             1,575              15,292             2,699
-------------------------------------------------------------------------------------------    ----------------------------------
    Income before income taxes                                     14,263            65,624              33,286            79,142
Income taxes                                                       18,553            26,578              26,257            32,053
-------------------------------------------------------------------------------------------    ----------------------------------
    Net income (loss)                                           $  (4,290)        $  39,046           $   7,029         $  47,089
Dividends and accretion on redeemable preferred stock               1,243                --               1,243                --
-------------------------------------------------------------------------------------------    ----------------------------------
Net income (loss) available to common shareholders              $  (5,533)        $  39,046           $   5,786         $  47,089
===========================================================================================    ==================================

Net income (loss) per share available to common shareholders
    Basic                                                       $   (0.29)        $    1.14           $    0.23         $    1.37
    Diluted                                                     $   (0.29)        $    1.14           $    0.23         $    1.36

Weighted average common shares outstanding
    Basic                                                          18,880            34,128              25,043            34,488
    Diluted                                                        18,880            34,208              25,316            34,590

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                        JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                (Unaudited)
                                                                                       ------------------------------
                                                                                         July 1           July 3        January 1
In thousands, except per-share data                                                       2000             1999            2000
----------------------------------------------------------------------------------------------------------------------------------
                                                              ASSETS
                                                              -------
Current assets
Cash and cash equivalents                                                              $    35,875        $   8,405    $   38,517
Accounts receivable, net of allowance for doubtful accounts of $5,535, $6,234
    and $5,775, respectively                                                               125,505          129,379       107,638
Inventories                                                                                 66,319           77,783        87,839
Deferred income taxes                                                                       17,400           14,682        17,400
Salespersons overdrafts, net of allowance of $5,301, $7,157 and $6,332, respectively        11,108           11,934        26,194
Prepaid expenses and other current assets                                                    5,592            4,382         8,721
---------------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                               261,799          246,565       286,309

Other Assets
Intangibles, net                                                                            18,309           27,638        18,895
Deferred financing costs, net                                                               35,606               --            --
Other                                                                                       25,930           14,163        17,872
---------------------------------------------------------------------------------------------------------------------------------
        Total other assets                                                                  79,845           41,801        36,767

Property and equipment                                                                     278,010          268,654       271,790
Less accumulated depreciation                                                             (199,192)        (179,583)     (187,150)
---------------------------------------------------------------------------------------------------------------------------------
        Property and equipment, net                                                         78,818           89,071        84,640
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       $   420,462        $ 377,437    $  407,716
=================================================================================================================================

                                        LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
                                        --------------------------------------------------

Current liabilities
Short-term borrowings                                                                  $        --        $  93,690    $  117,608
Accounts payable                                                                            18,979           16,002        23,641
Accrued employee compensation and related taxes                                             25,674           23,160        29,478
Commissions payable                                                                         53,410           51,641        26,134
Customer deposits                                                                           55,277           53,576       112,958
Income taxes payable                                                                        34,617           30,953        17,223
Current portion of long-term debt                                                            5,500               --            --
Other accrued liabilities                                                                   36,171           21,092        30,100
---------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                          229,628          290,114       357,142

Long-term debt, net of current maturities                                                  694,797            3,600         3,600
Other noncurrent liabilities                                                                 8,215           15,698        10,464
---------------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                                                  932,640          309,412       371,206

Commitments and contingencies                                                                   --               --            --

Redeemable preferred shares, $.01 par value, liquidation preference $60,000,
    issued and outstanding;  July 1, 2000 - 60                                              44,243               --            --
Preferred shares, $.01 par value: authorized 4,000 shares, issued and outstanding; July 1, 2000 - 60 in the form of redeemable preferred shares listed above, the remaining 3,940 undesignated

Shareholders' investment (deficit)
Common shares:
    Class A, $.33 1/3 par value: authorized 4,200 shares, issued and outstanding; July 1, 2000 - 2,862; July 3, 1999 - 34,049; January 1,
        2000 - 33,324                                                                          954           11,350        11,108
    Class B, $.01 par value: authorized 5,300 shares, issued and
        outstanding; July 1, 2000 - 5,300                                                       53               --            --
    Class C, $.01 par value: authorized 2,500 shares, issued and
        outstanding; July 1, 2000 - 811                                                          8               --            --
    Class D, $.01 par value: authorized 20 shares, issued and
        outstanding; July 1, 2000 - 20                                                          --               --            --
    Class E, $.01 par value: authorized 1,900 shares, none issued                               --               --            --
    Undesignated, $.01 par value: authorized 12,020 shares, none issued                         --               --            --
Warrants to purchase common shares                                                          24,733               --            --
Officer notes receivable                                                                    (2,050)              --            --
Retained earnings (accumulated deficit)                                                   (573,787)          63,672        31,072
Accumulated other comprehensive loss                                                        (6,332)          (6,997)       (5,670)
---------------------------------------------------------------------------------------------------------------------------------
        Total shareholders' investment (deficit)                                          (556,421)          68,025        36,510
---------------------------------------------------------------------------------------------------------------------------------
                                                                                       $   420,462        $ 377,437    $  407,716
=================================================================================================================================

              The accompanying notes are an integral part of the
            unaudited condensed consolidated financial statements.

                          JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six months ended
                                                                -------------------------------
                                                                       July 1            July 3
In thousands                                                            2000              1999
-----------------------------------------------------------------------------------------------
Operating activities
Net income                                                        $      7,029        $  47,089
Depreciation                                                            12,684           11,663
Amortization of debt discount and deferred financing costs               1,011                6
Amortization of goodwill                                                   536            1,125
Changes in operating assets and liabilities
      Accounts receivable                                              (17,867)         (23,032)
      Inventories                                                       21,520           12,711
      Salespersons overdrafts                                           15,086            8,755
      Prepaid expenses and other current assets                          3,129            1,355
      Accounts payable                                                 (10,294)          (2,497)
      Accrued employee compensation and related taxes                   (3,804)          (4,400)
      Commissions payable                                               27,276           29,510
      Customer deposits                                                (57,681)         (38,516)
      Income taxes payable                                              17,394           26,240
      Other                                                             (2,877)          (2,715)
-----------------------------------------------------------------------------------------------
        Net cash provided by operating activities                       13,142           67,294
-----------------------------------------------------------------------------------------------
Investing activities
Purchases of property and equipment                                     (7,150)         (13,339)
Equity investments                                                      (1,103)          (5,000)
Other                                                                      395              654
-----------------------------------------------------------------------------------------------
        Net cash used for investing activities                          (7,858)         (17,685)
-----------------------------------------------------------------------------------------------
Financing activities

Net short-term borrowings (repayments)                                (111,976)          (5,415)
Repurchases of common stock                                           (823,630)         (25,007)
Principal payments on long-term debt                                    (3,600)             ---
Proceeds from issuance of long-term debt                               700,139              ---
Proceeds from issuance of common shares                                208,693              ---
Net proceeds from the issuance of preferred stock                       43,000              ---
Proceeds from the issuance of warrants to purchase common shares        24,733              ---
Dividends paid to common shareholders                                   (7,331)         (15,231)
Proceeds from exercise of stock options                                    555            1,854
Issuance of officer note receivable                                     (2,050)             ---
Debt acquisition costs                                                 (36,459)             ---
-----------------------------------------------------------------------------------------------
        Net cash used for financing activities                          (7,926)         (43,799)
-----------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                     (2,642)           5,810
Cash and cash equivalents, beginning of period                          38,517            2,595
-----------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                35,875        $   8,405
===============================================================================================

Supplemental information
Income taxes paid                                                 $      8,763        $   4,989
Interest paid                                                     $      6,767        $   2,976

              The accompanying notes are an integral part of the
            unaudited condensed consolidated financial statements.

                        JOSTENS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                     IN SHAREHOLDERS' INVESTMENT (DEFICIT)
               FOR THE SIX MONTHS ENDED JULY 1, 2000 (UNAUDITED)

                                                         Warrants to                           Retained     Accumulated
                                        Common shares     purchase                Officer      earnings        other
In thousands, except                  -----------------    common     Capital      notes     (accumulated  comprehensive
per-share data                        Number     Amount    shares     surplus    receivable    deficit)        loss         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 2000             33,324   $ 11,108   $    --    $      --    $     --     $ 31,072      $ (5,670)    $ 36,510
Exercise of stock options and
  restricted stock - net                  23          8                  1,520                                               1,528
Cash dividends declared to common
  shareholders of $0.22 per share                                                                (7,331)                    (7,331)
Issuance of common shares                                                                                                       --
    Class A                            2,134        711                 53,176      (2,050)                                 51,837
    Class B                            5,300         53                133,772                                             133,825
    Class C                              811          8                 20,470                                              20,478
    Class D                               20         --                    505                                                 505
Repurchases of common stock          (32,619)   (10,873)              (209,443)                (603,314)                  (823,630)
Issuance of warrants to purchase
  common shares                                                         24,733                                              24,733
Preferred stock dividend accrual                                                                 (1,187)                    (1,187)
Preferred stock accretion                                                                           (56)                       (56)
Net income                                                                                        7,029                      7,029
Change in cumulative translation
  adjustment                                                                                                     (662)        (662)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - July 1, 2000                 8,993   $  1,015   $ 24,733   $     --     $ (2,050)  $ (573,787)     $ (6,332)   $(556,421)
===================================================================================================================================

    The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

   We prepared our accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, we suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2000 ("1999 Form 10-K"). The condensed consolidated balance sheet data as of January 1, 2000 were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States.

   Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

   In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (including normal recurring items) considered necessary to present fairly, when read in conjunction with the 1999 Form 10-K, our financial position, results of operations and cash flows for the periods presented. Certain balances have been reclassified to conform to the 2000 presentation.

2. Merger and Recapitalization

   On December 27, 1999, we entered into a merger agreement with Saturn Acquisition Corporation, an entity organized for the sole purpose of effecting a merger on behalf of certain affiliates of Investcorp S.A. and other investors. On May 10, 2000, Saturn Acquisition Corporation merged with and into Jostens, with Jostens as the surviving corporation. The merger was part of a recapitalization of Jostens which resulted in affiliates of Investcorp and the other investors acquiring approximately 92 percent of our post-merger common stock. The remaining 8 percent of our common stock was retained by pre-recapitalization shareholders and five members of senior management and was redesignated as shares of Class A common stock. As a result of the transaction, our shares have been de-listed from the New York Stock Exchange.

   Voting Rights

   The post-merger common stock consists of Class A through Class E common stock as well as undesignated common stock. The number of authorized and issued shares for each class of common stock is set forth in the Condensed Consolidated Balance Sheet. Holders of Class A common stock are entitled to one vote per share, whereas holders of Class D common stock are entitled to
   306.55 votes per share. Holders of Class B common stock, Class C common stock and Class E common stock have no voting rights.

   Recapitalization Financing

   The recapitalization was funded by (a) $495.0 million of borrowings under a senior secured credit facility with a syndicate of banks which included term loans and a revolving credit facility (collectively the "senior secured credit facility"), (b) issuance of $225.0 million in principal amount of senior subordinated notes (the "notes") and warrants to purchase 425,060 shares of Class E common stock, (c) issuance of $60.0 million in principal amount of redeemable preferred stock and warrants to purchase 531,325 shares of Class E common stock and (d) $208.7 million of proceeds from the sale of shares of common stock to the investors.

   The proceeds from these financings funded (a) the payment of approximately $823.6 million to holders of common stock, (b) repayment of $67.6 million of outstanding indebtedness (c) payment of $10.0 million in consideration for cancellation of employee stock options (d) payments of approximately $71.9 million of fees and expenses associated with the recapitalization, including approximately $12.7 million of advisory fees paid to Investcorp and (e) a pre-payment of $7.5 million for a management and consulting services agreement for a five-year term with Investcorp. This pre-payment is being amortized on a straight-line basis over the term of the agreement.

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


  Recapitalization Accounting

  The transaction was accounted for as a recapitalization and as such, the historical basis of our assets and liabilities has not been affected. Recapitalization related costs of $45.7 million consisting of investment banker fees, transaction fees, legal and accounting fees, cash transaction bonuses, stock option payments, and other miscellaneous costs were expensed in the three and six month periods ended July 1, 2000. Additionally, $3.0 million of recapitalization costs incurred related to the issuance of shares of redeemable preferred stock was netted against the proceeds of $60.0 million. Finally, $36.5 million associated with the debt financing was capitalized and is being amortized over the applicable lives of the debt for up to a maximum of ten years.

  Other Arrangements

  We adopted a new employee stock option plan to purchase shares of Class A common stock. The number of shares available to be awarded under the new stock option plan is 676,908. The stock option plan is administered by the Compensation Committee of the Board of Directors who designate the amount, timing and other terms and conditions applicable to the option awards. Under the stock option plan, an optionee has certain rights to put to us, and we have certain rights to call from the optionee, vested stock options issued to the optionee under the stock option plan upon termination of the optionee's employment prior to a public offering of Jostens' common stock. At the time of the transaction, options to purchase 502,846 of our Class A common stock were granted to five members of senior management. The options have an exercise price of $25.25 and, prior to a public offering, become exercisable annually in one-fifth increments upon Jostens meeting or exceeding target cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA").

  We adopted a new stock loan program to loan a total of $2.0 million to five members of senior management in individual amounts to refinance up to 100 percent of their outstanding loans existing at the time of the transaction. The proceeds of the loans were used to purchase shares of our common stock, to permit them to retain up to 100 percent of their pre-recapitalization share ownership. Loans made under the stock loan program bear interest at our cost of funds under our new revolving credit facility and are recourse loans. The loans are payable through May 10, 2005 with interest rates set annually. The loans are collaterlized by the shares of stock owned by such individuals, and each individual has entered into a pledge agreement and has executed a secured promissory note.

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


3. Long-Term Debt

   Long-term debt consists of the following:

                                                                      July 1           July 3           January 1
     In thousands                                                      2000             1999               2000
-----------------------------------------------------------------------------------------------------------------
Term loan A, 9.87 percent variable rate at July 1, 2000,
     semi-annual principal and interest payments
     through May 2006                                                 $150,000          $  --             $   --
Term loan B, 10.37 percent variable rate at July 1, 2000,
     semi-annual principlal and interest payments
     through May 2008                                                  345,000             --                 --
Senior subordinated notes, 12.75 percent fixed rate, net
     of discounts of $19,703, semi-annual interest payments
     of $14.3 million, interest due and payable at maturity -
     May 2010                                                          205,297             --                 --
Industrial revenue bonds, 6.75 percent fixed
      rate, covering general offices                                        --          3,600              3,600
----------------------------------------------------------------------------------------------------------------
                                                                       700,297            3,600            3,600
Less current portion                                                     5,500               --               --
----------------------------------------------------------------------------------------------------------------
                                                                      $694,797           $3,600           $3,600
================================================================================================================

Maturities of long-term debt including $19.7 million of discount as of July 1, 2000 are as follows:

In thousands
----------------------------------------------------

2001                                        $  5,500
2002                                          23,250
2003                                          28,250
2004                                          33,250
2005                                          38,250
Thereafter                                   591,500
----------------------------------------------------
                                            $720,000
====================================================

The fair value of long-term debt at July 1, 2000, July 3, 1999 and January 1, 2000 approximated the carrying value and is estimated based on quoted market prices for comparable instruments.

In connection with the merger and recapitalization, we entered into a $150 million, six year revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the "alternative base rate" or "eurodollar" interest rate provisions of the agreement. There were no amounts outstanding under this facility as of July 1, 2000. Our old credit facility, due to expire on December 31, 2000, was terminated as part of the transaction.

The senior subordinated notes are not collateralized and are subordinate in right of payment to the term loans and borrowings under the new revolving credit facility (collectively the "senior secured credit facility"). The senior secured credit facility is with the same lenders and is collateralized by substantially all the assets of our domestic operations and all of our capital stock (limited to 65 percent in the case of foreign subsidiaries). The senior

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


     secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the senior secured credit facility, including letter of credit fees, agency fees and commitment fees. Commitment fees will be payable quarterly, initially at a rate per annum of 0.5 percent on the average daily unused portion of the revolving credit facility.

     The variable rate on the senior secured credit facility is predominantly linked to the London Interbank Offered Rate ("LIBOR") as determined in three month intervals. To manage our exposure to changes in the LIBOR, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0 percent. The swap agreement becomes effective on August 15, 2000 with a notional amount of $135.0 million, decreasing to $70.0 million quarterly over the next three years. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss.

     The senior subordinated notes were issued with detachable warrants and an original issuance discount, resulting in total discounts of $19.7 million. The detachable warrants were valued at $10.7 million and are exercisable through 2011. The value of the warrants has been included as a component of stockholders' deficit. If all the warrants were to be exercised, the holders would acquire shares (at a price of $0.01 per share) of our Class E common stock representing approximately 4.0 percent of the total number of shares (outstanding immediately after the transaction) of our common equity on a fully diluted basis. The entire discount is being amortized to interest expense through 2011.

4.   Redeemable Preferred Stock

     In connection with the recapitalization, we issued redeemable, payment-in-kind preferred shares which have an initial liquidation preference of $60.0 million and are entitled to receive dividends at 14.0 percent per annum, compounded quarterly and payable either in cash or in additional shares of the same series of preferred stock. The redeemable preferred shares are subject to mandatory redemption by Jostens in May 2011. In connection with the redeemable preferred shares, the company ascribed $14.0 million of the proceeds to detachable warrants to purchase shares of our Class E common stock, which is reflected as a component of stockholders' deficit. In addition, $3.0 million of issuance costs have been netted against the initial proceeds and are reflected as a reduction to the carrying amount of the preferred stock. The carrying value of the preferred stock will be accreted to full liquidation preference value plus unpaid preferred stock dividends over the eleven year period of the redeemable preferred stock through changes to the accumulated deficit account.

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-
                                  (CONTINUED)

5.   Earnings (Loss) Per Common Share

     Basis earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income available to common shareholders by the average number of common shares outstanding, including the dilutive effects of options, restricted stock and contingently issuable shares.

     Basis and diluted earnings (loss) per share were calculated using the following:

                                                                         Three months ended                  Six months ended
                                                                 ---------------------------------    ------------------------------
                                                                      July 1            July 3           July 1            July 3
In thousands, except per-share data                                    2000              1999             2000              1999
--------------------------------------------------------------------------------------------------    ------------------------------
Net income (loss)                                                       $ (4,290)         $ 39,046         $  7,029         $ 47,089
Dividends and accretion on redeemable preferred stock                      1,243                --            1,243               --
--------------------------------------------------------------------------------------------------    ------------------------------
Net income (loss) available to common shareholders                      $ (5,533)         $ 39,046         $  5,786         $ 47,089
==================================================================================================    ==============================

Weighted average number of common shares outstanding - basic              18,880            34,128           25,043           34,488
Dilutive shares                                                               --  /1/           80              273 /2/          102
--------------------------------------------------------------------------------------------------    ------------------------------
Weighted average number of common shares outstanding - diluted            18,880            34,208           25,316           34,590
==================================================================================================    ==============================

Earnings (loss) per share - basic                                       $  (0.29)         $   1.14         $   0.23         $   1.37

Earnings (loss) per share - diluted                                     $  (0.29)         $   1.14         $   0.23         $   1.36

 /1/ Options and warrants to purchase 1,459 shares were not included as their effect would have been antidilutive.

/2/ Options to purchase 503 shares were not included as their effect would have been antidilutive.

                        JOSTENS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)



6.   Special Charge

     During the fourth quarter of 1999, we recorded a special charge of $20.2 million. Cash outlays associated with the charge were $2.2 million in the first half of 2000. The components of the special charge and utilization in 1999 and the first half of 2000 are as follows:

                                                                                           Utilization
                                                                                     -------------------------
                                                                                                 Six months
                                                                            Initial                  ended            Balance
     In thousands                                                           accrual     1999     July 1, 2000     July 1, 2000
     -----------------------------------------------------------------------------------------------------------------------------
     Employee termination benefits                                          $ 4,910    $    --        $2,015           $2,895
     Abandonment of internal use software under development                   6,455      6,245            --              210
     Write-off of impaired goodwill related to retail class ring sales
         channel                                                              4,560      4,560            --               --
     Write-off of goodwill related to exiting the college alumni
         direct marketing business                                            3,086      3,086            --               --
     Other costs related to exiting the college alumni direct
         marketing business                                                   1,183        270           210              703
     -----------------------------------------------------------------------------------------------------------------------------
                                                                            $20,194    $14,161        $2,225           $3,808
     =============================================================================================================================

     We expect to complete restructuring activities and utilize the majority of remaining charge by the end of 2000.

     As a result of the special charge, the work force was reduced by about 100 personnel, primarily in corporate staff and executive functions and in our college alumni direct marketing business.

7.   Inventories

     Inventories were comprised of the following:

                                                                                 July 1            July 3           January 1
     In thousands                                                                 2000              1999               2000
     ----------------------------------------------------------------------------------------------------------------------------
     Raw material and supplies                                                  $18,765           $26,229            $17,886
     Work-in-process                                                             28,178            27,089             29,772
     Finished goods                                                              19,376            24,465             40,181
     ----------------------------------------------------------------------------------------------------------------------------
     Total inventories                                                          $66,319           $77,783            $87,839
     ============================================================================================================================

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-
                                  (CONTINUED)

8.   Comprehensive Income (loss)

     Comprehensive income (loss) and its components, net of tax, are as follows:

                                                               Three months ended                          Six months ended
                                                     -------------------------------------   ---------------------------------------
                                                           July 1              July 3                 July 1              July 3
In thousands                                                2000                1999                   2000                1999
------------------------------------------------------------------------------------------   ---------------------------------------
Net income (loss)                                             $ (4,290)            $39,046               $ 7,029             $47,089

Change in cumulative translation adjustment                       (662)                517                  (662)                768
------------------------------------------------------------------------------------------   ---------------------------------------
Comprehensive income (loss)                                   $ (4,952)            $39,563               $ 6,367             $47,857
==========================================================================================   =======================================

9.   Business Segments

     Financial information by reportable business segment is included in the following summary:

                                                               Three months ended                         Six months ended
                                                 ------------------------------------------    ------------------------------------
                                                          July 1                July 3              July 1                July 3
In thousands                                               2000                  1999                2000                  1999
-------------------------------------------------------------------------------------------    ------------------------------------
Net Sales From External Customers

School Products                                             $ 273,220             $ 266,135           $ 424,662           $ 408,923

Recognition                                                    24,497                31,938              45,568              53,536

Other                                                           4,081                 5,088               6,157               7,060
-------------------------------------------------------------------------------------------    ------------------------------------
Consolidated                                                $ 301,798             $ 303,161           $ 476,387           $ 469,519
===========================================================================================    ====================================

Operating Income

School Products                                             $  80,246             $  76,484           $ 108,657           $ 100,942

Recognition                                                       232                 2,033                 (76)              2,162

Other                                                         (53,138) /1/          (11,434)            (60,491) /1/        (21,464)
-------------------------------------------------------------------------------------------    ------------------------------------
Consolidated                                                   27,340                67,083              48,090              81,640

Net interest expense                                           13,077  /2/            1,459              14,804 /2/           2,498
-------------------------------------------------------------------------------------------    ------------------------------------
Income before income taxes                                  $  14,263             $  65,624           $  33,286           $  79,142
===========================================================================================    ====================================

  /1/ The Other segment includes $45.7 million of transaction related costs as discussed in footnote 2 "Merger and Recapitalization."

  /2/ Net interest expense increased due to higher debt levels resulting from the transaction as discussed in footnote 2 "Merger and Recapitalization."

Capitalized deferred financing costs associated with obtaining financing for the transaction have been included in the Other segment's identifiable assets.

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

10   Income Taxes

     Income taxes for the three and six month periods ended July 1, 2000 were accrued at a rate of 41.5 percent compared with 40.5 percent for the comparable periods in 1999. The year-to-date effective rate for July 1, 2000 was 78.9 percent and reflects the impact of non-deductible transaction related costs of approximately $30.0 million.

11.  Condensed Consolidating Information

     Jostens' wholly-owned foreign subsidiaries are not co-borrowers under the new $645.0 million senior secured credit facility and do not guarantee $225.0 million aggregate principal amount of senior subordinated notes. As such, the information which follows presents the condensed consolidating financial position as of July 1, 2000, July 3, 1999 and January 1, 2000; the condensed consolidating results of operations for the three and six month periods ended July 1, 2000 and July 3, 1999; and the condensed consolidating cash flows for the six month periods ended July 1, 2000 and July 3, 1999 of (a) the parent company only ("Parent"), (b) the combined Non-Guarantors ("Non-Guarantors"), (c) eliminating entries and (d) Jostens, Inc. and Subsidiaries on a consolidated basis. Effective July 29, 2000, Jostens wholly-owned domestic subsidiary merged with and into Jostens and as a result, amounts and balances of this wholly-owned domestic subsidiary have been consolidated with the parent company.

                        JOSTENS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)

                         JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               AS OF JULY 1, 2000

In thousands                                        Parent          Non-guarantors       Eliminations        Consolidated
----------------------------------------------------------------------------------------------------------------------------
                                                    ASSETS
                                                    ------
Current assets

Cash and cash equivalents                         $  19,200           $  16,675           $       --           $   35,875
Accounts receivable, net of allowance               120,597               4,908                   --              125,505
Inventories                                          62,684               3,635                   --               66,319
Deferred income taxes                                17,400                  --                   --               17,400
Salespersons overdrafts, net of allowance             6,822               4,286                   --               11,108
Prepaid expenses and other current assets             5,230                 362                   --                5,592
----------------------------------------------------------------------------------------------------------------------------
    Total current assets                            231,933              29,866                   --              261,799

Other Assets

Intercompany accounts                                 4,712              (4,712)                  --                   --
Intangibles, net                                     13,626               4,683                   --               18,309
Deferred financing costs, net                        35,606                  --                   --               35,606
Other                                                43,438                 218              (17,726)              25,930

----------------------------------------------------------------------------------------------------------------------------
    Total other assets                               97,382                 189              (17,726)              79,845

Property and equipment, net                          75,571               3,247                   --               78,818
----------------------------------------------------------------------------------------------------------------------------
                                                  $ 404,886           $  33,302           $  (17,726)             420,462
============================================================================================================================

                                   LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
                                   --------------------------------------------------
Current liabilities

Accounts payable                                  $  17,688           $   1,291           $       --           $   18,979
Accrued employee compensation and related taxes      24,694                 980                   --               25,674
Commissions payable                                  51,762               1,648                   --               53,410
Customer deposits                                    52,213               3,064                   --               55,277
Income taxes payable                                 34,688                 (71)                  --               34,617
Current portion of long-term debt                     5,500                  --                   --                5,500
Other accrued liabilities                            35,856                 315                   --               36,171
----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                       222,401               7,227                   --              229,628

Long-term debt, net of current maturities           694,797                  --                   --              694,797
Other noncurrent liabilities                          8,215                  --                   --                8,215
----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                               925,413               7,227                   --              932,640

Commitments and contingencies                            --                  --                   --                   --

Redeemable Preferred Stock                           44,243                  --                   --               44,243

Shareholders' investment (deficit)                 (564,770)             26,075              (17,726)            (556,421)
----------------------------------------------------------------------------------------------------------------------------
                                                  $ 404,886           $  33,302           $  (17,726)          $  420,462
============================================================================================================================

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)


                        JOSTENS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF JULY 3, 1999

In thousands                                                 Parent     Non-guarantors      Eliminations        Consolidated
----------------------------------------------------------------------------------------------------------------------------
                                                             ASSETS
                                                             ------
Current assets
Cash and cash equivalents                               $       614        $     7,791       $        --          $    8,405
Accounts receivable, net of allowance                       124,011              5,368                --             129,379
Inventories                                                  73,408              4,375                --              77,783
Deferred income taxes                                        14,682                                   --              14,682
Salespersons overdrafts, net of allowance                     6,993              4,941                --              11,934
Prepaid expenses and other current assets                     4,142                240                --               4,382
----------------------------------------------------------------------------------------------------------------------------
    Total current assets                                    223,850             22,715                --             246,565

Other Assets
Intercompany accounts                                         3,376             (3,376)               --                  --
Intangibles, net                                             22,483              5,155                --              27,638
Other                                                        31,258                 62           (17,157)             14,163
----------------------------------------------------------------------------------------------------------------------------
    Total other assets                                       57,117              1,841           (17,157)             41,801

Property and equipment, net                                  85,306              3,765                --              89,071
----------------------------------------------------------------------------------------------------------------------------
                                                        $   366,273        $    28,321       $   (17,157)         $  377,437
============================================================================================================================

                                        LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
                                        --------------------------------------------------

Current liabilities
Short-term borrowings                                   $    93,690        $        --       $        --          $   93,690
Accounts payable                                             15,080                922                --              16,002
Accrued employee compensation and related taxes              21,846              1,314                --              23,160
Commissions payable                                          50,385              1,256                --              51,641
Customer deposits                                            50,657              2,919                --              53,576
Income taxes payable                                         31,409               (456)               --              30,953
Other accrued liabilities                                    20,720                372                --              21,092
----------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                               283,787              6,327                --             290,114

Long-term debt, net of current maturities                     3,600                                                    3,600
Other noncurrent liabilities                                 15,698                 --                --              15,698
----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                       303,085              6,327                --             309,412

Commitments and contingencies                                                       --                --                  --

Shareholders' investment (deficit)                           63,188             21,994           (17,157)             68,025
----------------------------------------------------------------------------------------------------------------------------
                                                        $   366,273        $    28,321       $   (17,157)         $  377,437
============================================================================================================================

                        JOSTENS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)

                        JOSTENS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                             AS OF JANUARY 1, 2000

In thousands                                       Parent         Non-guarantors    Eliminations       Consolidated
=======================================================================================================================
                                                         ASSETS
                                                         ------
Current assets
Cash and cash equivalents                             $  26,604       $  11,913          $      --         $  38,517
Accounts receivable, net of allowance                   102,512           5,126                 --           107,638
Inventories                                              84,574           3,265                 --            87,839
Deferred income taxes                                    17,400              --                 --            17,400
Salespersons overdrafts, net of allowance                19,514           6,680                 --            26,194
Prepaid expenses and other current assets                 8,457             264                 --             8,721
-----------------------------------------------------------------------------------------------------------------------
  Total current assets                                  259,061          27,248                 --           286,309

Other Assets
Intercompany accounts                                     1,096          (1,096)                --                --
Intangibles, net                                         13,940           4,955                 --            18,895
Other                                                    35,398             200            (17,726)           17,872
-----------------------------------------------------------------------------------------------------------------------
  Total other assets                                     50,434           4,059            (17,726)           36,767

Property and equipment, net                              80,770           3,870                 --            84,640
-----------------------------------------------------------------------------------------------------------------------
                                                      $ 390,265       $  35,177          $ (17,726)        $ 407,716
=======================================================================================================================

                                   LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
                                   --------------------------------------------------
Current liabilities
Short-term borrowings                                 $ 117,608       $      --          $      --         $ 117,608
Accounts payable                                         21,631           2,010                 --            23,641
Accrued employee compensation and related taxes          28,353           1,125                 --            29,478
Commissions payable                                      23,371           2,763                 --            26,134
Customer deposits                                       109,951           3,007                 --           112,958
Income taxes payable                                     16,974             249                 --            17,223
Other accrued liabilities                                29,254             846                 --            30,100
-----------------------------------------------------------------------------------------------------------------------
  Total current liabilities                             347,142          10,000                 --           357,142

Long-term debt, net of current maturities                 3,600              --                 --             3,600
Other noncurrent liabilities                             10,464              --                 --            10,464
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                     361,206          10,000                 --           371,206

Commitments and contingencies                                --              --                 --                --

Redeemable Preferred Stock                                   --              --                 --                --

Shareholders' investment (deficit)                       29,059          25,177            (17,726)           36,510
-----------------------------------------------------------------------------------------------------------------------
                                                      $ 390,265       $  35,177          $ (17,726)        $ 407,716
=======================================================================================================================

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-
                                  (CONTINUED)

                        JOSTENS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED JULY 1, 2000

In thousands                                Parent           Non-guarantors      Consolidated
================================================================================================
Net sales                                     $285,892            $15,906            $301,798

Cost of products sold                          127,189              8,012             135,201
------------------------------------------------------------------------------------------------
  Gross profit                                 158,703              7,894             166,597

Selling and administrative expenses             87,435              6,111              93,546

Transaction costs                               45,711                 --              45,711
------------------------------------------------------------------------------------------------
Operating income                                25,557              1,783              27,340

Interest income                                   (142)              (135)               (277)

Interest expense                                13,338                 16              13,354
------------------------------------------------------------------------------------------------
  Income before income taxes                    12,361              1,902              14,263

Income taxes                                    17,753                800              18,553
------------------------------------------------------------------------------------------------
Net income (loss)                              $(5,392)           $ 1,102            $ (4,290)
================================================================================================



                        JOSTENS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JULY 1, 2000

In thousands                                    Parent          Non-guarantors       Consolidated
====================================================================================================
Net sales                                         $452,724           $23,663             $476,387

Cost of products sold                              191,133            10,654              201,787
----------------------------------------------------------------------------------------------------
  Gross profit                                     261,591            13,009              274,600

Selling and administrative expenses                170,451            10,348              180,799

Transaction costs                                   45,711                --               45,711
----------------------------------------------------------------------------------------------------
Operating income                                    45,429             2,661               48,090

Interest income                                       (247)             (241)                (488)

Interest expense                                    15,251                41               15,292
----------------------------------------------------------------------------------------------------
  Income before income taxes                        30,425             2,861               33,286

Income taxes                                        24,957             1,300               26,257
----------------------------------------------------------------------------------------------------
Net income                                        $  5,468           $ 1,561             $  7,029
====================================================================================================

                   JOSTENS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)

                        JOSTENS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JULY 3, 1999

In thousands                                Parent     Non-guarantors  Consolidated
-----------------------------------------------------------------------------------
Net sales                                   $289,864      $13,297       $303,161
Cost of products sold                        134,566        6,178        140,744
-----------------------------------------------------------------------------------
    Gross profit                             155,298        7,119        162,417
Selling and administrative expenses           89,894        5,440         95,334
-----------------------------------------------------------------------------------
Operating income                              65,404        1,679         67,083
Interest income                                  (65)         (51)          (116)
Interest expense                               1,560           15          1,575
-----------------------------------------------------------------------------------
    Income before income taxes                63,909        1,715         65,624
Income taxes                                  25,878          700         26,578
-----------------------------------------------------------------------------------
Net income (loss)                           $ 38,031      $ 1,015       $ 39,046
===================================================================================


                         JOSTENS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JULY 3, 1999

In thousands                               Parent       Non-guarantors    Consolidated
--------------------------------------------------------------------------------------
Net sales                                 $449,831      $19,688           $469,519
Cost of products sold                      200,747        8,496            209,243
--------------------------------------------------------------------------------------
    Gross profit                           249,084       11,192            260,276
Selling and administrative expenses        169,578        9,058            178,636
--------------------------------------------------------------------------------------
Operating income                            79,506        2,134             81,640
Interest income                               (104)         (97)              (201)
Interest expense                             2,659           40              2,699
--------------------------------------------------------------------------------------
    Income before income taxes              76,951        2,191             79,142
Income taxes                                31,178          875             32,053
--------------------------------------------------------------------------------------
Net income                                $ 45,773      $ 1,316           $ 47,089
======================================================================================

                        JOSTENS, INC. AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)

                        JOSTENS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 1, 2000

In thousands                                                              Parent          Non-guarantors       Consolidated
------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                                $      5,468         $     1,561         $     7,029
Depreciation                                                                    12,061                 623              12,684
Amortization of debt discount and deferred financing costs                       1,011                  --               1,011
Amortization of goodwill                                                           314                 222                 536
Changes in operating assets and liabilities
    Accounts receivable                                                        (18,085)                218             (17,867)
    Inventories                                                                 21,890                (370)             21,520
    Salespersons overdrafts                                                     12,692               2,394              15,086
    Prepaid expenses and other current assets                                    3,227                 (98)              3,129
    Intercompany accounts                                                       (3,616)              3,616                  --
    Accounts payable                                                            (9,575)               (719)            (10,294)
    Accrued employee compensation and related taxes                             (3,659)               (145)             (3,804)
    Commissions payable                                                         28,391              (1,115)             27,276
    Customer deposits                                                           57,738)                 57             (57,681)
    Income taxes payable                                                        17,714                (320)             17,394
    Other                                                                       (1,819)             (1,058)             (2,877)
------------------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                  8,276               4,866              13,142
------------------------------------------------------------------------------------------------------------------------------
Investing activities
Purchases of property and equipment                                             (7,150)                 --              (7,150)
Equity investments                                                              (1,103)                 --              (1,103)
Other                                                                              499                (104)                395
------------------------------------------------------------------------------------------------------------------------------
      Net cash used for investing activities                                    (7,754)               (104)             (7,858)
------------------------------------------------------------------------------------------------------------------------------
Financing activities
Net short-term borrowings (repayments)                                        (111,976)                 --            (111,976)
Repurchases of common stock                                                   (823,630)                 --            (823,630)
Principal payments on long-term debt                                            (3,600)                 --              (3,600)
Proceeds from issuance of long-term debt                                       700,139                  --             700,139
Proceeds from issuance of common shares                                        208,693                  --             208,693
Net proceeds from the issuance of preferred stock                               43,000                  --              43,000
Proceeds from the issuance of warrants to purchase common shares                24,733                  --              24,733
Dividends paid to common shareholders                                           (7,331)                 --              (7,331)
Proceeds from exercise of stock options                                            555                  --                 555
Issuance of officer note receivable                                             (2,050)                 --              (2,050)
Debt acquisition costs                                                         (36,459)                 --             (36,459)
------------------------------------------------------------------------------------------------------------------------------
      Net cash used for financing activities                                    (7,926)                 --              (7,926)
------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                             (7,404)              4,762              (2,642)
Cash and cash equivalents, beginning of period                                  26,604              11,913              38,517
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $     19,200         $    16,675         $    35,875
==============================================================================================================================

Supplemental information
Income taxes paid                                                         $      7,135         $     1,628         $     8,763
Interest paid                                                             $      6,726         $        41         $     6,767

                        JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)

                        JOSTENS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JULY 3, 1999



In thousands                                              Parent           Non-guarantors      Consolidated
--------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                    $45,773              $1,316             $47,089
Depreciation                                                   11,072                 591              11,663
Amortization of debt discount and deferred financing costs          6                  --                   6
Amortization of goodwill                                          928                 197               1,125
Changes in operating assets and liabilities
   Accounts receivable                                        (23,232)                200             (23,032)
   Inventories                                                 13,820              (1,109)             12,711
   Salespersons overdrafts                                      8,693                  62               8,755
   Prepaid expenses and other current assets                    1,469                (114)              1,355
   Intercompany accounts                                       (4,393)              4,393                  --
   Accounts payable                                            (1,373)             (1,124)             (2,497)
   Accrued employee compensation and related taxes             (4,373)                (27)             (4,400)
   Commissions payable                                         29,133                 377              29,510
   Customer deposits                                          (38,977)                461             (38,516)
   Income taxes payable                                        27,067                (827)             26,240
   Other                                                      (2,793)                  78              (2,715)
--------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                 62,820                4,474              67,294
--------------------------------------------------------------------------------------------------------------
Investing activities
Purchases of property and equipment                           (12,963)               (376)            (13,339)
Equity investments                                             (5,000)                 --              (5,000)
Other                                                             721                 (67)                654
--------------------------------------------------------------------------------------------------------------
    Net cash used for investing activities                    (17,242)               (443)            (17,685)
--------------------------------------------------------------------------------------------------------------
Financing activities
Net short-term borrowings (repayments)                         (5,415)                 --              (5,415)
Repurchases of common stock                                   (25,007)                 --             (25,007)
Dividends paid to common shareholders                         (15,231)                 --             (15,231)
Proceeds from exercise of stock options                         1,854                  --               1,854
--------------------------------------------------------------------------------------------------------------
    Net cash used for financing activities                    (43,799)                 --             (43,799)
--------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                             1,779               4,031               5,810
Cash and cash equivalents, beginning of period                 (1,165)              3,760               2,595
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $614              $7,791              $8,405
==============================================================================================================

Supplemental information
Income taxes paid                                             $ 3,273             $ 1,716             $ 4,989
Interest paid                                                 $ 2,936             $    40             $ 2,976

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Our disclosure and analysis in this report may contain some "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Any change in the following factors may impact the achievement of results:

     .  our ability to satisfy our debt obligations;

     . our ability to achieve the intended benefits of our corporate restructuring announced in the fourth quarter of 1999;

     . our relationship with our independent and employee sales representatives;

     . litigation cases if decided against us, may adversely affect our financial results;

     . environmental regulations that could impose substantial costs upon us and may adversely affect our financial results;

     .  the fluctuating prices of raw materials, primarily gold;

     . the seasonality of our School Products segment sales and operating income;

     . our dependence on a key supplier for our synthetic and semiprecious stones; and

     .  fashion and demographic trends.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS
The following table sets forth selected information from our Condensed Consolidated Statements of Operations.

                                                     Three months ended                          Six months ended
                                       ----------------------------------------     ---------------------------------------
                                             July 1         July 3                    July 1          July 3
Dollars in thousands                          2000           1999      % Change        2000            1999        % Change
-------------------------------------------------------------------------------     ----------------------------------------
Net sales                                   $301,798        $303,161     (0.4%)      $476,387        $469,519          1.5%
    % of net sales                             100.0%          100.0%                   100.0%          100.0%

Cost of products sold                        135,201         140,744     (3.9%)       201,787         209,243         (3.6%)
    % of net sales                              44.8%           46.4%                    42.4%           44.6%
-------------------------------------------------------------------------------     ----------------------------------------

Gross profit                                 166,597         162,417      2.6%        274,600         260,276          5.5%
    % of net sales                              55.2%           53.6%                    57.6%           55.4%

Selling and administrative expenses           93,546          95,334     (1.9%)       180,799         178,636          1.2%
    % of net sales                              31.0%           31.4%                    38.0%           38.0%

Transaction costs                             45,711              --      0.0%         45,711              --          0.0%
    % of net sales                              15.1%            0.0%                     9.6%            0.0%
-------------------------------------------------------------------------------     ----------------------------------------

Operating income                              27,340          67,083    (59.2%)        48,090          81,640        (41.1%)
    % of net sales                               9.1%           22.1%                    10.1%           17.4%

Interest income                                 (277)           (116)   138.8%           (488)           (201)       142.8%
    % of net sales                              -0.1%            0.0%                    -0.1%            0.0%

Interest expense                              13,354           1,575    747.9%         15,292           2,699        466.6%
    % of net sales                               4.4%            0.5%                     3.2%            0.6%
-------------------------------------------------------------------------------     ----------------------------------------

Income before income taxes                    14,263          65,624    (78.3%)        33,286          79,142        (57.9%)
    % of net sales                               4.7%           21.6%                     7.0%           16.9%

Income taxes                                  18,553          26,578    (30.2%)        26,257          32,053        (18.1%)
    % of net sales                               6.1%            8.8%                     5.5%            6.8%
-------------------------------------------------------------------------------     ----------------------------------------

Net income (loss)                            $(4,290)        $39,046   (111.0%)        $7,029         $47,089        (85.1%)
===============================================================================     ========================================
    % of net sales                             -1.49%           12.9%                     1.5%           10.0%

Percentages in this table may reflect rounding adjustments.


Net sales
The change in net sales for the three and six month periods was due to price/mix increases averaging approximately 3.2 percent and 2.7 percent, respectively, and volume decreases of approximately 3.6 percent and 1.2 percent, respectively.

Second quarter and year-to-date net sales by segment and the changes from last year were as follows:

                                                   Three months ended                                 Six months ended
                                       -------------------------------------------       --------------------------------------
                                        July 1           July 3                           July 1           July 3
In thousands                             2000             1999           % change          2000             1999      % change
----------------------------------------------------------------------------------       --------------------------------------
School Products                        $273,220         $266,135            2.7%          $424,662         $408,923         3.8%

Recognition                              24,497           31,938          (23.3%)           45,568           53,536       (14.9%)

Other                                     4,081            5,088          (19.8%)            6,157            7,060       (12.8%)
----------------------------------------------------------------------------------       --------------------------------------
Consolidated                           $301,798         $303,161           (0.4%)         $476,387         $469,519         1.5%
==================================================================================       ======================================

     School Products
     The increase in School Products sales for the three and six month periods was primarily due to:

          . fewer yearbook rebates and returns resulting from improvements with Jostens Direct Solutions ("JDS") (a direct payment program for parents of high school students);

          .  increased JDS processing fees; and

          .  an increase in commercial printing volume.

     In addition, the increase for the six month period reflects:

          . higher sales of add-on features in our Printing and Publishing product line;

          .  sales of graduation announcements to more schools; and

          .  expanded sales of graduation accessories.

     These increases were offset by:

          . accelerated jewelry shipments into the fourth quarter of 1999 due to improved manufacturing efficiencies compared with the prior year.

     Recognition

     The decrease in Recognition sales for the three and six month periods was primarily due to a decline in the headcount of the sales force as well as lost customers as a result of problems encountered with a system implementation that took place in 1999.

     Other

     Other segment sales decreased for the three and six month periods as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999. Sales for this business were $1.4 million and $1.8 million for the three and six month periods ended July 3, 1999, respectively.

Gross Profit

Gross margin for the three and six months ended July 1, 2000 was 55.2 percent and 57.6 percent, compared with 53.6 percent and 55.4 percent, respectively, for the comparable periods in 1999.

     The increase in gross margin for the three and six month period was primarily due to:

          .  favorable product mix and price increases; and

          .  manufacturing efficiencies in our School Products segment in 2000.

     In addition, the increase for the six month period reflects:

     . a $1.5 million non-recurring charge in the first quarter of 1999 to close a facility in Mexico and realign Jewelry operations in the United States.

  These increases were partially offset by:

     . sales decreases in Recognition as a result of problems encountered with a system implementation that took place in 1999.

Selling and Administrative Expenses

Selling and administrative expenses for the three and six months ended July 1, 2000 were $93.5 million and $180.8 million, compared with $95.3 million and $178.6 million, respectively, for the comparable periods in 1999.

  The changes reflect the following offsetting increases and decreases:

     . lower amortization expense in 2000 related to our write-off of goodwill as part of the 1999 special charge;

     . lower costs as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999;

     . lower legal fees in 2000 compared with 1999 primarily due to the litigation with Taylor Publishing;

     . reduced spending on temporary labor and lower costs in our Recognition segment in 2000 compared with 1999 due to the system implementation;

     . higher selling expense in 2000 related to programs and initiatives intended to increase our sales;

     .   higher bad debt expense in 2000; and

     . higher information system expense, primarily associated with depreciation.

  In addition, the six month period reflects:

     .   higher commission expense in 2000 due to increased sales.

Operating Income

Second quarter and year-to-date operating income (loss) by segment and the changes from last year were as follows:

                           Three months ended                               Six months ended
                ----------------------------------------          -----------------------------------------
                          July 1        July 3                            July 1        July 3
In thousands               2000          1999     % change                 2000          1999       % change
--------------------------------------------------------          -----------------------------------------
School Products       $  80,246    $  76,484      4.9%               $  108,657     $ 100,942         7.6%

Recognition                 232        2,033    (88.6%)                     (76)        2,162      (103.5%)

Other                   (53,138)     (11,434)   364.7%                  (60,491)      (21,464)      181.8%
--------------------------------------------------------          -----------------------------------------
Consolidated          $  27,340    $  67,083    (59.2%)              $   48,090     $  81,640       (41.1%)
========================================================          =========================================

  School Products

  The increase in School Products operating income for the three and six month periods was primarily due to:

     .  favorable product mix and price increases;

     .  fewer yearbook rebates and returns resulting from improvements with JDS;

     .  increased JDS processing fees;

     .  an increase in commercial printing volume;

     .  manufacturing efficiencies in 2000; and

     .  lower legal fees in 2000 compared with 1999.

  In addition the six month period increase reflects:

     . higher sales of add-on features in our Printing and Publishing product line;

     .  sales of graduation announcements to more schools;

     .  expanded sales of graduation accessories; and

     . a $1.5 million charge in the first quarter of 1999 to close a facility in Mexico and realign Jewelry operations in the United States.

  These increases were partially offset by:

     . the acceleration of jewelry sales into the fourth quarter of 1999 due to manufacturing efficiencies compared with the prior year;

     . higher selling and marketing expense in 2000 related to programs and initiatives intended to increase sales;

     .  higher bad debt expense in 2000; and

     . higher information system depreciation expense as a result of our 1999 system implementations.

  In addition, the six month period increase was offset by:

     .  higher commission expense in 2000 due to increased sales.

  Recognition

  The decrease in Recognition operating income was primarily due to:

     . a sales decrease due to a decline in the head count of the sales force and lost customers as a result of problems encountered with a system implementation that took place in 1999.

     . higher information system depreciation expense as a result of our 1999 system implementation.

  These decreases were partially offset by:

     . reduced spending on temporary labor in 2000 compared with 1999 when we prepared for a system implementation that took place in 1999; and

     . lower costs in 2000 compared to 1999 related to problems encountered during the system implementation.

  Other

  The increase in Other operating loss was primarily due to costs of $45.7 million associated with the transaction on May 10, 2000. This was offset by:

     . lower selling and administrative expenses as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999;

     . lower spending in 2000 compared with 1999 related to our new product and channel development group; and

     . lower information system expense related to the year 2000 and Oracle system.

Transaction Costs

We incurred costs consisting of professional fees and transaction expenses associated with the merger and recapitalization. Transaction costs of $45.7 million were expensed in the second quarter of 2000. The remaining costs of $36.5 million were deferred and are being amortized over the applicable lives of the debt for up to a maximum of ten years.

Net Interest Expense

Net interest expense increased $11.6 million and $12.3 million in the three and six month periods ended July 1, 2000, respectively, over the prior year periods. The increases are primarily due to additional interest expense resulting from the new senior secured credit facility and the issuance of the senior subordinated notes in connection with the transaction.

Income Taxes

Income taxes for the three and six month periods ended July 1, 2000 were accrued at a rate of 41.5 percent compared with 40.5 percent for the comparable periods in 1999. The year-to-date effective rate for July 1, 2000 was 78.9 percent and reflects non-deductible transaction related costs of $30.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt obligations, capital expenditures, working capital, redeemable securities and general corporate purposes. Cash generated from operating activities and proceeds in connection with the transaction including a new senior secured credit facility, issuance of the senior subordinated notes, issuance of redeemable preferred stock, and issuance of common stock were our main sources of liquidity for the six month period ended July 1, 2000. These funds covered our cash payments made in connection with the transaction, including $25.25 for each share of common stock tendered, debt acquisition costs and the pay-off of borrowings under the credit facilities existing prior to the transaction. In addition, we made investments in property and equipment.

Operating Activities

Operating activities generated cash of $13.1 million in the first six months of 2000, compared with $67.3 million for the same period in the prior year. The decrease of $54.2 million was primarily due to lower net income related to cash payments associated with the transaction. In addition, during the six months ended July 1, 2000, cash was unfavorably impacted by the timing of customer deposits and accounts payable and favorably impacted by reduced inventories.

Investing Activities

Capital expenditures for the first six months of 2000 were $7.2 million, compared with $13.3 million for the same period in 1999. The decrease of $6.1 million relates primarily to higher capital expenditures in 1999 on information systems.

In the first half of 1999 we invested $5 million to take an ownership position in Family Education Network, a privately held company, which creates web sites for schools to link school districts with students and their families. Subsequent to July 1, 2000, we sold our entire ownership position in this investment for $5.0 million.

Financing Activities

Net cash used for financing activities in the first six months of 2000 was $7.9 million, compared with $43.8 million for the same period in 1999. The decrease of the net cash used for financing activities of $35.9 million was primarily due proceeds from the new senior secured credit facility, issuance of the senior subordinated notes, issuance of redeemable preferred stock and issuance of common stock in connection with the transaction. In addition, we had no common stock repurchases in 2000 and no dividend was paid in the second quarter of 2000. These decreases were offset by payment of $25.25 for each share of common stock tendered in the transaction and the pay-off of credit facilities existing prior to the transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the transaction, our earnings could be highly affected by changes in the London Interbank Offered Rate ("LIBOR") due to our new senior secured credit facility which bears a variable rate predominantly linked to the LIBOR as determined in three month intervals. To reduce our exposure to these interest rate changes, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0 percent. The swap agreement becomes effective on August 15, 2000 with a notional amount of $135 million, decreasing to $70.0 million quarterly over the next three years. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure.

For 1999 our earnings were affected by changes in short-term interest rates as a result of issuing commercial paper. For 2000, our earnings are affected by changes in the LIBOR as a result of our new senior secured credit facility. If short-term interest rates or the LIBOR averaged 10 percent more or less in 1999 and 2000, our interest expense would have changed by approximately $1.3 million for the six month period in 2000 and $0.7 million for the year in 1999.

There have been no other material changes in our market risk during the six months ended July 1, 2000. For additional information, refer to Item 7A of our 1999 Form 10-K.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On May 9, 2000, we agreed in principal to settle three purported class action lawsuits that were filed in Minnesota district court for the County of Hennepin against Jostens and its directors alleging breaches of fiduciary duty by Jostens' directors in connection with the merger. The settlement is subject to court approval.

         On July 10, 2000, the Fifth Circuit affirmed the trial court's entry of judgment as a matter of law on Jostens behalf, in connection with an antitrust action brought against Jostens by Taylor Publishing Company. On July 24, 2000, Taylor filed a petition with the Fifth Circuit to rehear the case in front of the panel that previously heard the case. The Fifth Circuit denied this petition on August 10, 2000. Taylor has until October 23, 2000 to petition the U.S. Supreme Court to review the case. For additional information, refer to Item 3 of our 1999 Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Incorporated by reference to Item 4 contained in the Report on Form 10-Q for the quarterly period ended April 1, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)               Exhibits

                       12  Computation of Ratio of Earnings to Fixed Charges

                       27  Financial Data Schedule

         (b)               Reports on Form 8-K

                           A Form 8-K dated and filed on May 25, 2000, announcing and describing the merger and recapitalization and related financings.

                           A Form 8-K dated and filed on July 19, 2000, announcing the 5th U.S. Court of Appeals decision to deny an appeal by Taylor Publishing Company and affirm the Texas Federal trial court's judgement to overturn a jury verdict against Jostens.

                           A Form 8-K dated July 26, 2000 and filed on August 2, 2000 announcing the resignation of Ernst and Young LLP as our independent accountants.

                           A Form 8-K dated and filed on August 10, 2000 announcing the engagement of PricewaterhouseCoopers LLP as our new independent accountants.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2000.


                              JOSTENS, INC.
                              Registrant

                              By /s/ Carl H. Blowers
                              ---------------------------------------
                              Carl H. Blowers
                              Senior Vice President


                              By /s/ William N. Priesmeyer
                              ---------------------------------------
                              William N. Priesmeyer
                              Senior Vice President and Chief Financial Officer (Chief Accounting Officer)