Form 10-Q
period 2000-09-30
JOSTENS INC
filed 2000-11-14
CIK 54050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2000


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                          Commission file number 1-5064

                                  Jostens, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)





Minnesota                                41-0343440
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification number)
 incorporation or organization)

5501 Norman Center Drive, Minneapolis, Minnesota   55437
------------------------------------------------   -----------------------------
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




On November 13, 2000 there were 8,993,297 shares of the Registrant's common stock outstanding.

                         JOSTENS, INC. AND SUBSIDIARIES

Part I Financial Information                                                Page
----------------------------                                                ----

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations for the Three
        and Nine months ended September 30, 2000 and October 2, 1999           3

        Condensed Consolidated Balance Sheets as of September 30, 2000,
        October 2, 1999 and January 1, 2000                                    4

        Condensed Consolidated Statements of Cash Flows for the Nine
        months ended September 30, 2000 and October 2, 1999                    5

        Condensed Consolidated Statement of Changes in Shareholders'
        Equity (Deficit) for the Nine months ended September 30, 2000          6

        Notes to Condensed Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             22

Item 3. Quantitative and Qualitative Disclosures about Market Risk            28

Part II Other Information
-------------------------

Item 1. Legal Proceedings                                                     29

Item 6. Exhibits and Reports on Form 8-K                                      29

Signatures                                                                    30

                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                Three months ended          Nine months ended
                                                            --------------------------  -------------------------
                                                            September 30,   October 2,  September 30,  October 2,
In thousands, except per-share data                             2000           1999         2000         1999
-------------------------------------------------------------------------------------    ----------------------
Net sales                                                      $ 118,197    $ 122,643    $ 594,584    $ 592,162
Cost of products sold                                             63,258       69,659      265,044      278,902
-------------------------------------------------------------------------------------    ----------------------
    Gross profit                                                  54,939       52,984      329,540      313,260
Selling and administrative expenses                               68,315       62,626      249,115      241,262
Transaction costs                                                    139           --       45,850           --
-------------------------------------------------------------------------------------    ----------------------
Operating income (loss)                                          (13,515)      (9,642)      34,575       71,998
Interest income                                                     (353)         (55)        (842)        (256)
Interest expense                                                  22,374        2,035       37,666        4,734
-------------------------------------------------------------------------------------    ----------------------
    Income (loss) before income taxes                            (35,536)     (11,622)      (2,249)      67,520
Provision for income taxes                                       (14,781)      (4,708)      11,476       27,345
-------------------------------------------------------------------------------------    ----------------------
    Net income (loss)                                          $ (20,755)   $  (6,914)   $ (13,725)   $  40,175
Dividends and accretion on redeemable preferred shares             2,264           --        3,507           --
-------------------------------------------------------------------------------------    ----------------------
Net income (loss) available to common shareholders             $ (23,019)   $  (6,914)   $ (17,232)   $  40,175
=====================================================================================    ======================

Net income (loss) per share available to common shareholders
    Basic                                                      $   (2.56)   $   (0.21)   $   (0.84)   $    1.17
    Diluted                                                    $   (2.56)   $   (0.21)   $   (0.84)   $    1.17

Weighted average common shares outstanding
    Basic                                                          8,993       33,711       20,553       34,228
    Diluted                                                        8,993       33,711       20,553       34,344

     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (Unaudited)
                                                                    -------------------------
                                                                    September 30,  October 2,   January 1,
In thousands, except per-share data                                      2000         1999         2000
---------------------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets
Cash and cash equivalents                                             $  15,435    $  11,603    $  38,517
Accounts receivable, net of allowance for doubtful accounts of
   $5,283, $6,234 and $5,775, respectively                               94,665      110,762      107,638
Inventories                                                              65,873       75,678       87,839
Deferred income taxes                                                    17,400       14,682       17,400
Salespersons overdrafts, net of allowance of $5,599, $7,157 and
   $6,332, respectively                                                  29,602       29,359       26,194
Prepaid expenses and other current assets                                 5,772        6,882        8,721
---------------------------------------------------------------------------------------------------------
        Total current assets                                            228,747      248,966      286,309

Other Assets
Intangibles, net                                                         18,040       27,076       18,895
Deferred financing costs, net                                            34,326           --           --
Other                                                                    21,377       15,503       17,872
---------------------------------------------------------------------------------------------------------
        Total other assets                                               73,743       42,579       36,767

Property and equipment                                                  283,631      273,454      271,790
Less accumulated depreciation                                          (205,829)    (184,525)    (187,150)
---------------------------------------------------------------------------------------------------------
        Property and equipment, net                                      77,802       88,929       84,640
---------------------------------------------------------------------------------------------------------
                                                                      $ 380,292    $ 380,474    $ 407,716
=========================================================================================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities
Short-term borrowings                                                 $  51,400    $ 181,997    $ 117,608
Accounts payable                                                         21,556       21,691       23,641
Accrued employee compensation and related taxes                          23,004       23,587       29,478
Commissions payable                                                      18,864       20,239       26,134
Customer deposits                                                        35,866       34,022      112,958
Income taxes payable                                                     16,186       18,537       17,223
Current portion of long-term debt                                         5,500           --           --
Other accrued liabilities                                                38,594       19,219       30,100
---------------------------------------------------------------------------------------------------------
        Total current liabilities                                       210,970      319,292      357,142

Long-term debt, net of current maturities                               695,033        3,600        3,600
Other noncurrent liabilities                                              6,942       14,609       10,464
---------------------------------------------------------------------------------------------------------
        Total liabilities                                               912,945      337,501      371,206

Commitments and contingencies                                                --           --           --

Redeemable preferred shares, $.01 par value, liquidation
    preference $61,890 authorized 307.5 shares, issued and
    outstanding; September 30, 2000 - 62                                 46,501           --           --
Preferred shares, $.01 par value: authorized 4,000 shares,
    issued and outstanding; September 30, 2000 - 62 in the form
    of redeemable preferred shares listed above; 3,938 undesignated          --           --           --

Shareholders' equity (deficit)
Common shares                                                             1,015       11,176       11,108
Additional paid-in-capital - warrants                                    24,733           --           --
Officer notes receivable                                                 (1,775)          --           --
Retained earnings (accumulated deficit)                                (596,805)      39,072       31,072
Accumulated other comprehensive loss                                     (6,322)      (7,275)      (5,670)
---------------------------------------------------------------------------------------------------------
        Total shareholders' equity (deficit)                           (579,154)      42,973       36,510
---------------------------------------------------------------------------------------------------------
                                                                      $ 380,292    $ 380,474    $ 407,716
=========================================================================================================

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      Nine months ended
                                                                  -------------------------
                                                                  September 30,  October 2,
In thousands                                                          2000         1999
----------------------------------------------------------------   ----------------------
Operating activities
Net income                                                         $ (13,725)   $  40,175
Depreciation                                                          19,325       17,331
Amortization of debt discount and deferred financing costs             2,527           --
Amortization of goodwill                                                 804        1,698
Changes in operating assets and liabilities
      Accounts receivable                                             12,973       (4,415)
      Inventories                                                     21,966       14,816
      Salespersons overdrafts                                         (3,408)      (8,670)
      Prepaid expenses and other current assets                        2,949       (1,145)
      Accounts payable                                               (10,365)        (448)
      Accrued employee compensation and related taxes                 (6,474)      (3,973)
      Commissions payable                                             (7,270)      (1,892)
      Customer deposits                                              (77,092)     (58,070)
      Income taxes payable                                            (1,037)      13,824
      Other                                                           (1,871)      (4,884)
----------------------------------------------------------------   ----------------------
        Net cash (used for) provided by operating activities         (60,698)       4,347
----------------------------------------------------------------   ----------------------
Investing activities
Purchases of property and equipment                                  (12,773)     (19,358)
Equity investments                                                     3,588       (7,493)
Other                                                                    404        1,224
----------------------------------------------------------------   ----------------------
        Net cash used for investing activities                        (8,781)     (25,627)
----------------------------------------------------------------   ----------------------
Financing activities
Net short-term borrowings (repayments)                               (57,928)      86,532
Repurchases of common stock                                         (823,630)     (36,043)
Principal payments on long-term debt                                  (3,600)          --
Proceeds from issuance of long-term debt                             700,139           --
Proceeds from issuance of common shares                              208,693           --
Net proceeds from the issuance of preferred stock                     43,000           --
Proceeds from the issuance of warrants to purchase common shares      24,733           --
Dividends paid to common shareholders                                 (7,331)     (22,664)
Debt financing costs                                                 (36,459)          --
Other                                                                 (1,220)       2,463
----------------------------------------------------------------   ----------------------
        Net cash provided by financing activities                     46,397       30,288
----------------------------------------------------------------   ----------------------
Change in cash and cash equivalents                                  (23,082)       9,008
Cash and cash equivalents, beginning of period                        38,517        2,595
----------------------------------------------------------------   ----------------------
Cash and cash equivalents, end of period                           $  15,435    $  11,603
================================================================   ======================

Supplemental information
Income taxes paid                                                  $  12,402    $  12,654
Interest paid                                                      $  20,744    $   4,692


          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)

                                                                                               Retained
                                        Common shares      Additional              Officer     earnings    Accumulated
                                       ----------------- paid-in-capital  Capital   notes    (accumulated   other com-
In thousands, except per-share data    Number    Amount    - warrants     surplus receivable    deficit)  prehensive loss   Total
----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 2000               33,324   $11,108          $--        $--       $--     $ 31,072      $ (5,670)   $  36,510
Exercise of stock options and
  restricted stock - net                    23         8                   1,520                                             1,528
Cash dividends declared to common
  shareholders of $0.22 per share                                                                (7,331)                    (7,331)
Issuance of common shares                                                                                                       --
    Class A                              2,134       711                  53,176    (2,050)                                 51,837
    Class B                              5,300        53                 133,772                                           133,825
    Class C                                811         8                  20,470                                            20,478
    Class D                                 20        --                     505                                               505
Repurchases of common stock            (32,619)  (10,873)               (209,443)              (603,314)                  (823,630)
Issuance of warrants to purchase
  common shares                                                24,733                                                       24,733
Payment on officer note receivable                                                     275                                     275
Preferred stock dividends                                                                        (3,334)                    (3,334)
Preferred stock accretion                                                                          (173)                      (173)
Net loss                                                                                        (13,725)                   (13,725)
Change in cumulative translation
  adjustment                                                                                                     (652)        (652)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - September 30, 2000             8,993   $ 1,015     $ 24,733        $--   $(1,775)  $ (596,805)     $ (6,322)   $(579,154)
===================================================================================================================================


     The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     We prepared our accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted. Therefore, we suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2000 ("1999 Form 10-K"). The condensed consolidated balance sheet data as of January 1, 2000 were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

     In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the 1999 Form 10-K, our financial position, results of operations and cash flows for the periods presented. Certain balances have been reclassified to conform to the 2000 presentation.

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

     The par value and number of authorized, issued and outstanding shares for September 30, 2000 for each class of common stock is set forth below:


                                             Par      Authorized      Issued and
     In thousands, except per-share data    Value       Shares    Outstanding Shares
     -------------------------------------------------------------------------------
     Class A                               $.33 1/3      4,200           2,862
     Class B                                 $.01        5,300           5,300
     Class C                                 $.01        2,500             811
     Class D                                 $.01           20              20
     Class E                                 $.01        1,900               -
     Undesignated                            $.01       12,020               -




     As of October 2, 1999 there were 33,528 thousand shares of common stock outstanding

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)

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

     The proceeds from these financings funded (a) the payment of approximately $823.6 million to holders of common stock, (b) repayment of $67.6 million of outstanding indebtedness (c) payment of $10.0 million in consideration for cancellation of employee stock options (d) payments of approximately $72.1 million of fees and expenses associated with the recapitalization, including approximately $12.7 million of advisory fees paid to Investcorp and (e) a pre-payment of $7.5 million for a management and consulting services agreement for a five-year term with Investcorp. This pre-payment is being amortized on a straight-line basis over the term of the agreement.

     Recapitalization Accounting
     The transaction was accounted for as a recapitalization and as such, the historical basis of our assets and liabilities has not been affected. Recapitalization related costs of $45.9 million consisting of investment banking fees, transaction fees, legal and accounting fees, transaction bonuses, stock option payments, and other miscellaneous costs were expensed in the nine month period ended September 30, 2000. Additionally, $3.0 million of recapitalization costs incurred related to the issuance of shares of redeemable preferred stock was netted against the proceeds of $60.0 million. Finally, $36.5 million associated with the debt financing was capitalized and is being amortized as interest expense over the applicable lives of the debt for up to a maximum of ten years.

     Other Arrangements
     We adopted a new employee stock option plan to purchase shares of Class A common stock. The number of shares available to be awarded under the new stock option plan is 676,908. The stock option plan is administered by the Compensation Committee of the Board of Directors who designate the amount, timing and other terms and conditions applicable to the option awards. Under the stock option plan, an optionee has certain rights to put to us, and we have certain rights to call from the optionee, vested stock options issued to the optionee under the stock option plan upon termination of the optionee's employment prior to a public offering of Jostens' common stock. At the time of the transaction, options to purchase 502,846 of our Class A common stock were granted to five members of senior management. The options have an exercise price of $25.25, prior to a public offering, and become exercisable annually in one-fifth increments upon Jostens meeting or exceeding target cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA"). These options expire after 7 years from the date of grant.

     We adopted a new stock loan program to loan a total of $2.0 million to five members of senior management in individual amounts to refinance up to 100 percent of their outstanding loans existing at the time of the transaction. The proceeds of the loans were used to purchase shares of our common stock. Loans made under the stock loan program bear interest at our cost of funds under our new revolving credit facility and are recourse loans. The loans are payable through May 10, 2005 with interest rates set annually. The loans are collateralized by the shares of stock owned by such individuals, and each individual has entered into a pledge agreement and has executed a secured promissory note. At September 30, 2000, there were $1.8 million of these loans outstanding.

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)

3.   Long-Term Debt

     Long-term debt consists of the following:

                                                                           September 30  October 2  January 1
          In thousands                                                          2000        1999       2000
          ---------------------------------------------------------------------------------------------------
          Term loan A, 9.626 percent variable rate at September 30, 2000, semi-annual principal and interest payments
               through May 2006                                               $150,000     $   --     $   --
          Term loan B, 10.18 percent variable rate at September 30, 2000, semi-annual principal and interest payments
               through May 2008                                                345,000         --         --
          Senior subordinated notes, 12.75 percent fixed rate, net
               of discounts of $19,467, semi-annual interest payments
               of $14.3 million, interest due and payable at maturity -
               May 2010                                                        205,533         --         --
          Industrial revenue bonds, 6.75 percent fixed
                rate, covering general offices                                      --      3,600      3,600
          ---------------------------------------------------------------------------------------------------
                                                                               700,533      3,600      3,600
          Less current portion                                                   5,500         --         --
          ---------------------------------------------------------------------------------------------------
                                                                              $695,033     $3,600     $3,600
          ===================================================================================================

     Maturities of long-term debt, including $19.5 million of discount, as of September 30, 2000 are as follows:


     In thousands
     ------------------------------------------------------------------------

     September 30, 2001                                               $5,500
     September 30, 2002                                               23,250
     September 30, 2003                                               28,250
     September 30, 2004                                               33,250
     September 30, 2005                                               38,250
     Thereafter                                                      591,500
     ------------------------------------------------------------------------
                                                                    $720,000
     ========================================================================

     Principal payments under term loan A commence in 2001 with a $5.0 million payment due June 30, 2001 and a $10.0 million payment due December 31, 2001. Thereafter, semi-annual payments increase $1.25 million per semi-annual period through December 2005 with the remaining $10.0 million due in May 2006.

     Principal payments under term loan B commence in 2001 with a $0.5 million payment due June 30, 2001 and semiannual payments of $1.0 million thereafter through December 2005. Semiannual payments increase on an escalating scale from $25.5 million in June 2006 to $112.5 million in December 2007 with a final payment of $66.2 million due in May 2008.

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)

     The fair value of long-term debt at September 30, 2000, October 2, 1999 and January 1, 2000 approximated the carrying value and is estimated based on quoted market prices for comparable instruments.

     In connection with the merger and recapitalization, we entered into a $150 million, six year revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the "alternative base rate" or "eurodollar" interest rate provisions of the agreement. There was $51.4 million outstanding under this facility as of September 30, 2000. Our old credit facility, due to expire on December 31, 2000, was terminated as part of the transaction.

     The senior subordinated notes are not collateralized and are subordinate in right of payment to the term loans and borrowings under the new revolving credit facility (collectively the "senior secured credit facility"). The senior secured credit facility is with the same lenders and is collateralized by substantially all the assets of our domestic operations and all of our capital stock (limited to 65 percent in the case of foreign subsidiaries). The senior secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the senior secured credit facility, including letter of credit fees, agency fees and commitment fees. Commitment fees will be payable quarterly, initially at a rate per annum of
     0.5 percent on the average daily unused portion of the revolving credit facility. The senior secured credit facility and senior subordinated notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligations.

     The variable rate on the senior secured credit facility is predominantly linked to the London Interbank Offered Rate ("LIBOR") as determined in three month intervals. To manage our exposure to changes in the LIBOR, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0 percent. The swap agreement became effective on August 15, 2000 with a notional amount of $135.0 million, decreasing to $70.0 million quarterly over the next three years. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The fair value of the interest rate swap as of September 30, 2000 was $(1.2) million.

     The senior subordinated notes were issued with detachable warrants and an original issuance discount, resulting in total discounts of $19.7 million. The detachable warrants were valued at $10.7 million and are exercisable through 2010. The value of the warrants has been included as a component of stockholders' deficit. If all the warrants were to be exercised, the holders would acquire shares (at a price of $0.01 per share) of our Class E common stock representing approximately 4.0 percent of the total number of shares (outstanding immediately after the transaction) of our common equity on a fully diluted basis. The entire discount is being amortized to interest expense through 2010.

4.   Redeemable Preferred Stock

     In connection with the recapitalization, we issued redeemable, payment-in-kind preferred shares, which have an initial liquidation preference of $60.0 million and are entitled to receive dividends at 14.0 percent per annum, compounded quarterly and payable either in cash or in additional shares of the same series of preferred stock. The redeemable preferred shares are subject to mandatory redemption by Jostens in May 2011. In connection with the redeemable preferred shares, the company ascribed $14.0 million of the proceeds to detachable warrants to purchase 531,325 shares of our Class E common stock (at an exercise price of $0.01 per share), which is reflected as a component of stockholders' deficit. In addition, $3.0 million of issuance costs have been netted against the initial proceeds and are reflected as a reduction to the carrying amount of the preferred stock. The carrying value of the preferred stock will be accreted to full liquidation preference value plus unpaid preferred stock dividends over the eleven year period of the redeemable preferred stock through charges to the accumulated deficit account.

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
                                   (CONTINUED)

5.   Earnings (Loss) Per Common Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the average number of common shares outstanding, including the dilutive effect of options and restricted stock.

     Basic and diluted earnings (loss) per share were calculated as follows:

                                                                          Three months ended           Nine months ended
                                                                     -------------     ----------  -------------   ----------
                                                                     September 30,     October 2,  September 30,   October 2,
     In thousands, except per-share data                                 2000            1999          2000          1999
     -------------------------------------------------------------------------------------------   -------------------------
     Net income (loss)                                                 $(20,755)        $(6,914)     $(13,725)      $40,175
     Dividends and accretion on redeemable preferred stock                2,264              --         3,507            --
     -------------------------------------------------------------------------------------------   -------------------------
     Net income (loss) available to common shareholders                $(23,019)        $(6,914)     $(17,232)      $40,175
     ===========================================================================================   =========================

     Weighted average number of common shares outstanding - basic         8,993          33,711        20,553        34,228
     Dilutive shares                                                         --  (1)         --            -- (1)       116
     -------------------------------------------------------------------------------------------   -------------------------
     Weighted average number of common shares outstanding - diluted       8,993          33,711        20,553        34,344
     ===========================================================================================   =========================

     Earnings (loss) per share - basic                                   $(2.56)         $(0.21)       $(0.84)        $1.17

     Earnings (loss) per share - diluted                                 $(2.56)         $(0.21)       $(0.84)        $1.17


     (1) Options and warrants to purchase 1,459 shares were not included as their effect would have been antidilutive.

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

6.   Special Charge

     During the fourth quarter of 1999, we recorded a special charge of $20.2 million. Cash outlays associated with the charge were $3.1 million in the first nine months of 2000. The components of the special charge and utilization in 1999 and the first nine months of 2000 are as follows:

                                                                                                      Utilization
                                                                                    -----------------------------------------
                                                                                                  Nine months
                                                                                                     ended          Balance
                                                                          Initial                September 30,   September 30,
     In thousands                                                         accrual     1999            2000           2000
     ------------------------------------------------------------------------------------------------------------------------
     Employee termination benefits                                         $4,910   $    --         $2,754           $2,156
     Abandonment of internal use software under development                 6,455     6,245             --              210
     Write-off of impaired goodwill related to retail class ring sales
         channel                                                            4,560     4,560             --               --
     Write-off of goodwill related to exiting the college alumni
         direct marketing business                                          3,086     3,086             --               --
     Other costs related to exiting the college alumni direct
         marketing business                                                 1,183       270            302              611
     ------------------------------------------------------------------------------------------------------------------------
                                                                          $20,194   $14,161         $3,056           $2,977
     ========================================================================================================================

     We expect to complete restructuring activities and utilize the majority of the remaining charge by the end of 2000.

     As of September 30, 2000, all affected employees have been notified of termination. The majority of the termination benefits will be paid by the end of 2000.

7.   Inventories

     Inventories were comprised of the following:


                                    September 30,      October 2,      January 1,
     In thousands                       2000             1999            2000
     ---------------------------------------------------------------------------
     Raw material and supplies        $11,670           $32,060         $17,886
     Work-in-process                   19,092            20,380          29,772
     Finished goods                    35,111            23,238          40,181
     ---------------------------------------------------------------------------
     Total inventories                $65,873           $75,678         $87,839
     ===========================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

8.   Comprehensive Income (loss)

     Comprehensive income (loss) and its components, net of tax, are as follows:

                                                     Three months ended          Nine months ended
                                                 September 30,   October 2,  September 30,  October 2,
     In thousands                                    2000           1999         2000          1999
     ---------------------------------------------------------------------   ------------------------
     Net income (loss)                             $(20,755)      $(6,914)    $(13,725)      $40,175
     Change in cumulative translation adjustment         10          (278)        (652)          490
     ---------------------------------------------------------------------   ------------------------
     Comprehensive income (loss)                   $(20,745)      $(7,192)    $(14,377)      $40,665
     =====================================================================   ========================

9.   Business Segments

     Financial information by reportable business segment is included in the following summary:

                                                Three months ended             Nine months ended
                                           September 30,     October 2,   September 30,    October 2,
     In thousands                              2000             1999           2000           1999
     ------------------------------------------------------------------   ---------------------------
     Net Sales From External Customers
     School Products                          $101,378        $100,446      $526,040        $509,369
     Recognition                                15,881          21,339        61,449          74,875
     Other                                         938             858         7,095           7,918
     ------------------------------------------------------------------   ---------------------------
     Consolidated                             $118,197        $122,643      $594,584        $592,162
     ==================================================================   ===========================

     Operating Income (Loss)
     School Products                          $ (2,698)         $2,396      $105,959        $103,338
     Recognition                                (2,591)           (994)       (2,667)          1,168
     Other                                      (8,226) (1)    (11,044)      (68,717) (1)    (32,508)
     ------------------------------------------------------------------   ---------------------------
     Consolidated                              (13,515)         (9,642)       34,575          71,998
     Net interest expense                       22,021  (2)      1,980        36,824  (2)      4,478
     ------------------------------------------------------------------   ---------------------------
     Income (loss) before income taxes        $(35,536)       $(11,622)      $(2,249)        $67,520
     ==================================================================   ===========================

     (1) The Other segment includes $0.2 million and $45.9 million of transaction related costs in the three and nine months ended September 30, 2000, respectively, as discussed in footnote 2 "Merger and Recapitalization."

     (2) Net interest expense increased due to higher debt levels resulting from the transaction as discussed in footnote 2 "Merger and Recapitalization."



     Capitalized deferred financing costs associated with obtaining financing for the transaction have been included in the Other segment's identifiable assets.

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

10.  Income Taxes

     Income taxes for the three and nine month periods ended September 30, 2000 were accrued at a rate of 41.6 percent of taxable income compared with 40.5 percent of taxable income for the comparable periods in 1999. Year-to-date income tax expense was $11.5 million for September 30, 2000 which reflects the impact of non-deductible transaction related costs of approximately $30.0 million.

11.  Supplier Concentration

     We purchase substantially all synthetic and semiprecious stones from a single supplier located in Germany, who is also a supplier to substantially all of the class ring manufactures in the United States.

12.  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently in June 2000, the FASB issued SFAS No. 138 which is an amendment to SFAS No. 133. These statements are required to be adopted in years beginning after June 15, 2000. The effect of adopting the Statement is not currently expected to have a material effect on our future financial position or overall trends in results of operations.

     In December of 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), which summarizes certain of the SEC's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. We are in the process of analyzing the requirements of SAB 101 and are required to comply with its provisions in the fourth quarter of fiscal 2000. Management believes the ultimate outcome will not have a significant effect on our consolidated results of operations, financial position or liquidity.


13.  Condensed Consolidating Information

     Jostens' wholly-owned foreign subsidiaries are not co-borrowers under the new $645.0 million senior secured credit facility and do not guarantee $225.0 million aggregate principal amount of senior subordinated notes. As such, the information which follows presents the condensed consolidating financial position as of September 30, 2000, October 2, 1999 and January 1, 2000; the condensed consolidating results of operations for the three and nine month periods ended September 30, 2000 and October 2, 1999; and the condensed consolidating cash flows for the nine month periods ended September 30, 2000 and October 2, 1999 of (a) the parent company only ("Parent"), (b) the combined Non-Guarantors ("Non-Guarantors"), (c) eliminating entries and (d) Jostens, Inc. and Subsidiaries on a consolidated basis. Effective July 29, 2000, Jostens wholly-owned domestic subsidiary merged with and into Jostens and as a result, amounts and balances of this wholly-owned domestic subsidiary have been included with those of the parent company.

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

                         JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 2000


In thousands                                       Parent   Non-guarantors  Eliminations  Consolidated
------------------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets
Cash and cash equivalents                         $   2,520    $  12,915    $      --    $  15,435
Accounts receivable, net of allowance                91,287        3,378           --       94,665
Inventories                                          60,788        5,085           --       65,873
Deferred income taxes                                17,400           --           --       17,400
Salespersons overdrafts, net of allowance            23,339        6,263           --       29,602
Prepaid expenses and other current assets             5,464          308           --        5,772
--------------------------------------------------------------------------------------------------
    Total current assets                            200,798       27,949           --      228,747

Other Assets
Intercompany accounts                                 3,007       (3,007)          --           --
Intangibles, net                                     13,467        4,573           --       18,040
Deferred financing costs, net                        34,326           --           --       34,326
Other                                                38,782          321      (17,726)      21,377
--------------------------------------------------------------------------------------------------
    Total other assets                               89,582        1,887      (17,726)      73,743

Property and equipment, net                          74,646        3,156           --       77,802
--------------------------------------------------------------------------------------------------
                                                  $ 365,026    $  32,992    $ (17,726)     380,292
==================================================================================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current liabilities
Short-term borrowings                             $  51,400    $      --    $      --    $  51,400
Accounts payable                                     20,577          979           --       21,556
Accrued employee compensation and related taxes      21,936        1,068           --       23,004
Commissions payable                                  18,664          200           --       18,864
Customer deposits                                    31,589        4,277           --       35,866
Income taxes payable                                 17,331       (1,145)          --       16,186
Current portion of long-term debt                     5,500           --           --        5,500
Other accrued liabilities                            38,128          466           --       38,594
--------------------------------------------------------------------------------------------------
    Total current liabilities                       205,125        5,845           --      210,970

Long-term debt, net of current maturities           695,033           --           --      695,033
Other noncurrent liabilities                          6,942           --           --        6,942
--------------------------------------------------------------------------------------------------
    Total liabilities                               907,100        5,845           --      912,945

Commitments and contingencies                            --           --           --           --

Redeemable Preferred Stock                           46,501           --           --       46,501

Shareholders' equity (deficit)                     (588,575)      27,147      (17,726)    (579,154)
--------------------------------------------------------------------------------------------------
                                                  $ 365,026    $  32,992    $ (17,726)   $ 380,292
==================================================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

                         JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF OCTOBER 2, 1999


In thousands                                       Parent  Non-guarantors  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets
Cash and cash equivalents                         $   5,751   $   5,852    $      --    $  11,603
Accounts receivable, net of allowance               107,158       3,604           --      110,762
Inventories                                          70,217       5,461           --       75,678
Deferred income taxes                                14,682          --           --       14,682
Salespersons overdrafts, net of allowance            22,793       6,566           --       29,359
Prepaid expenses and other current assets             6,602         280           --        6,882
-------------------------------------------------------------------------------------------------
    Total current assets                            227,203      21,763           --      248,966

Other Assets
Intercompany accounts                                 2,535      (2,535)          --           --
Intangibles, net                                     22,063       5,013           --       27,076
Other                                                32,559         101      (17,157)      15,503
-------------------------------------------------------------------------------------------------
    Total other assets                               57,157       2,579      (17,157)      42,579

Property and equipment, net                          85,252       3,677           --       88,929
-------------------------------------------------------------------------------------------------
                                                  $ 369,612   $  28,019    $ (17,157)   $ 380,474
=================================================================================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current liabilities
Short-term borrowings                             $ 181,997   $      --    $      --    $ 181,997
Accounts payable                                     20,025       1,666           --       21,691
Accrued employee compensation and related taxes      22,096       1,491           --       23,587
Commissions payable                                  19,883         356           --       20,239
Customer deposits                                    30,179       3,843           --       34,022
Income taxes payable                                 20,289      (1,752)          --       18,537
Other accrued liabilities                            18,841         378           --       19,219
-------------------------------------------------------------------------------------------------
    Total current liabilities                       313,310       5,982           --      319,292

Long-term debt, net of current maturities             3,600          --           --        3,600
Other noncurrent liabilities                         14,609          --           --       14,609
-------------------------------------------------------------------------------------------------
    Total liabilities                               331,519       5,982           --      337,501

Commitments and contingencies                            --          --           --           --

Shareholders' equity (deficit)                       38,093      22,037      (17,157)      42,973
-------------------------------------------------------------------------------------------------
                                                  $ 369,612   $  28,019    $ (17,157)   $ 380,474
=================================================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

                         JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                              AS OF JANUARY 1, 2000


In thousands                                       Parent  Non-guarantors  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets
Cash and cash equivalents                         $  26,604   $  11,913    $      --    $  38,517
Accounts receivable, net of allowance               102,512       5,126           --      107,638
Inventories                                          84,574       3,265           --       87,839
Deferred income taxes                                17,400          --           --       17,400
Salespersons overdrafts, net of allowance            19,514       6,680           --       26,194
Prepaid expenses and other current assets             8,457         264           --        8,721
-------------------------------------------------------------------------------------------------
    Total current assets                            259,061      27,248           --      286,309

Other Assets
Intercompany accounts                                 1,096      (1,096)          --           --
Intangibles, net                                     13,940       4,955           --       18,895
Other                                                35,398         200      (17,726)      17,872
-------------------------------------------------------------------------------------------------
    Total other assets                               50,434       4,059      (17,726)      36,767

Property and equipment, net                          80,770       3,870           --       84,640
-------------------------------------------------------------------------------------------------
                                                  $ 390,265   $  35,177    $ (17,726)   $ 407,716
=================================================================================================

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current liabilities
Short-term borrowings                             $ 117,608   $      --    $      --    $ 117,608
Accounts payable                                     21,631       2,010           --       23,641
Accrued employee compensation and related taxes      28,353       1,125           --       29,478
Commissions payable                                  23,371       2,763           --       26,134
Customer deposits                                   109,951       3,007           --      112,958
Income taxes payable                                 16,974         249           --       17,223
Other accrued liabilities                            29,254         846           --       30,100
-------------------------------------------------------------------------------------------------
    Total current liabilities                       347,142      10,000           --      357,142

Long-term debt, net of current maturities             3,600          --           --        3,600
Other noncurrent liabilities                         10,464          --           --       10,464
-------------------------------------------------------------------------------------------------
    Total liabilities                               361,206      10,000           --      371,206

Commitments and contingencies                            --          --           --           --

Redeemable Preferred Stock                               --          --           --           --

Shareholders' equity (deficit)                       29,059      25,177      (17,726)      36,510
-------------------------------------------------------------------------------------------------
                                                  $ 390,265   $  35,177    $ (17,726)   $ 407,716
=================================================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

                         JOSTENS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


In thousands                                 Parent       Non-guarantors      Consolidated
------------------------------------------------------------------------------------------
Net sales                                   $110,431           $7,766            $118,197
Cost of products sold                         60,174            3,084              63,258
------------------------------------------------------------------------------------------
    Gross profit                              50,257            4,682              54,939
Selling and administrative expenses           64,087            4,228              68,315
Transaction costs                                139               --                 139
------------------------------------------------------------------------------------------
Operating income (loss)                      (13,969)             454             (13,515)
Interest income                                 (191)            (162)               (353)
Interest expense                              22,365                9              22,374
------------------------------------------------------------------------------------------
    Income (loss) before income taxes        (36,143)             607             (35,536)
Provision for income taxes                   (14,612)            (169)            (14,781)
------------------------------------------------------------------------------------------
Net income (loss)                           $(21,531)            $776            $(20,755)
==========================================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

In thousands                                 Parent       Non-guarantors      Consolidated
------------------------------------------------------------------------------------------
Net sales                                   $563,155          $31,429            $594,584
Cost of products sold                        251,306           13,738             265,044
------------------------------------------------------------------------------------------
    Gross profit                             311,849           17,691             329,540
Selling and administrative expenses          234,539           14,576             249,115
Transaction costs                             45,850               --              45,850
------------------------------------------------------------------------------------------
Operating income                              31,460            3,115              34,575
Interest income                                 (439)            (403)               (842)
Interest expense                              37,616               50              37,666
------------------------------------------------------------------------------------------
    Income (loss) before income taxes         (5,717)           3,468              (2,249)
Provision for income taxes                    10,636              840              11,476
------------------------------------------------------------------------------------------
Net income (loss)                           $(16,353)          $2,628            $(13,725)
==========================================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

                         JOSTENS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED OCTOBER 2, 1999


In thousands                                 Parent       Non-guarantors       Consolidated
------------------------------------------------------------------------------------------
Net sales                                   $116,076           $6,567            $122,643
Cost of products sold                         67,047            2,612              69,659
------------------------------------------------------------------------------------------
    Gross profit                              49,029            3,955              52,984
Selling and administrative expenses           58,442            4,184              62,626
------------------------------------------------------------------------------------------
Operating income (loss)                       (9,413)            (229)             (9,642)
Interest income                                  (28)             (27)                (55)
Interest expense                               2,026                9               2,035
------------------------------------------------------------------------------------------
    Income (loss) before income taxes        (11,411)            (211)            (11,622)
Provision for income taxes                    (4,881)             173              (4,708)
------------------------------------------------------------------------------------------
Net income (loss)                            $(6,530)           $(384)            $(6,914)
==========================================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED OCTOBER 2, 1999


In thousands                                 Parent       Non-guarantors       Consolidated
------------------------------------------------------------------------------------------
Net sales                                   $565,907          $26,255            $592,162
Cost of products sold                        267,791           11,111             278,902
------------------------------------------------------------------------------------------
    Gross profit                             298,116           15,144             313,260
Selling and administrative expenses          228,014           13,248             241,262
------------------------------------------------------------------------------------------
Operating income                              70,102            1,896              71,998
Interest income                                 (132)            (124)               (256)
Interest expense                               4,685               49               4,734
------------------------------------------------------------------------------------------
    Income before income taxes                65,549            1,971              67,520
Provision for income taxes                    27,011              334              27,345
------------------------------------------------------------------------------------------
Net income                                   $38,538           $1,637             $40,175
==========================================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

                         JOSTENS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


In thousands                                                        Parent   Non-guarantors  Consolidated
---------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                  $ (16,353)   $   2,628    $ (13,725)
Depreciation                                                          18,492          833       19,325
Amortization of debt discount and deferred financing costs             2,527           --        2,527
Amortization of goodwill                                                 473          331          804
Changes in operating assets and liabilities
      Accounts receivable                                             11,225        1,748       12,973
      Inventories                                                     23,786       (1,820)      21,966
      Salespersons overdrafts                                         (3,825)         417       (3,408)
      Prepaid expenses and other current assets                        2,993          (44)       2,949
      Intercompany accounts                                           (1,911)       1,911           --
      Accounts payable                                                (9,334)      (1,031)     (10,365)
      Accrued employee compensation and related taxes                 (6,417)         (57)      (6,474)
      Commissions payable                                             (4,707)      (2,563)      (7,270)
      Customer deposits                                              (78,362)       1,270      (77,092)
      Income taxes payable                                               357       (1,394)      (1,037)
      Other                                                             (866)      (1,005)      (1,871)
------------------------------------------------------------------------------------------------------
         Net cash (used for) provided by operating activities        (61,922)       1,224      (60,698)
------------------------------------------------------------------------------------------------------
Investing activities
Purchases of property and equipment                                  (12,654)        (119)     (12,773)
Equity investments                                                     3,691         (103)       3,588
Other                                                                    404           --          404
------------------------------------------------------------------------------------------------------
         Net cash used for investing activities                       (8,559)        (222)      (8,781)
------------------------------------------------------------------------------------------------------
Financing activities
Net short-term borrowings (repayments)                               (57,928)          --      (57,928)
Repurchases of common stock                                         (823,630)          --     (823,630)
Principal payments on long-term debt                                  (3,600)          --       (3,600)
Proceeds from issuance of long-term debt                             700,139           --      700,139
Proceeds from issuance of common shares                              208,693           --      208,693
Net proceeds from the issuance of preferred stock                     43,000           --       43,000
Proceeds from the issuance of warrants to purchase common shares      24,733           --       24,733
Dividends paid to common shareholders                                 (7,331)          --       (7,331)
Debt financing costs                                                 (36,459)          --      (36,459)
Other                                                                 (1,220)          --       (1,220)
------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                    46,397           --       46,397
------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                  (24,084)       1,002      (23,082)
Cash and cash equivalents, beginning of period                        26,604       11,913       38,517
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $   2,520    $  12,915    $  15,435
======================================================================================================

Supplemental information
Income taxes paid                                                  $  10,125    $   2,277    $  12,402
Interest paid                                                      $  20,694    $      50    $  20,744


                         JOSTENS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                   (CONTINUED)

                         JOSTENS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED OCTOBER 2, 1999


In thousands                                              Parent  Non-guarantors  Consolidated
----------------------------------------------------------------------------------------------
Operating activities
Net income                                               $ 38,538     $  1,637     $ 40,175
Depreciation                                               16,435          896       17,331
Amortization of goodwill                                    1,354          344        1,698
Changes in operating assets and liabilities                    --
      Accounts receivable                                  (6,379)       1,964       (4,415)
      Inventories                                          17,011       (2,195)      14,816
      Salespersons overdrafts                              (7,107)      (1,563)      (8,670)
      Prepaid expenses and other current assets              (991)        (154)      (1,145)
      Intercompany accounts                                (3,552)       3,552           --
      Accounts payable                                        (68)        (380)        (448)
      Accrued employee compensation and related taxes      (4,123)         150       (3,973)
      Commissions payable                                  (1,369)        (523)      (1,892)
      Customer deposits                                   (59,455)       1,385      (58,070)
      Income taxes payable                                 15,947       (2,123)      13,824
      Other                                                (4,684)        (200)      (4,884)
-------------------------------------------------------------------------------------------
        Net cash provided by operating activities           1,557        2,790        4,347
-------------------------------------------------------------------------------------------
Investing activities                                           --
Purchases of property and equipment                       (18,765)        (593)     (19,358)
Equity investments                                         (7,493)          --       (7,493)
Other                                                       1,329         (105)       1,224
-------------------------------------------------------------------------------------------
        Net cash used for investing activities            (24,929)        (698)     (25,627)
-------------------------------------------------------------------------------------------
Financing activities
Net short-term borrowings (repayments)                     86,532           --       86,532
Repurchases of common stock                               (36,043)          --      (36,043)
Dividends paid to common shareholders                     (22,664)          --      (22,664)
Other                                                       2,463           --        2,463
-------------------------------------------------------------------------------------------
        Net cash provided by financing activities          30,288           --       30,288
-------------------------------------------------------------------------------------------
Change in cash and cash equivalents                         6,916        2,092        9,008
Cash and cash equivalents, beginning of period             (1,165)       3,760        2,595
-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $  5,751     $  5,852     $ 11,603
===========================================================================================

Supplemental information
Income taxes paid                                        $ 10,191     $  2,463     $ 12,654
Interest paid                                            $  4,643     $     49     $  4,692


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

Any change in the following factors may impact the achievement of results:

     o    our ability to satisfy our debt obligations;

     o our relationship with our independent and employee sales representatives;

     o environmental regulations that could impose substantial costs upon us and may adversely affect our financial results;

     o    the fluctuating prices of raw materials, primarily gold;

     o the seasonality of our School Products segment sales and operating income;

     o our dependence on a key supplier for our synthetic and semiprecious stones;

     o    fashion and demographic trends; and

     o litigation cases if decided against us, may adversely affect our financial results.


The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS
The following table sets forth selected information from our Condensed Consolidated Statements of Operations.

                                                Three months ended                       Nine months ended
                                      -------------------------------------   ---------------------------------------
                                      September 30,  October 2,               September 30,   October 2,
Dollars in thousands                       2000         1999      % Change         2000           1999       % Change
---------------------------------------------------------------------------   ---------------------------------------
Net sales                                $118,197     $122,643       (3.6%)      $594,584      $592,162         0.4%
      % of net sales                       100.0%       100.0%                     100.0%        100.0%

Cost of products sold                      63,258       69,659       (9.2%)       265,044       278,902        (5.0%)
      % of net sales                        53.5%        56.8%                      44.6%         47.1%
---------------------------------------------------------------------------   ---------------------------------------

Gross profit                               54,939       52,984        3.7%        329,540       313,260         5.2%
      % of net sales                        46.5%        43.2%                      55.4%         52.9%

Selling and administrative expenses        68,315       62,626        9.1%        249,115       241,262         3.3%
      % of net sales                        57.8%        51.1%                      41.9%         40.7%

Transaction costs                             139           --                     45,850            --
      % of net sales                         0.1%                                    7.7%
---------------------------------------------------------------------------   ---------------------------------------

Operating income                          (13,515)      (9,642)     (40.2%)        34,575        71,998       (52.0%)
      % of net sales                       -11.4%        -7.9%                       5.8%         12.2%

Interest income                              (353)         (55)     541.8%           (842)         (256)      228.9%
      % of net sales                        -0.3%         0.0%                      -0.1%          0.0%

Interest expense                           22,374        2,035      999.5%         37,666         4,734       695.6%
      % of net sales                        18.9%         1.7%                       6.3%          0.8%
---------------------------------------------------------------------------   ---------------------------------------

Income before income taxes                (35,536)     (11,622)    (205.8%)        (2,249)       67,520      (103.3%)
      % of net sales                       -30.1%        -9.5%                      -0.4%         11.4%

Provision for income taxes                (14,781)      (4,708)    (214.0%)        11,476        27,345       (58.0%)
      % of net sales                       -12.5%        -3.8%                       1.9%          4.6%
---------------------------------------------------------------------------   ---------------------------------------

Net income (loss)                        $(20,755)     $(6,914)    (200.2%)      $(13,725)      $40,175      (134.2%)
===========================================================================   =======================================
      % of net sales                       -17.6%        -5.6%                      -2.3%          6.8%

Percentages in this table may reflect rounding adjustments.


Net sales
The change in net sales for the three and nine month periods was due to price increases averaging approximately 1.6 percent and 2.2 percent, respectively, and volume/mix decreases of approximately 5.2 percent and 1.8 percent, respectively.

Third quarter and year-to-date net sales by segment and the changes from last year were as follows:

                               Three months ended                         Nine months ended
                    ----------------------------------------   -------------------------------------
                    September 30,    October 2,                September 30,   October 2,
In thousands            2000           1999        % change        2000          1999       % change
------------------------------------------------------------   -------------------------------------
School Products       $101,378       $100,446          0.9%      $526,040      $509,369        3.3%
Recognition             15,881         21,339        (25.6%)       61,449        74,875      (17.9%)
Other                      938            858          9.3%         7,095         7,918      (10.4%)
------------------------------------------------------------   -------------------------------------
Consolidated          $118,197       $122,643         (3.6%)     $594,584      $592,162        0.4%
============================================================   ====================================

     School Products
     The increase in School Products sales for the three and nine month periods was primarily due to:

     o    price increases in all school product lines;

     o an increase in graduation announcements and caps and gowns due to more schools;

     o    expanded sales of graduation accessories;

     o increased sales dollars for yearbooks due to increased page count and add-on features;

     o fewer yearbook rebates and returns resulting from improvements with Jostens Direct Solutions ("JDS") (a direct payment program for parents of high school students); and

     o increased revenue from JDS processing fees due to more schools on the program.

     These increases were offset by:

     o accelerated jewelry shipments into the fourth quarter of 1999 due to improved manufacturing efficiencies compared with the prior year; and

     o a decrease in jewelry sales in the college market primarily due to the loss of one large account.


     Recognition
     The decrease in Recognition sales was primarily due to the reduction of the sales representatives as well as lost customers as a result of problems encountered with a system implementation that took place in 1999. In addition, we experienced a shift in sales to lower priced programs and general merchandise.

     Other
     Other segment sales decreased for the nine month period as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999. Sales for this business were $0.3 million and $2.1 million for the three and nine month periods ended October 2,1999, respectively. Offsetting this decrease was higher sales of jewelry in our international business in both the three and nine month periods.

Gross Profit
Gross margin for the three and nine months ended September 30, 2000 was 46.5 percent and 55.4 percent, compared with 43.2 percent and 52.9 percent, respectively, for the comparable periods in 1999. The increases were primarily due to favorable product mix, price increases and manufacturing efficiencies in our School Products segment in 2000. In addition, the increase for the nine month period reflects a $1.5 million non-recurring charge in the first quarter of 1999 to close a facility in Mexico and realign Jewelry operations in the United States. These increases were partially offset by sales decreases in Recognition as a result of problems encountered with a system implementation that took place in 1999.

Selling and Administrative Expenses
Selling and administrative expenses for the three and nine months ended September 30, 2000 were $68.3 million and $249.1 million, compared with $62.6 million and $241.3 million, respectively, for the comparable periods in 1999.

     The increase in the three and nine month periods reflects:

     o higher selling and marketing expenses in 2000 related to programs and initiatives intended to increase our sales;

     o higher commission expense partially due to changes in the commission program for graduation products and partially due to the timing of those changes; and

     o higher information system expense, primarily associated with depreciation due to our 1999 system implementation and increased spending on initiatives to support marketing and selling activities referenced above.

     These increases were offset by:

     o lower labor costs attributable to the headcount reductions as part of the special charge taken in the fourth quarter of 1999;

     o lower costs as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999;

     o lower amortization expense in 2000 related to our write-off of goodwill as part of the 1999 special charge; and

     o reduced spending on temporary labor and other lower costs in our Recognition segment in 2000 compared with 1999 due to the system implementation.

Operating Income
Third quarter and year-to-date operating income (loss) by segment and the changes from last year were as follows:

                              Three months ended                        Nine months ended
                    --------------------------------------    -----------------------------------
                     September 30,   October 2,               September 30,  October 2,
In thousands              2000          1999      % change        2000         1999      % change
----------------------------------------------------------    -----------------------------------
School Products        $(2,698)        $2,396     (212.6%)     $105,959      $103,338       2.5%
Recognition             (2,591)          (994)     160.7%        (2,667)        1,168    (328.3%)
Other                   (8,226)       (11,044)     (25.5%)      (68,717)      (32,508)    111.4%
----------------------------------------------------------    -----------------------------------
Consolidated          $(13,515)       $(9,642)      40.2%       $34,575       $71,998     (52.0%)
==========================================================    ===================================

     School Products
     The increase in School Products operating income for the nine month period was primarily due to strong sales performance in our yearbook and photography businesses as well as overall excellent manufacturing performance. Offsetting these increases for the nine month period and the reason for the decline in operating income for the three month period was an increase in marketing and selling expenses, higher commissions, and an increase in management information system expenses as a result of 1999 system implementations.


     Recognition
     The decrease in Recognition operating income was primarily due to the decrease in sales, an increase in bad debt expense, and an increase in the allocation of management information expenses as a result of 1999 system implementations. These decreases were partially offset by reduced spending on temporary labor and other lower costs compared to 1999 during the system implementation.


     Other
     The increase in Other operating loss was primarily due to costs of $45.9 million associated with the transaction on May 10, 2000. This was partially offset by:

          o lower selling and administrative expenses as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999;

          o lower spending in 2000 compared with 1999 related to our new product and channel development group; and

          o lower information system expense related to the year 2000 and Oracle system.

Transaction Costs
We incurred costs consisting of professional fees and transaction expenses associated with the merger and recapitalization. Transaction costs of $45.9 million have been expensed as of September 30, 2000. The remaining costs of $36.5 million were deferred and are being amortized over the applicable lives of the debt for up to a maximum of ten years.

Net Interest Expense
Net interest expense increased $20.0 million and $32.3 million in the three and nine month periods ended September 30, 2000, respectively, over the prior year periods. The increases are due to additional interest expense resulting from the new senior secured credit facility and the issuance of the senior subordinated notes in connection with the transaction.

Income Taxes
Income taxes for the three and nine month periods ended September 30, 2000 were accrued at a rate of 41.6 percent of taxable income compared with 40.5 percent of taxable income for the comparable periods in 1999. Year-to-date income tax expense was $11.5 million for September 30, 2000 which reflects the impact of non-deductible transaction related costs of approximately $30.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital, redeemable securities and general corporate purposes. Proceeds in connection with the transaction including a new senior secured credit facility, issuance of the senior subordinated notes, issuance of redeemable preferred stock, and issuance of common stock were our main sources of liquidity for the nine month period ended September 30, 2000. These funds covered our cash payments made in connection with the transaction, including $25.25 for each share of common stock tendered, debt acquisition costs, interest payments and the pay-off of borrowings under the credit facilities existing prior to the transaction. In addition, we made investments in property and equipment.

Operating Activities
Operating activities used cash of $60.7 million in the first nine months of 2000, compared with cash generated of $4.3 million for the same period in the prior year. The decrease of $65.0 million was primarily due to lower net income related to transaction expenses of $45.9 million and an increase in interest paid of approximately $16.1 million. In addition, during the nine months ended September 30, 2000, cash was unfavorably impacted by the timing of customer deposits, accounts payable, and income taxes payable and favorably impacted by reduced inventories and reduced accounts receivable due to improvement in the number of days sales outstanding. Adjusting for transaction related components and excluding interest, our operating cash flow this year is slightly favorable to the prior year.

Investing Activities
Capital expenditures for the first nine months of 2000 were $12.8 million, compared with $19.4 million for the same period in 1999. The decrease of $6.6 million relates primarily to higher capital expenditures in 1999 on information systems offset partially by an increase in spending on new automation technology in our School Products segment.

In the first half of 1999 we invested $5.0 million to take an ownership position in Family Education Network, a privately held company, which creates web sites for schools to link school districts with students and their families. In the third quarter of 2000, we sold our entire ownership position in this investment for $5.0 million.

Financing Activities
Net cash provided by financing activities in the first nine months of 2000 was $46.4 million, compared with $30.3 million for the same period in 1999. The increase in net cash provided by financing activities of $16.1 million was primarily due to proceeds from the new senior secured credit facility, issuance of the senior subordinated notes, issuance of redeemable preferred stock and issuance of common stock in connection with the transaction. In addition, no dividend was paid in the second or third quarters of 2000. These increases were offset by payment of $25.25 for each share of common stock tendered in the transaction and the pay-off of credit facilities existing prior to the transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of the transaction, our earnings could be highly affected by changes in the London Interbank Offered Rate ("LIBOR") due to our new senior secured credit facility which bears a variable rate predominantly linked to the LIBOR as determined in three month intervals. To reduce our exposure to these interest rate changes, we entered into an interest rate swap agreement. The interest rate provided by the swap agreement is fixed at 7.0 percent. The swap agreement became effective on August 15, 2000 with a notional amount of $135 million, decreasing to $70.0 million quarterly over the next three years. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure.

For 1999 our earnings were affected by changes in short-term interest rates as a result of issuing commercial paper. For 2000, our earnings are affected by changes in the LIBOR as a result of our new senior secured credit facility. If short-term interest rates or the LIBOR averaged 10 percent more or less in 2000 and 1999, or interest expense would have changed by approximately $2.4 million for the nine month period in 2000 and $0.7 million for the year in 1999.

There have been no other material changes in our market risk during the nine months ended September 30, 2000. For additional information, refer to Item 7A of our 1999 Form 10-K.

                            PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On May 9, 2000, we agreed in principal to settle three purported class action lawsuits that were filed in Minnesota district court for the County of Hennepin against Jostens and its directors alleging breaches of fiduciary duty by Jostens' directors in connection with the merger. The settlement is subject to court approval at a final hearing following notice of the settlement terms sent to the shareholders.

          On July 10, 2000, the Fifth Circuit affirmed the trial court's entry of judgment as a matter of law on Jostens behalf, in connection with an antitrust action brought against Jostens by Taylor Publishing Company. On July 24, 2000, Taylor filed a petition with the Fifth Circuit to rehear the case in front of the panel that previously heard the case. The Fifth Circuit denied this petition on August 10, 2000. No further action will be taken by Taylor and the entry of judgment in favor of Jostens has been entered. For additional information, refer to Item 3 of our 1999 Form 10-K.

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               12   Computation of Ratio of Earnings to Fixed Charges

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               A Form 8-K dated and filed on July 19, 2000, announcing the 5th U.S. Court of Appeals decision to deny an appeal by Taylor Publishing Company and affirm the Texas Federal trial court's judgment to overturn a jury verdict against Jostens.

               A Form 8-K dated July 26, 2000 and filed on August 2, 2000 announcing the resignation of Ernst and Young LLP as our independent accountants.

               A Form 8-K dated and filed on August 10, 2000 announcing the engagement of PricewaterhouseCoopers LLP as our new independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.


                                         JOSTENS, INC.
                                         Registrant


                                         By /s/ Robert C. Buhrmaster
                                           -------------------------------------
                                                Robert C. Buhrmaster
                                                Chairman, President and
                                                   Chief Executive Officer


                                         By /s/ William N. Priesmeyer
                                           -------------------------------------
                                                William N. Priesmeyer
                                                Senior Vice President and
                                                   Chief Financial Officer
                                                   (Chief Accounting Officer)