Form 10-K405
period 2000-12-30
JOSTENS INC
filed 2001-03-30
CIK 54050

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the Fiscal Year Ended December 30, 2000

                                       OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission file number 1-5064

                               ----------------

                                 Jostens, Inc.
             (Exact name of Registrant as specified in its charter)

              Minnesota                                41-0343440
   (State or other jurisdiction of           (I.R.S. Employer Identification
   incorporation or organization)                        number)

      5501 Norman Center Drive
       Minneapolis, Minnesota                             55437
   (Address of principal executive                     (Zip code)
              offices)

    Registrant's telephone number, including area code: (952) 830-3300

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by nonaffiliates of the Registrant on March 1, 2001: not applicable. The numbers of shares outstanding of each of the Registrant's classes of common stock on March 1, 2001, were as follows: Class A: 2,862,277; Class B: 5,300,000; Class C: 811,020; Class D;
20,000; Class E: 0; and Undesignated: 0.

   Documents incorporated by Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 Jostens, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended December 30, 2000

                                                  PART I
                                                                                                  Page
                                                                                                  ----
ITEM 1.   Business...............................................................................    1
ITEM 2.   Properties.............................................................................    6
ITEM 3.   Legal Proceedings......................................................................    7
ITEM 4.   Submission of Matters to a Vote of Security Holders....................................    7

                                                  PART II

ITEM 5.   Market for Registrant's Common Stock and Related Security Holder Matters...............    8
ITEM 6.   Selected Financial Data................................................................    9
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..   11
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................   22
ITEM 8.   Financial Statements and Supplementary Data............................................   23
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   50

                                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant.....................................   50
ITEM 11.  Executive Compensation.................................................................   52
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................   57
ITEM 13.  Certain Relationships and Related Transactions.........................................   59

                                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   61

Signatures......................................................................................    65

                                     PART I

ITEM 1. BUSINESS

   We are a leading provider of school-related affinity products and services including yearbooks, class rings and graduation products. We also have the leading market share for school photography services in Canada. In addition, we are a leading provider of corporate employee service recognition programs and achievement awards and products for athletic champions. Our 104-year history of manufacturing and providing quality products and superior service has enabled us to develop long-standing and extensive relationships with schools throughout the country.

   Our two major business segments are School Products and Recognition. The School Products segment serves the high school, college and elementary school markets and accounted for 88.9% of our net sales in 2000. The School Products segment is comprised of four principal lines of products and services: Printing & Publishing, Jewelry, Graduation Products and Photography.

   The Recognition segment accounted for 10.0% of our net sales in 2000. This segment provides products and services that assist companies in recognizing and rewarding employee service and achievement of performance objectives. The Recognition segment also produces awards for professional sports team accomplishments and affinity products for special interest associations.

 Merger and Recapitalization

   On May 10, 2000, we were acquired by affiliates of Investcorp along with other investors. The acquisition was part of a recapitalization of Jostens, which resulted in affiliates of Investcorp and the other investors acquiring approximately 92% of our post-merger common stock. The remaining 8% of our common stock is held by pre-recapitalization shareholders and five members of senior management. As a result of the transaction, our shares were de-listed from the New York Stock Exchange.

   The recapitalization was funded by (a) $495.0 million of borrowings under a senior credit facility with a syndicate of banks which included term loans and a revolving credit facility (collectively the "senior secured credit facility"), (b) issuance of $225.0 million in principal amount of senior subordinated notes (the "notes") and warrants to purchase 425,060 shares of our common stock, (c) issuance of $60.0 million in principal amount of redeemable preferred stock and warrants to purchase 531,325 shares of our common stock and
(d) $208.7 million of proceeds from the sale of shares of common stock to affiliates of Investcorp and the other investors.

   The proceeds from these financings funded (a) the payment of approximately $823.6 million to holders of common stock representing $25.25 per share, (b) repayment of $67.6 million of outstanding indebtedness, (c) payment of $10.0 million in consideration for cancellation of employee stock options, (d) payments of approximately $72.1 million of fees and expenses associated with the recapitalization and (e) a pre-payment of $7.5 million for a management and consulting services agreement for a five-year term with an affiliate of Investcorp.

BUSINESS SEGMENTS

   We classify our operations into the following business segments:

  . SCHOOL PRODUCTS -- This segment manufactures and markets school-related affinity products primarily for the high school and college markets. School Products is comprised of four product lines: Printing & Publishing, Jewelry, Graduation Products and Photography.

  . RECOGNITION -- This segment manufactures and supplies corporate-based affinity products that help companies and other organizations promote and recognize achievement in people's careers. We concentrate our efforts in service recognition and incentive programs designed to help companies achieve their business objectives through improved employee performance. Products include jewelry and other brand name merchandise from industry leading manufacturers.

  . OTHER -- This segment represents the operating units which do not meet the quantitative threshold for determining reportable segments. The "Other" segment primarily is comprised of corporate expenses, the results of the direct marketing sales channel to college alumni (exited in 1999), international (excluding Canada) sales and expenses and expenses associated with new product development.

   Business segment financial information is contained in ITEM 8, Note 13 of the Notes to Consolidated Financial Statements, included in this Form 10-K and is incorporated herein by reference.

SCHOOL PRODUCTS SEGMENT

 Product Lines

   Printing & Publishing

     We manufacture and sell student-created yearbooks in high schools, elementary and middle schools and colleges. Our independent and employee sales representatives and their associates work closely with each school's yearbook staff (both students and a faculty adviser), assisting with the planning, editing, layout and printing scheduling until the yearbook is completed. Our independent and employee sales representatives work with the faculty advisers to renew yearbook contracts. We also print commercial brochures and promotional books and materials.

   Jewelry

     We manufacture and sell class rings primarily to high school and college students. Most schools have only one school-designated supplier to its students each year. Class rings are sold within the schools, through bookstores, other campus stores, retail jewelry stores, and the Internet. Our independent and employee sales representatives manage the in-school process of interacting with the students through ring design, promotion and ordering.

   Graduation Products

     We manufacture and sell graduation announcements and accessories, diplomas and caps and gowns to students and administrators in high schools and colleges. Our independent and employee sales representatives take sales orders through in-school access, telemarketing programs, college bookstores and the Internet.

   Photography

     Photography provides class and individual school pictures to students in high schools and elementary and middle schools in Canada and the United States. Additionally, photography provides high school senior portrait photography, photography for proms and other special events and other photo-based products such as student ID cards. Our independent dealers and employee sales force arrange the sittings at individual schools or in their own studios.

 Seasonality

   Our School Products segment experiences seasonality concurrent with the North American school year, with about 45% of full-year segment sales and about 55 to 65% of full-year segment operating income occurring in the second quarter. This seasonality requires us to carefully manage our cash flows over the course of the year.

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

   Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. Class rings are marketed through different channels that have different quality and price points. Competitors in the sale of class rings primarily consist of two firms: Herff Jones, Inc. and Commemorative Brands, Inc. (CBI), which markets the Balfour and ArtCarved brands. Herff Jones, Inc. distributes its product in schools, while CBI distributes its product through multiple distribution channels, including schools, independent and chain jewelers and mass merchandisers.

   In Graduation Products, several national and numerous local and regional competitors offer products similar to ours.

   In Photography products, we compete with Lifetouch, Inc., Herff Jones, Inc. and a variety of regional and locally owned and operated photographers.

RECOGNITION SEGMENT

   Our Recognition business segment helps companies and other organizations achieve their objectives through improved employee retention and performance. We provide our clients with recognition program design and administration services that allow them to effectively manage their corporate recognition efforts to maximum organizational benefit.

   We serve customers ranging from small and mid-size companies to global corporations, professional sports teams and special interest associations. We design, communicate and administer programs tailored to an individual organization's needs. We sell our products primarily through independent sales representatives.

   We team with our Recognition customers to:

  . design recognition programs that help drive work force recruitment, retention and performance;

  . provide an administration platform that allows companies to cost effectively implement recognition including custom brochures and web sites as well as award fulfillment and reporting; and

  . create award selections that uniquely embrace and reinforce corporate culture, mission and values.

   We manufacture approximately half the products utilized within the client programs we design--including jewelry, rings, watches and engraved certificates. In addition, we market items manufactured by other companies, such as Waterman, Howard Miller, Oneida and Waterford.

 Competition

   Principal competitors in the service recognition and incentive program market include O.C. Tanner Recognition Company, The Robbins Company and The Tharpe Company, Inc.

 Subsequent Event--Restructuring Plans

   In March 2001, we announced our decision to consolidate three Recognition plants and implement a new customer service model as part of our effort to realign resources and streamline the Recognition segment's infrastructure and enhance profitability.

   We will close our distribution facility in Memphis, Tennessee., and our manufacturing facility in Sherbrooke, Quebec, and shift these functions to our existing plant in Princeton, Illinois. In addition, the Recognition segment's customer service function, currently operated from the Princeton and Memphis facilities, along with some financial functions, will be relocated to the Owatonna, Minnesota, facility. A new customer service model will be implemented to leverage new technologies at the Owatonna location. The consolidation is scheduled to be completed in the summer of 2001.

   The total cost of the consolidation project, which will be expensed in 2001, is estimated to be approximately $4.0 million for severance benefits and costs associated with closing the facilities. These costs will be partially offset by a gain on sale of the Memphis facility of approximately $2.4 million. Approximately 100 full-time positions will be eliminated from the Memphis plant and approximately 40 full-time positions will be eliminated from the Sherbrooke plant. In Princeton, 44 new positions will be created and in Owatonna about 30 new customer service positions will be added.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

 Backlog

   Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, our School Products segment obtains student yearbook contracts in one year for a significant portion of the yearbooks to be delivered in the next year. Often the prices of the yearbooks are not established at the time of the order because the content of the books may not be finalized. Subject to the foregoing qualifications, we estimate the backlog of orders related to continuing operations was approximately $292.4 million as of the end of 2000, compared with $291.2 million as of the end of 1999, primarily related to student yearbooks, jewelry and graduation products. We expect most of the 2000 backlog to be confirmed and filled in 2001.

 Environmental

   Matters pertaining to the environment are discussed in ITEM 7 and in ITEM 8,
Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K and are incorporated herein by reference.

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

 Intellectual Property

   We have licenses, trademarks and copyrights that, in the aggregate, are an important part of our business. However, we do not regard our business as being materially dependent upon any single license, trademark or copyright. We have trademark registration applications pending and will pursue other registrations as appropriate to establish and preserve our intellectual property rights.

 Employees

   As of the end of February 2001, we had approximately 6,500 employees, of which approximately 300 were members of two separate unions. Because of the seasonality of our business, the number of employees tends to vary. We have never suffered an interruption of business that had a material impact on our operations as a result of a labor dispute and consider our relationship with our employees to be good.

 Foreign Operations

   Our foreign sales are derived primarily from operations in Canada. The accounts and operations of our foreign businesses, excluding Canada, are not significant. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among risks attendant to foreign operations, but these risks are not considered significant with respect to our business. The profit margin on foreign sales is approximately the same as the profit margin on domestic sales.

   Foreign operations financial information is contained in ITEM 8, Note 13 of the Notes to Consolidated Financial Statements, included in this Form 10-K and are incorporated herein by reference.

                               ----------------

   Jostens is a Minnesota corporation. Unless otherwise indicated, all references to "Jostens," "we," "our," and "us" refer to Jostens, Inc., and its subsidiaries. Our principle executive offices are located at 5501 Norman Center Drive, Minneapolis, Minnesota 55437. Our main phone number is (952) 830-3300. Our home page on the Internet is www.jostens.com. The information on our web site is not incorporated into this annual report.

ITEM 2. PROPERTIES

   Our properties are summarized below:

                                                               Owned  Approximate
                                                                 or     square
   Business segment         Location        Type of property   leased   footage
   ----------------   -------------------- ------------------- ------ -----------
   School
    Products.......   Anaheim, CA          Office              Leased    12,000
                      Attleboro, MA        Manufacturing        Owned    52,000
                      Burnsville, MN       Manufacturing       Leased    47,000
                      Clarksville, TN      Manufacturing        Owned   105,000
                      Clarksville, TN      Warehouse           Leased    13,000
                      Denton, TX           Manufacturing        Owned    56,000
                      Laurens, SC          Manufacturing        Owned    98,000
                      Laurens, SC          Warehouse           Leased    74,000
                      Owatonna, MN         Office               Owned    88,000
                      Owatonna, MN         Manufacturing        Owned    30,000
                      Owatonna, MN         Warehouse           Leased    29,000
                      Red Wing, MN         Manufacturing        Owned   132,000
                      Shelbyville, TN      Manufacturing        Owned    87,000
                      State College, PA    Manufacturing        Owned    66,000
                      State College, PA    Warehouse           Leased     6,000
                      Topeka, KS           Manufacturing        Owned   236,000
                      Visalia, CA          Manufacturing        Owned    96,000
                      Visalia, CA          Warehouse           Leased    13,000
                      Winnipeg, MAN        Manufacturing        Owned    69,000
                      Winnipeg, MAN        Office              Leased    28,000
                      Winnipeg, MAN        Warehouse           Leased     6,000
                      Etobicoke, Ontario   Office              Leased     3,000
                      Winston-Salem, NC    Manufacturing        Owned   132,000
                      Winston-Salem, NC    Warehouse           Leased     7,000
                      Webster, NY (1)      Manufacturing        Owned    60,000
   Recognition.....   Memphis, TN (3)      Distribution center Leased    67,000
                      Princeton, IL        Manufacturing        Owned    65,000
                      Princeton, IL        Warehouse           Leased     6,000
                      Saddle Brook, NJ (2) Office              Leased     6,000
                      Sherbrooke, QUE (3)  Distribution center Leased    15,000
   Other...........   Bloomington, MN      Office               Owned   116,000
                      Bloomington, MN      Office              Leased    37,000

--------
(1)  Closed and currently held for sale
(2)  Currently under sublease to another business
(3) Facilities to be closed due to restructuring plans relating to our Recognition segment.

   Our School Products segment also has office space that we both lease and own in 23 locations totaling 37,000 square feet.

   We believe that our production facilities are suitable for their purpose and are adequate to support our businesses. The extent of utilization of individual facilities varies due to the seasonal nature of the business.

ITEM 3. LEGAL PROCEEDINGS

   A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. ("Epicenter"), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff is claiming damages of approximately $3 million to $10 million under various theories and differing sized relevant markets. Trial is scheduled to begin April 3, 2001 in which Epicenter has waived its right to a jury, so the case will be tried before a judge in U.S. District Court in Orange County, California. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

   In February 1998, we entered into an Information Technology Master Services Agreement with Ernst & Young LLP to provide guidance and consulting services for implementation of a company wide enterprise resource planning ("ERP") system. Under the Master Agreement, Ernst & Young LLP provided project management, guidance and consulting. We claim this work was deficient and substandard in various material respects constituting a breach of the Master Agreement entitling us to significant damages. In August 2000, the parties conducted a mandatory mediation which proved unsuccessful resulting in pending arbitration. Ernst & Young LLP claims are $0.3 million in unpaid fees. We claim damages in excess of $150.0 million, including over $9.0 million paid to Ernst & Young LLP on account of the engagement.

   We are a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   NONE

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
        MATTERS

   As a result of the merger and recapitalization on May 10, 2000 as discussed in ITEM 1, our common shares were de-listed from the New York Stock Exchange. Currently, there is no established public trading market for our common stock. Shares of Class A common stock are not quoted but are sporadically traded over-the-counter on the so called "pink sheets." We believe that the information we have been able to obtain may not represent a reliable market indicator for our Class A common shares. Shares of Class B, Class C and Class D common stock are not traded. Quarterly market and dividend information for pre-merger common stock for fiscal year 1999 and for the first two quarters of fiscal 2000 up until May 10, 2000 are as follows:

                                           2000                                     1999
                         ----------------------------------------- --------------------------------------
                                       Second Quarter
                         First Quarter    through     Year through  First  Second   Third  Fourth
                          Pre-merger    May 10, 2001  May 10, 2001 Quarter Quarter Quarter Quarter  Year
                         ------------- -------------- ------------ ------- ------- ------- ------- ------
Stock price:
  High..................    $24.44         $25.25        $25.25    $27.13  $22.63  $21.00  $24.31  $27.13
  Low...................     23.44          23.94         23.44     21.25   20.44   19.13   17.56   17.56
Dividends declared per
 share..................      0.22            --           0.22      0.22    0.22    0.22    0.22    0.88

   Our ability to pay dividends is limited by the terms of our senior secured credit facility and the notes, therefore we do not intend to pay dividends to any class of our common shareholders.

   The numbers of shareholders of record for each class of common stock at March 1, 2001 are as follows: Class A: 258; Class B: 12; Class C: 1; Class D:
11; and Class E: None.

 Recent Sales of Unregistered Securities

   We have not issued or sold securities within the past three years pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the "Securities Act") except on May 10, 2000 as part of the merger and recapitalization, we:

  . sold shares of our common stock at a price per share of $25.25 at an aggregate offering price of $208.7 million,

  . issued $60.0 million in principal amount of redeemable, payment-in-kind, preferred shares with detachable warrants to purchase 531,325 shares of our common stock (at an exercise price of $0.01 per share and a term of 11 years) to DB Capital Investors for $60.0 million, and

  . issued $225.0 million in principal amount of 12.75% senior subordinated notes (the "notes") with detachable warrants to purchase 425,060 shares of our common stock (at an exercise price of $0.01 per share and exercisable through 2010) to Deutsche Bank Securities Inc., UBS Warburg LLC and Goldman, Sachs & Co. for $215.9 million.

   The transactions set forth above were undertaken in reliance upon exemption from the registration requirements of the Securities Act afforded by Section 4(2) and/or Regulation D promulgated thereunder, as sales not involving a public offering. In October 2000, we consummated a registered exchange offer with respect to the 12.75% senior subordinated notes described above, pursuant to which all such privately placed securities were exchanged for registered securities.

ITEM 6. SELECTED FINANCIAL DATA

   The table below sets forth summary consolidated historical data relating to Jostens. The summary historical financial information for the years ended December 30, 2000, January 1, 2000, January 2, 1999, January 3, 1998; the six month period ended December 28, 1996; and for the year ended June 30, 1996, was derived from the audited historical Consolidated Financial Statements of Jostens.

                              (5)        (6)     (7)(8)      (8)        (9)
                                                                    Six months   Year
                                         Years ended                   ended     ended
                          ----------------------------------------- ----------- -------
                          December 30 January 1 January 2 January 3 December 28 June 30
                             2000       2000      1999      1998       1996      1996
                          ----------- --------- --------- --------- ----------- -------
                                      (In millions, except per-share data)
Statement of Operations
Net sales (1)...........   $ 805.0     $801.3    $789.6    $762.2     $281.1    $711.8
Cost of products sold
 (1)....................     356.3      368.5     370.5     371.0      145.4     348.8
Transaction costs.......      46.4         --        --        --         --        --
Special charge..........       0.2       20.2        --        --         --        --
Operating income........      67.8       81.7     102.2      99.7        4.2      94.8
Net interest expense....      58.9        7.0       6.7       6.3        4.1       7.3
Provision for income
 taxes..................      14.9       31.5      41.7      36.2        0.8      35.9
Income (loss) before
 cumulative effect of
 accounting change......     (12.8)      43.2      41.8      57.2       (0.8)     51.6
Cumulative effect of
 accounting change, net
 of tax.................      (5.9)        --        --        --         --        --
Net income (loss).......     (18.7)      43.2      41.8      57.2       (0.8)     51.6
                           --------    -------   -------   -------    -------   -------
Balance Sheet Data
Current assets..........   $ 236.1     $286.3    $240.5    $252.5     $257.5    $251.3
Working capital (2).....     (20.0)       8.3      44.1      50.2      100.0      73.2
Property and equipment,
 net....................      79.3       84.6      88.6      74.1       67.6      67.0
Total assets............     388.3      408.2     366.2     390.7      383.8     384.0
Short-term borrowings...        --      117.6      93.9      50.0       90.9      27.6
Long-term debt,
 including current
 maturities.............     684.8        3.6       3.6       3.6        3.9      53.9
Redeemable preferred
 stock..................      48.8         --        --        --         --        --
Shareholders' equity
 (deficit)..............    (586.3)      36.5      58.6     127.1      112.6     121.8
                           --------    -------   -------   -------    -------   -------
Common Share Data
Basic EPS--before
 cumulative effect of
 accounting change......   $  (1.05)   $  1.27   $  1.14   $  1.47     $(0.02)  $  1.29
Basic EPS--net income
 (loss).................      (1.39)      1.27      1.14      1.47      (0.02)     1.29
Diluted EPS--before
 cumulative effect of
 accounting change......      (1.05)      1.27      1.14      1.47      (0.02)     1.28
Diluted EPS--net income
 (loss).................      (1.39)      1.27      1.14      1.47      (0.02)     1.28
Cash dividends declared
 per share (3)..........       0.22       0.88      0.88      0.88       0.22      0.88
Common shares
 outstanding at period
 end....................       9.0       33.3      35.1      38.4       38.7      38.7
Stock price--high (3)...        N/M      27.13     26.25     28.81      22.25     25.13
Stock price--low (3)....        N/M      17.56     19.00     20.00      17.25     19.50
                           --------    -------   -------   -------    -------   -------
Other Data
Depreciation and
 amortization of
 intangibles............   $  28.9     $ 25.3    $ 23.2    $ 22.1     $  9.9    $ 16.6
Adjusted EBITDA (4).....     143.4      127.2     125.4     121.8       14.0     111.4
Adjusted EBITDA margin..      17.8%      15.9%     15.9%     16.0%       5.0%     15.7%
Capital expenditures....      22.2       27.8      36.9      24.4        9.9      15.4
                           --------    -------   -------   -------    -------   -------

--------
(1) Sales and cost of products sold for all periods presented have been reclassified to include revenue derived from shipping and handling charges in net sales as discussed in Item 7 and in Item 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K.
(2) Represents current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term borrowings and current maturities of long-term debt).
(3) As a result of the merger and recapitalization on May 10, 2000 as discussed in Item 1, our common shares were de-listed from the New York Stock Exchange. Currently, there is no established public trading market for our common shares. In addition, subsequent to the merger and recapitalization we did not pay nor do we plan to pay dividends to any class of our common shareholders.
(4) Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, transaction costs, special charges, equity losses and write-down of investments, and the loss on the write-off of the JLC notes. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP") and it should not be considered in isolation or as a substitute for net income, cash flows from operations, or other income and cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Moreover, adjusted EBITDA is not a standardized measure and may be calculated in a number of ways. Accordingly, the adjusted EBITDA information provided might not be comparable to other similarly titled measures provided by other companies. Adjusted EBITDA is included herein because management understands that adjusted EBITDA is customarily used as a criterion in evaluation of companies.
(5) The cumulative effect of accounting change, net of tax, reflects changes in our accounting for certain sales transaction as discussed in Item 7 and in Item 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K. Net income in 2000 also reflects a $6.7 million charge for equity losses and a write-down of two internet investments.
(6) Net income in 1999 reflects a pre-tax special charge of $20.2 million ($13.3 million after tax).
(7) Net income in 1998 reflects an after tax charge of $15.7 million for the write-off of JLC notes receivable of $12.0 million and related net deferred tax assets of $3.7 million.
(8) Net income in 1998 and 1997 reflects pre-tax gains of $3.7 million ($2.2 million after tax) and $6.8 million ($4.0 million after tax), respectively, resulting from a reduction in LIFO gold inventories.
(9) In 1996, the company changed its fiscal year end from June 30 to the Saturday closest to December 31, resulting in a six-month transition period from July 1 to December 28, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Our disclosure and analysis in this report may contain some "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "project," or "continue," or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

   Any change in the following factors may impact the achievement of results:

  . our ability to satisfy our debt obligations, including related covenants;

  . our relationship with our independent sales representatives and employees;

  .  the fluctuating prices of raw materials, primarily gold;

  . the seasonality of our School Products segment sales and operating income;

  . our dependence on a key supplier for our synthetic and semiprecious stones;

  .  fashion and demographic trends;

  . litigation cases, if decided against us, may adversely affect our financial results; and

  . environmental regulations that could impose substantial costs upon us and may adversely affect our financial results.

   The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS

   The following table sets forth selected information from our Consolidated Statements of Operations, expressed as a percentage of net sales.

                                          Percentage of net
                                                sales         Percentage change
                                        --------------------- -----------------
                                                              2000 vs. 1999 vs.
                                         2000    1999   1998    1999     1998
                                        ------- ------ ------ -------- --------
Net Sales.............................  100.0%  100.0% 100.0%    0.5%     1.5%
Cost of products sold.................   44.3%   46.0%  46.9%   (3.3%)   (0.5%)
                                        ------- ------ ------ -------- --------
  Gross profit........................   55.7%   54.0%  53.1%    3.7%     3.3%
Selling and administrative expenses...   41.5%   41.3%  40.1%    1.0%     4.4%
Transaction costs.....................    5.8%    0.0%   0.0%     --       --
Special charge........................    0.0%    2.5%   0.0%  (98.8%)     --
                                        ------- ------ ------ -------- --------
    Operating income..................    8.4%   10.2%  13.0%  (16.9%)  (20.1%)
Interest income.......................    0.2%    0.1%   0.0%  171.0%    33.1%
Interest expense......................    7.5%    0.9%   0.9%  704.9%     6.5%
Equity losses and write-down of
 investments..........................    0.8%    0.0%   0.0%     --       --
Write-off of JLC notes receivable,
 net..................................    0.0%    0.0%   1.5%     --   (100.0%)
                                        ------- ------ ------ -------- --------
  Income before income taxes..........    0.3%    9.3%  10.6%  (97.1%)  (10.6%)
Provision for income taxes............    1.9%    3.9%   5.3%  (52.6%)  (24.5%)
                                        ------- ------ ------ -------- --------
Income (loss) before cumulative effect
 of accounting change.................   (1.6%)   5.4%   5.3% (129.6%)    3.2%
Cumulative effect of accounting
 change, net of tax...................   (0.7%)   0.0%   0.0%     --       --
                                        ------- ------ ------ -------- --------
  Net income (loss)...................   (2.3%)   5.4%   5.3% (143.2%)    3.2%
Dividends and accretion on redeemable
 preferred shares.....................   (0.7%)   0.0%   0.0%     --       --
                                        ------- ------ ------ -------- --------
  Net income (loss) available to
   common shareholders................   (3.0%)   5.4%   5.3% (156.7%)    3.2%
                                        ======= ====== ====== ======== ========

 Net sales

   The change in net sales from 1999 to 2000 was due to price increases averaging approximately 2.2%, offset partially by volume/mix decreases of 1.7%. The change in net sales from 1998 to 1999 was due to price increases averaging approximately 3.1%, offset partially by volume/mix decreases of 1.6%.

   During the fourth quarter of 2000, we reclassified revenues derived from shipping and handling charges to net sales in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs. Distribution and freight expenses for products shipped to customers continue to be included in cost of products sold. Previously, revenue from customers was recorded as a reduction of distribution and freight expenses within costs of products sold. Prior period revenues derived from shipping and handling charges have been reclassified to net sales, which had no effect on previously reported net income. This reclassification increased previously reported net sales by $18.8 million and $18.7 million in 1999 and 1998, respectively.

   Year-to-date sales by segment and the changes between years were as follows:

                                                              Percentage change
                                                              -----------------
                                                              2000 vs. 1999 vs.
                                     2000     1999     1998     1999     1998
                                   -------- -------- -------- -------- --------
                                         (In thousands)
School Products................... $715,644 $691,252 $669,804   3.5%     3.2%
Recognition.......................   80,265   99,800  106,358 (19.6%)   (6.2%)
Other.............................    9,138   10,234   13,417 (10.7%)  (23.7%)
                                   -------- -------- -------- -------  -------
Consolidated net sales............ $805,047 $801,286 $789,579   0.5%     1.5%
                                   ======== ======== ======== =======  =======

 School Products

   The increase in School Products sales from 1999 to 2000 was primarily due to:

  .  price increases in our product lines;

  . sales increases in graduation announcements and caps and gowns due to winning new school accounts;

  .  increased sales of graduation accessories;

  . increased sales dollars for yearbooks due to increased page count and add-on features;

  . fewer yearbook rebates and returns resulting from improvements with Jostens Direct Solutions ("JDS") (a direct payment program for parents of high school students); and

  . increased revenue from JDS processing fees due to more schools enrolled in the program.

   These increases were offset by decreases in jewelry sales due to:

  .  weak sales in the high school market;

  . delays in school presentations caused by a new multi-media marketing tool which was recently put in place; and

  .  the loss of a large account in the college market.

   The increase from 1998 to 1999 was primarily due to:

  .  price increases in our product lines;

  . increased sales dollars for yearbooks due to increased page count and add-on features; and

  . a unit volume increase of 2.2% in Jewelry, primarily due to strong sales in the high school market and accelerated jewelry shipments into the fourth quarter of 1999.

   These increases were offset by:

  . a decline in sales of approximately $9.9 million in Jewelry, Graduation Products and Printing resulting from an independent sales group that left in mid-1998;

  . higher than expected yearbook rebates and returns due to problems encountered with JDS;

  .  a decline in commercial printing volume (used to fill excess capacity);
     and

  . a decrease in photography sales due to closing eleven unprofitable retail sites and not renewing our relationships with a number of independent wholesale dealers.

 Recognition

   The decreases in Recognition sales in 1999 and 2000 were primarily due to lost customers as a result of problems encountered with a system implementation that took place in 1999. Adding to the sales decrease in 2000, was a reduction in the number of sales representatives and a shift in sales to lower priced programs and general merchandise.

 Other

   Other segment sales decreased in 2000 as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999. Sales from this business had declined from $7.4 million in 1998 to $3.1 million in 1999 due to fewer response rates and fewer mailings on direct marketing programs. Offsetting this decrease was higher sales of jewelry in our international business in 1999 and 2000 due to our replacing sales representatives in Puerto Rico in the second half of 1999.

 Gross Margin

   Gross margin in 2000 was 55.7%, compared with 54.0% in 1999 and 53.1% in 1998. The 1.7 percentage point increase in gross margin from 1999 to 2000 and the 0.9% increase from 1998 to 1999 were primarily the result of :

  .  increased pricing;

  .  continued emphasis on manufacturing efficiencies;

  . exiting the ring production facility in Nuevo Laredo, Mexico in 1999, which experienced higher than expected costs compared to production in the United States; and

  .  closing eleven unprofitable retail photo sites in 1999.

   In addition, the increase in 2000 was partially due to favorable raw material costs particularly for gold and stones.

   Offsetting the increases in 1999 were:

  . approximately $2.5 million of expenses incurred to exit the Nuevo Laredo, Mexico facility; and

  .  higher costs due to problems encountered with JDS.

 Selling and Administrative Expenses

   Selling and administrative expenses in 2000, 1999 and 1998 were $334.3 million, $330.9 million and $316.9 million, respectively.

   The increases in 1999 and 2000 reflect:

  . higher selling and marketing expenses related to programs and initiatives intended to increase our sales; and

  . higher commission expense partially due to changes in the commission program for graduation products and partially due to the timing of those changes.

   In addition, we incurred higher information system expenses in 1999 to ensure year 2000 readiness which resulted in higher depreciation expense in 2000.

   In 2000, the increases were offset by:

  . lower labor costs and headcount realized from the special charge taken in the fourth quarter of 1999;

  . lower costs as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999;

  . lower amortization expense due to the write-off of $3.0 million of goodwill as part of the 1999 special charge; and

  . reduced spending on temporary labor and other lower costs in our Recognition segment in 2000 compared with 1999 due to added costs resulting from problems encountered during the transition to a new system implemented in 1999.

 Transaction Costs

   We incurred costs consisting of professional fees and transaction expenses associated with the merger and recapitalization. Transaction costs of $46.4 million have been expensed as of December 30, 2000. The remaining costs of $36.5 million were deferred and are being amortized over the applicable lives of the associated debt for up to a maximum of ten years.

 Special Charge

   In the fourth quarter of 1999, we completed a strategic review of product lines, manufacturing operations, infrastructure projects and support functions based on performance trends. We decided to refocus our organization on sales growth versus infrastructure improvement. As a result of this review, we incurred a pre-tax special charge of $20.2 million ($13.3 million after tax) in 1999 and an additional $0.2 million to complete the project in 2000.

   Information relating to the special charge follows:

                                                                Net     Balance
                                 Initial  Used in  Used in  Adjustments end of
                                 accrual   1999      2000     in 2000    2000
                                 ------- --------- -------- ----------- -------
                                                 (In thousands)
Employee termination benefits..  $ 4,910 $    --   $(3,880)   $ 714     $1,744
Abandonment of internal use
 software under development....    6,455   (6,245)    (210)     --         --
Write-off of impaired goodwill
 related to retail class ring
 sales channel.................    4,560   (4,560)     --       --         --
Write-off of goodwill related
 to exiting the direct
 marketing sales channel to
 college alumni................    3,086   (3,086)     --       --         --
Other costs related to exiting
 the direct marketing sales
 channel to college alumni.....    1,183     (270)    (436)    (477)       --
                                 ------- --------- --------   ------    ------
                                 $20,194 $(14,161) $(4,526)   $ 237     $1,744
                                 ======= ========= ========   ======    ======

   Of the $20.4 million total special charge, $4.8 million relates to the School Products segment and $15.6 million relates to the "Other" segment.

   Of the total special charge, $5.6 million relates to employee termination benefits for the elimination of about 140 full-time positions, in corporate, recognition and executive functions as well as individuals affected by the exiting of the direct marketing sales channel to college alumni. Headcount reductions were completed in 2000 and termination benefits continue to be paid over the benefit period as specified under our severance plan. We accrued $4.9 million in termination benefits in 1999 and took an additional $0.7 million net charge in 2000 to revise our original exit plan to retain certain employees and eliminate the remaining approximately 40 full-time positions to complete the project. Included in other accrued liabilities on the consolidated balance sheet is the unpaid portion of the special charge of $1.7 million, related to these future termination benefits.

   As part of the special charge, we wrote off $6.5 million in system development work primarily for account and product configuration software that will not be put into service.

   We reviewed and modified our strategies for the retail class ring product line and, as a result, determined that the carrying value of the related goodwill was impaired based upon anticipated inadequate projected cash flows. Accordingly, an impairment charge of $4.6 million was recorded as part of the special charge for the write-off of the carrying value of all of the goodwill.

   We also reviewed Jostens Direct, our direct marketing sales channel to college alumni, and decided, in the fourth quarter of 1999 to close down the business due to our expectations of a continued decline in sales volume. As a result, the remaining carrying value of the related goodwill of $3.1 million was written-off and other exit costs of $1.2 million were recorded during the fourth quarter of 1999. In 2000, we completed our exit activities and took into income $0.5 million of our original accrual that was not utilized.

   We estimate the pre-tax savings resulting from the implementation of the strategic review were approximately $8.0 million in 2000 and will provide future pre-tax savings of approximately $12.0 million annually in 2001 and thereafter.

 Subsequent Event--Restructuring Plans

   In March 2001, we announced our decision to consolidate three Recognition plants and implement a new customer service model as part of our effort to realign resources and streamline the Recognition segment's infrastructure and enhance profitability.

   We will close our distribution facility in Memphis, Tennessee, and our manufacturing facility in Sherbrooke, Quebec, and shift these functions to our existing plant in Princeton, Illinois. In addition, the Recognition segment's customer service function, currently operated from the Princeton and Memphis facilities, along with some financial functions, will be relocated to the Owatonna, Minnesota, facility. A new customer service model will be implemented to leverage new technologies at the Owatonna location. The consolidation is scheduled to be completed in the summer of 2001.

   The total cost of the consolidation project, which will be expensed in 2001, is estimated to be approximately $4.0 million for severance benefits and costs associated with closing the facilities. These costs will be partially offset by a gain on sale of the Memphis facility of approximately $2.4 million. Approximately 100 full-time positions will be eliminated from the Memphis plant and approximately 40 full-time positions will be eliminated from the Sherbrooke plant. In Princeton, 44 new positions will be created and in Owatonna about 30 new customer service positions will be added.

 Operating Income (Loss)

   Year-to-date operating income (loss) by segment and the changes from 1999 and 1998 were as follows:

                                                            Percentage change
                                                            ------------------
                                                             2000 to  1999 to
                                2000      1999      1998      1999      1998
                              --------- --------- --------- --------- --------
                                     (In thousands)
School Products.............. $148,615  $141,947  $127,016      4.7%    11.8%
Recognition..................   (4,157)     (361)   10,430  (1051.5%) (103.5%)
Other........................  (76,636)  (59,928)  (35,257)   (27.9%)  (70.0%)
                              --------- --------- --------- --------- --------
Consolidated operating
 income...................... $ 67,822  $ 81,658  $102,189    (16.9%)  (20.1%)
                              ========= ========= ========= ========= ========

 School Products

   The increases in operating income in both 1999 and 2000 were due to manufacturing efficiencies and increased sales performance. Offsetting the increases in both 1999 and 2000 were higher marketing and selling expenses, higher commissions and an increase in the allocation of management information system expenses. Operating income in 1999 included $4.8 million of the special charge taken for the write-off of goodwill related to the retail class ring sales channel and a portion of employee termination benefits. In addition, operating income in 1999 included approximately $2.5 million of expenses incurred to exit the Nuevo Laredo, Mexico facility and move all ring manufacturing back to the United States. Operating income in 1998 included a one-time pre-tax benefit of $2.3 million due to a reduction in the remaining LIFO gold inventories resulting from our decision to consign gold.

 Recognition

   The decrease in operating income in 2000 was primarily due to a decrease in sales, an increase in bad debt expense and an increase in the allocation of management information system expenses as a result of 1999 system implementations. The decrease in operating income in 1999 was primarily due to a decrease in sales and higher spending on temporary labor and increases in other costs due to problems encountered during the transition to a new system implemented in 1999. In addition, 1998 operating income included a one-time pre-tax benefit of $1.4 million due to a reduction in the remaining LIFO gold inventories resulting from our decision to consign gold.

 Other

   The increase in operating loss from 1999 to 2000 was primarily due to transaction related costs of $46.4 million associated with the merger and recapitalization on May 10, 2000. This was partially offset by:

  . lower selling and administrative expenses as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999;

  . lower spending in 2000 compared with 1999 related to our new product and channel development group; and

  . lower information system expenses related to year 2000 compliance efforts.

   The increase in operating loss from 1998 to 1999 was primarily due to:

  . costs of $15.4 million related to the special charge taken in the fourth quarter of 1999 including employee termination benefits, abandonment of internal use software under development and the write-off of goodwill and other costs related to exiting the direct marketing sales channel to college alumni;

  . higher costs related to investments in information systems as part of our year 2000 compliance efforts; and

  .  higher costs associated with market development activities.

 Net Interest Expense

   Net interest expense was $58.9 million in 2000 compared with $7.0 million in 1999 and $6.7 million in 1998. The increase in 2000 is due to additional interest expense resulting from the new senior secured credit facility and the issuance of the senior subordinated notes in connection with the merger and recapitalization.

 Equity Losses and Write-down of Investments

   In 2000, we recorded equity losses and a write-down to zero of our investments in two Internet companies resulting in a $6.7 million non-cash charge.

 Write-off of JLC Notes Receivable, Net

   In June 1995, we sold our Jostens Learning Corp. ("JLC") curriculum software subsidiary to a group led by Bain Capital, Inc. As partial consideration for the sale, we received two notes receivable that were subsequently discounted and recorded at their estimated fair values. In addition, a transaction gain of $13.2 million was deferred in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." The notes were subsequently recorded at their estimated fair value of $12.9 million, net of deferred gain.

   In January 1999, we received information indicating to us that the carrying value of the notes was permanently impaired. As a result, we wrote off $12.0 million in 1998 for the carrying value of the notes, net of miscellaneous JLC related assets and liabilities, plus $3.7 million of net deferred tax assets associated with the initial sale of JLC. We did not record a tax benefit related to the write-off for financial reporting purposes because the tax benefit may not be realized.

 Income Taxes

   Our 2000 provision for income taxes before the cumulative effect of accounting change was $14.9 million resulting in an effective rate of 691.3%. The deferred tax benefit of the cumulative effect of accounting change was $4.0 million. The provision for income taxes reflects the impact of non-deductible transaction related costs of approximately $27.0 million and a deferred tax asset valuation reserve of $2.7 million established for the equity losses and write-down of $6.7 million of two Internet investments. In 1999, our effective income tax rate was 42.2% compared to 49.9% in 1998. The 7.7 percentage point decrease in 1999 from 1998 was primarily due to the write-off of $3.7 million of net deferred tax assets related to the sale of JLC, and the fact that no tax benefit was recorded for financial reporting purposes on the write-off of the JLC notes.

   Other items that impacted our tax rates for 1999 and 1998 were the write-off of $3.1 million of nondeductible goodwill in connection with the special charge in 1999 and a benefit of $0.8 million for the reduction of a valuation reserve in 1998 to reflect the utilization of previously reserved foreign tax credits as a result of executed tax planning strategies.

   We expect our effective tax rate in 2001 to be approximately 41.5%.

LIQUIDITY AND CAPITAL RESOURCES

   Our primary cash needs are for debt service obligations, capital expenditures, working capital, redeemable securities and general corporate purposes.

 Operating Activities

   Operating activities generated cash of $35.5 million in 2000 compared with $125.2 million in 1999 and $101.6 million in 1998. The decrease of $89.7 million in 2000 over 1999 was primarily due to lower net income as a result of expenses incurred of $46.4 million related to the merger and recapitalization and an increase in interest paid of $38.6 million. In addition, cash was unfavorably impacted by the payment of $7.5 million for a deferred management fee related to the transaction, severance payments of $3.9 million associated with the special charge taken in 1999, and the timing of other accrued liabilities all of which are included in the "Other" category on our Consolidated Statement of Cash Flows. Cash was also unfavorably impacted by the timing of customer deposits and accounts payable. In 2000, cash was favorably impacted by reduced inventories and reduced accounts receivable due to improvement in the number of days sales outstanding. The $23.6 million increase in 1999 over 1998 was primarily due to increased customer deposits, partially offset by other working capital decreases.

 Investing Activities

   Capital expenditures in 2000, 1999 and 1998 were $22.2 million, $27.8 million and $36.9 million, respectively. The $5.6 million decrease in 2000 over 1999 and the $9.1 million decrease in 1999 over 1998 was primarily due to higher spending to replace information systems to ensure year 2000 compliance. The decrease in 2000 was partially offset by increased spending on new automation technology in our School Products segment. We anticipate capital spending in 2001 to be about $30.0 million relating mainly to marketing and sales initiatives.

   In 1999, we invested $10.6 million to take minority equity positions in three privately-held Internet-based companies. In 2000, we funded an additional investment of $1.1 million for one of these investments and sold our entire ownership position in another one of these investments for $5.0 million which resulted in no gain or loss. We recorded equity losses and a write-down of the two remaining investments resulting in a non-cash charge of $6.7 million.

 Financing Activities

   Net cash used by financing activities in 2000, 1999 and 1998 was $29.3 million, $52.1 million and $69.8 million, respectively. The decrease in net cash used by financing activities from 1999 to 2000 was primarily due to proceeds from the new senior secured credit facility, issuance of the senior subordinated notes, issuance of redeemable preferred stock and issuance of common stock in connection with the transaction. In addition, no dividend was paid in the second, third and fourth quarters of 2000. These decreases were offset by payment of $25.25 for each share of common stock tendered in the transaction, the pay-off of credit facilities existing prior to the transaction and a $16.0 million voluntary pay down on our new senior secured credit facility. The decrease in cash used by financing activities from 1998 to 1999 was primarily due to more share repurchases in 1998. In mid 1999, we suspended our share repurchases due to the proposed merger and recapitalization.

   We experience seasonality that corresponds to the North American school year. This seasonality requires us to manage our cash flows over the course of the year. To help manage our cash flow, we entered into a $150 million, six year revolving credit facility that expires on May 31, 2006. At December 30, 2000, we had $147.4 million available under this facility. We also have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30.0 million in consigned inventory. At December 30, 2000, we had $13.2 million available under this arrangement.

   Mandatory principal payments obligations under term loan A are approximately $4.5 million due June 30, 2001 and approximately $9.0 million due December 31, 2001. Thereafter, semi-annual principal payments increase approximately $1.12 million per semi-annual period through December 2005, with a final payment of approximately $9.0 million due in May 2006. Mandatory principal payment obligations under term loan B are approximately $0.5 million due June 30, 2001 and approximately $1.0 million semi-annually thereafter through December 2005. Semiannual payments increase on an escalating scale from approximately $25.4 million in June 2006 to approximately $112.2 million in December 2007, with a final payment of approximately $66.1 million due in May 2008. The $225.0 million in senior subordinated notes come due May 2010. In addition, mandatory interest payment obligations on the senior subordinated notes are $14.3 million semi-annually through May 2010.

   The redeemable, payment-in-kind, preferred shares have an initial liquidation preference of $60.0 million and are entitled to receive dividends at 14.0% per annum, compounded quarterly, and are payable either in cash or in additional shares of the same series of preferred stock. We plan to pay dividends in additional shares of preferred stock for the foreseeable future. The redeemable preferred shares are subject to mandatory redemption by Jostens in May 2011.

   The senior subordinated notes are not collateralized and are subordinate in right of payment to the term loans and borrowings under the new revolving credit facility (collectively the "senior secured credit facility").

The senior secured credit facility is collateralized by substantially all the assets of our domestic operations and all of our capital stock (limited to 65% in the case of foreign subsidiaries). The senior secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the senior secured credit facility, including letter of credit fees, agency fees and commitment fees. Commitment fees will be payable quarterly, initially at a rate per annum of 0.5% on the average daily unused portion of the revolving credit facility. The senior secured credit facility and senior subordinated notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligations.

COMMITMENTS AND CONTINGENCIES

 Environmental

   As part of our environmental management program, we are involved in various environmental remediation activities. As sites are identified and assessed in this program, we determine potential environmental liabilities. Factors considered in assessing liability include, but are not limited to: whether we have been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of the end of 2000, we had identified three sites requiring further investigation. However, we have not been designated as a potentially responsible party at any site.

   In 1996, we assessed the likelihood that a loss had been incurred at one of these sites as probable based on findings included in remediation reports and from discussions with legal counsel. As of the end of 2000, we had made payments of $5.5 million for remediation, and at December 30, 2000, $1.1 million was accrued and is included in "other accrued liabilities" on the consolidated balance sheet. While we may have a right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable. No assets for potential recoveries were established as of the end of 2000. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

 Litigation

   A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. ("Epicenter"), alleges that we attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff is claiming damages of approximately $3 million to $10 million under various theories and differing sized relevant markets. Trial is scheduled to begin April 3, 2001 in which Epicenter has waived its right to a jury, so the case will be tried before a judge in U.S. District Court in Orange County, California. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

   In February 1998, we entered into an Information Technology Master Services Agreement with Ernst & Young LLP to provide guidance and consulting services for implementation of a company wide enterprise resource planning ("ERP") system. Under the Master Agreement, Ernst & Young LLP provided project management, guidance and consulting. We claim this work was deficient and substandard in various material respects constituting a breach of the Master Agreement entitling us to significant damages. In August 2000, the parties conducted a mandatory mediation which proved unsuccessful resulting in pending arbitration. Ernst & Young LLP claims are $0.3 million in unpaid fees. We claim damages in excess of $150.0 million, including over $9.0 million paid to Ernst & Young LLP on account of the engagement.

   We are a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

NEW ACCOUNTING STANDARDS

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently in June 2000, the FASB issued SFAS No. 138, which amends SFAS No.
133. These statements modify the accounting and reporting for derivative instruments and hedging activities and are required to be adopted in years beginning after June 15, 2000. We adopted these new standards effective the first quarter of 2001, and the effect of adoption is not currently expected to have a material impact on our future financial position, cash flows or results of operations.

 Revenue Recognition

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer.

   The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the year ended December 30, 2000. The effect of the change on the year ended December 30, 2000, was to decrease operating income by $0.8 million. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

   The quarterly pro forma information after adopting this new accounting method, retroactive to January 1, 2000, is as follows:

                                                   2000
                               ----------------------------------------------
                                First    Second   Third     Fourth
                               Quarter  Quarter  Quarter   Quarter     Year
                               -------- -------- --------  --------  --------
                                              (In thousands)
Net sales..................... $154,836 $344,712 $117,118  $188,381  $805,047
Gross profit..................   89,604  189,906   53,630   115,624   448,764
Selling and administrative
 expenses.....................   78,372  104,286   67,642    84,032   334,332
Operating income (loss).......   11,232   39,909  (14,151)   30,832    67,822
Net income (loss).............    5,849    3,062  (21,125)     (551)  (12,765)

 Accounting for Shipping and Handling Fees and Costs

   Revenues derived from shipping and handling charges are included in net sales in accordance with the Emerging Issues Task Force (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Additionally, distribution and freight expenses for products shipped to customers are included in cost of products sold. Previously, revenue from customers was recorded as a reduction of distribution and freight expenses within costs of products sold. Prior period revenues derived from shipping and handling charges have been reclassified to net sales, which had no effect on previously reported net income. This reclassification increased previously reported net sales by $18.8 million and $18.7 million in 1999 and 1998, respectively.

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

 Commodity Price Risk

   Our results of operations could be significantly affected by changes in the price of gold. To manage the risk associated with gold price changes, on an annual basis we simultaneously set our pricing to customers and enter into gold forward or option contracts based upon the estimated ounces needed to satisfy customer requirements. We prepared a sensitivity analysis as of the end of 2000 to estimate our exposure to market risk on our open gold forward purchase contracts. The fair market value of our gold positions was calculated by valuing each position at quoted futures prices as of the end of 2000 and 1999, and was $10.8 million and $18.0 million, respectively. The market risk associated with these contracts was $1.1 million and $1.8 million as of the end of 2000 and 1999, respectively, and is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.

 Interest Rate Risk

   For 1999, our earnings were affected by changes in short-term interest rates as a result of issuing commercial paper. For 2000, our earnings were affected by changes in the LIBOR as a result of our new senior secured credit facility. If short-term interest rates or the LIBOR averaged 10% more or less in 2000 and 1999, our interest expense would have changed by approximately $2.9 million and $0.7 million in 2000 and 1999, respectively. As of the end of 2000 and 1999, the fair value of our debt, excluding the senior subordinated notes (the "notes"), approximated its carrying value and is estimated based on quoted market prices for comparable instruments. The fair value of the notes at December 30, 2000 was $204.8 million and was estimated based on a quoted market price of $910 per unit for the notes.

   Our senior secured credit facility bears a variable interest rate predominantly linked to the London Interbank Offered Rate ("LIBOR"), as determined in three month intervals, plus a fixed spread. To manage our exposure to changes in the variable interest rate, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0% as opposed to LIBOR. The swap agreement became effective on August 15, 2000 with a notional amount of $135.0 million, decreasing to $70.0 million quarterly over the next three years. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The fair value of the interest rate swap as of December 30, 2000 was a liability of $3.0 million. There were no open interest rate swap agreements as of the end of 1999.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Shareholders and Directors of Jostens, Inc.:

   In our opinion, the accompanying consolidated balance sheet as of December 30, 2000 and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the consolidated financial position of Jostens, Inc. and its subsidiaries as of December 30, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Jostens Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   As discussed in Note 1 to the consolidated financial statements, Jostens, Inc. changed its method of recognizing revenue for certain transactions, pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 27, 2001

Report of Independent Auditors

To the Shareholders and Directors of Jostens, Inc.:

   We have audited the accompanying consolidated balance sheet of Jostens, Inc. and subsidiaries as of January 1, 2000, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for each of the two fiscal years in the period ended January 1, 2000. Our audits also included the related financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jostens, Inc. and subsidiaries as of January 1, 2000, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Ernst & Young LLP
Minneapolis, Minnesota
February 2, 2000

                         JOSTENS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     2000      1999     1998
                                                   --------  -------- --------
                                                   (In thousands, except per-
                                                          share data)
Net sales......................................... $805,047  $801,286 $789,579
Cost of products sold.............................  356,283   368,539  370,457
                                                   --------  -------- --------
  Gross profit....................................  448,764   432,747  419,122
Selling and administrative expenses...............  334,332   330,895  316,933
Transaction costs.................................   46,373       --       --
Special charge....................................      237    20,194      --
                                                   --------  -------- --------
  Operating income................................   67,822    81,658  102,189
Interest income...................................    1,320       487      366
Interest expense..................................   60,252     7,486    7,026
Equity losses and write-down of investments.......    6,730       --       --
Write-off of JLC notes receivable, net............      --        --    12,009
                                                   --------  -------- --------
  Income before income taxes......................    2,160    74,659   83,520
Provision for income taxes........................   14,925    31,480   41,700
                                                   --------  -------- --------
Income (loss) before cumulative effect of
 accounting change................................  (12,765)   43,179   41,820
Cumulative effect of accounting change, net of
 tax..............................................   (5,894)      --       --
                                                   --------  -------- --------
  Net income (loss)...............................  (18,659)   43,179   41,820
Dividends and accretion on redeemable preferred
 shares...........................................   (5,841)      --       --
                                                   --------  -------- --------
  Net income (loss) available to common
   shareholders................................... $(24,500) $ 43,179 $ 41,820
                                                   ========  ======== ========
Earnings (loss) per common share
  Basic
    Before cumulative effect of accounting
     change....................................... $  (1.05) $   1.27 $   1.14
    Cumulative effect of accounting change........    (0.33)      --       --
                                                   --------  -------- --------
      Basic earnings (loss) per common share...... $  (1.39) $   1.27 $   1.14
                                                   ========  ======== ========
  Diluted
    Before cumulative effect of accounting
     change....................................... $  (1.05) $   1.27 $   1.14
    Cumulative effect of accounting change........    (0.33)      --       --
                                                   --------  -------- --------
      Diluted earnings (loss) per common share.... $  (1.39) $   1.27 $   1.14
                                                   ========  ======== ========
Weighted average common shares outstanding
  Basic...........................................   17,663    34,004   36,527
  Diluted.........................................   17,663    34,093   36,705
Proforma amounts assuming the accounting change
 had been in effect for all periods presented
 (unaudited)
  Net income (loss)............................... $(12,765) $ 43,747 $ 42,315
  Net income (loss) available to common
   shareholders................................... $(18,606) $ 43,747 $ 42,315
  Earnings (loss) available to common shareholders
   per common share
    Basic......................................... $  (1.05) $   1.29 $   1.16
    Diluted....................................... $  (1.05) $   1.28 $   1.15

   The accompanying notes are an integral part of the consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     December 30, 2000 and January 1, 2000

                                                            2000       1999
                                                          ---------  --------
                                                            (In thousands,
                                                           except per-share
                                                                data)
                         ASSETS
Current assets
Cash and cash equivalents................................ $  26,552  $ 38,517
Accounts receivable, net of allowance of $4,361 and
 $5,775, respectively....................................    64,944   107,638
Inventories..............................................    91,230    87,839
Deferred income taxes....................................    17,995    17,400
Salespersons overdrafts, net of allowance of $5,568 and
 $6,332, respectively....................................    27,227    26,194
Prepaid expenses and other current assets................     8,154     8,721
                                                          ---------  --------
  Total current assets...................................   236,102   286,309
                                                          ---------  --------
Other assets
Intangibles, net.........................................    17,662    18,895
Deferred financing costs, net............................    33,360        23
Other....................................................    21,812    18,304
                                                          ---------  --------
  Total other assets.....................................    72,834    37,222
                                                          ---------  --------
Property and equipment, net..............................    79,345    84,640
                                                          ---------  --------
                                                          $ 388,281  $408,171
                                                          =========  ========
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Short-term borrowings.................................... $     --   $117,608
Accounts payable.........................................    24,430    23,641
Accrued employee compensation and related taxes..........    30,826    29,478
Commissions payable......................................    19,895    26,134
Customer deposits........................................   108,848   112,958
Income taxes payable.....................................    15,155    17,223
Interest payable.........................................    10,096     2,136
Current portion of long-term debt........................    14,974       --
Other accrued liabilities................................    20,347    27,964
                                                          ---------  --------
  Total current liabilities..............................   244,571   357,142
Long-term debt, net of current maturities................   669,807     3,600
Other noncurrent liabilities.............................    11,382    10,919
                                                          ---------  --------
  Total liabilities......................................   925,760   371,661
Commitments and contingencies
Redeemable preferred shares, $.01 par value, liquidation
 preference $64,056 authorized 307.5 shares, issued and
 outstanding; December 30, 2000 - 64.....................    48,841       --
Preferred shares, $.01 par value: authorized 4,000
 shares, issued and outstanding; December 30, 2000 - 64
 in the form of redeemable preferred shares listed above;
 3,936 undesignated......................................       --        --
Shareholders' equity (deficit)
Common shares (note 11)..................................     1,015    11,108
Additional paid-in-capital - warrants....................    24,733       --
Officer notes receivable.................................    (1,775)      --
Retained earnings (accumulated deficit)..................  (604,102)   31,072
Accumulated other comprehensive loss.....................    (6,191)   (5,670)
                                                          ---------  --------
  Total shareholders' equity (deficit)...................  (586,320)   36,510
                                                          ---------  --------
                                                          $ 388,281  $408,171
                                                          =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    2000       1999      1998
                                                  ---------  --------  --------
                                                        (In thousands)
Operating activities
Net income (loss)...............................  $ (18,659) $ 43,179  $ 41,820
Depreciation....................................     26,875    23,329    20,587
Amortization of debt discount and deferred
 financing costs................................      3,741       --        --
Amortization....................................      2,064     2,009     2,584
Deferred income taxes...........................      3,079    (2,671)   15,712
Special charge (non-cash portion)...............        --     14,101       --
Equity losses and write-down of investments.....      6,730       --        --
Write-off of JLC notes receivable, net..........        --        --     12,009
Cumulative effect of accounting change, net of
 tax............................................      5,894       --        --
Changes in assets and liabilities, net of
 effects of business acquisition:
  Accounts receivable...........................     17,366    (1,291)    2,167
  Inventories...................................      5,694     2,655     1,568
  Salespersons overdrafts.......................     (1,033)   (5,505)    4,806
  Prepaid expenses and other current assets.....        567    (2,984)   (1,058)
  Accounts payable..............................        789     8,364    (1,171)
  Accrued employee compensation and related
   taxes........................................      1,348     1,918     8,114
  Commissions payable...........................         98     4,003     2,909
  Customer deposits.............................     (4,110)   20,866    (6,567)
  Interest payable..............................      7,960       --        --
  Income taxes payable..........................     (2,068)   12,593    (6,044)
  Other.........................................    (20,823)    4,653     4,179
                                                  ---------  --------  --------
   Net cash provided by operating activities....     35,512   125,219   101,615
                                                  ---------  --------  --------
Investing activities
Purchases of property and equipment.............    (22,158)  (27,830)  (36,936)
Proceeds from sale of equity investments........      4,691       --        --
Purchase of equity investments..................     (1,119)  (10,611)      --
Other...........................................        421     1,262     1,675
                                                  ---------  --------  --------
   Net cash used for investing activities.......    (18,165)  (37,179)  (35,261)
                                                  ---------  --------  --------
Financing activities
Net short-term borrowings (repayments)..........   (117,608)   15,281    38,248
Repurchases of common stock.....................   (823,659)  (39,853)  (80,001)
Principal payments on long-term debt............    (19,600)      --        --
Proceeds from issuance of long-term debt........    700,139       --        --
Proceeds from issuance of common shares.........    208,695       --        --
Net proceeds from issuance of preferred stock...     43,000       --        --
Proceeds from issuance of warrants to purchase
 common shares..................................     24,733       --        --
Debt financing costs............................    (36,459)      --        --
Dividends paid to common shareholders...........     (7,331)  (29,998)  (32,332)
Other...........................................     (1,222)    2,452     4,258
                                                  ---------  --------  --------
   Net cash used for financing activities.......    (29,312)  (52,118)  (69,827)
                                                  ---------  --------  --------
Change in cash and cash equivalents.............    (11,965)   35,922    (3,473)
Cash and cash equivalents, beginning of period..     38,517     2,595     6,068
                                                  ---------  --------  --------
Cash and cash equivalents, end of period........  $  26,552  $ 38,517  $  2,595
                                                  =========  ========  ========
Supplemental information
Income taxes paid...............................  $  13,914  $ 20,623  $ 32,357
Interest paid...................................  $  44,256  $  5,702  $  6,426
                                                  ---------  --------  --------

   The accompanying notes are an integral part of the consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND
                          COMPREHENSIVE INCOME (LOSS)

                                                                                        Accumu-
                                                                             Retained    lated
                                            Additional                       earnings    other              Compre-
                          Common shares      paid-in-              Officer   (accumu-   compre-             hensive
                         -----------------   capital    Capital     notes      lated    hensive              income
                         Number    Amount    warrants   surplus   receivable deficit)    loss      Total     (loss)
                         -------  --------  ---------- ---------  ---------- ---------  -------  ---------  --------
                                                 (In thousands, except per-share data)
Balance--January 3,
 1998..................   38,422  $ 12,853   $   --    $     --    $   --    $ 119,378  $(5,138) $ 127,093
Exercise of stock
 options and restricted
 stock, net............      234        78                 4,180                                     4,258
Cash dividends declared
 to common shareholders
 of $0.88 per share....                                                        (32,332)            (32,332)
Repurchases of common
 stock.................   (3,585)   (1,241)               (4,521)              (74,239)            (80,001)
Tax benefit of stock
 options...............                                      341                                       341
Net income.............                                                         41,820              41,820  $ 41,820
Change in cumulative
 translation
 adjustment............                                                                  (1,576)    (1,576)   (1,576)
Adjustment in minimum
 pension liability, net
 of $649 tax...........                                                                  (1,051)    (1,051)   (1,051)
                                                                                                            --------
Comprehensive income...                                                                                     $ 39,193
                         -------  --------   -------   ---------   -------   ---------  -------  ---------  ========
Balance--January 2,
 1999..................   35,071    11,690       --          --        --       54,627   (7,765)    58,552
Exercise of stock
 options and restricted
 stock, net............      129        43                 2,409                                     2,452
Cash dividends declared
 to common shareholders
 of $0.88 per share....                                                        (29,998)            (29,998)
Repurchases of common
 stock.................   (1,876)     (625)               (2,492)              (36,736)            (39,853)
Tax benefit of stock
 options...............                                       83                                        83
Net income.............                                                         43,179              43,179  $ 43,179
Change in cumulative
 translation
 adjustment............                                                                   1,078      1,078     1,078
Adjustment in minimum
 pension liability, net
 of $667 tax...........                                                                   1,017      1,017     1,017
                                                                                                            --------
Comprehensive income                                                                                        $ 45,274
                         -------  --------   -------   ---------   -------   ---------  -------  ---------  ========
Balance--January 1,
 2000..................   33,324    11,108       --          --        --       31,072   (5,670)    36,510
Exercise of stock
 options and restricted
 stock, net............       23         8                 1,520                                     1,528
Cash dividends declared
 to common shareholders
 of $0.22 per share....                                                         (7,331)             (7,331)
Issuance of common
 shares
 Class A...............    2,134       711                53,176    (2,050)                         51,837
 Class B...............    5,300        53               133,772                                   133,825
 Class C...............      811         8                20,470                                    20,478
 Class D...............       20       --                    505                                       505
Repurchases of common
 stock.................  (32,619)  (10,873)             (209,443)             (603,343)           (823,659)
Issuance of warrants to
 purchase common
 shares................                       24,733                                                24,733
Payment on officer note
 receivable............                                                275                             275
Preferred stock
 dividends.............                                                         (5,551)             (5,551)
Preferred stock
 accretion.............                                                           (290)               (290)
Net loss...............                                                        (18,659)            (18,659) $(18,659)
Change in cumulative
 translation
 adjustment............                                                                    (599)      (599)     (599)
Adjustment in minimum
 pension liability, net
 of $51 tax............                                                                      78         78        78
                                                                                                            --------
Comprehensive loss.....                                                                                --   $(19,180)
                         -------  --------   -------   ---------   -------   ---------  -------  ---------  ========
Balance--December 30,
 2000..................    8,993  $  1,015   $24,733   $     --    $(1,775)  $(604,102) $(6,191) $(586,320)
                         =======  ========   =======   =========   =======   =========  =======  =========

   The accompanying notes are an integral part of the consolidated financial statements.

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

 Fiscal Year

   Our fiscal year ends the Saturday closest to December 31. Fiscal years 2000, 1999 and 1998 ended on December 30, 2000, January 1, 2000 and January 2, 1999, respectively. Normally each fiscal year consists of 52 weeks, but periodically, there will be a 53-week year.

 Principles of Consolidation

   Our consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

   Certain amounts have been reclassified to conform to the 2000 presentation. These reclassifications had no impact on our net income, shareholders' equity, or cash provided by operating activities.

 Use of Estimates

   The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   Cash and cash equivalents include cash on hand, time deposits and commercial paper all having an original maturity of three months or less.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for all inventories except gold and certain other precious metals, which are determined using the last-in, first-out (LIFO) method. LIFO inventories were $0.1 million as of the end of 2000 and 1999 and approximated replacement cost.

   Net income in 1998 reflects a pre-tax gain of $3.7 million ($2.2 million after tax) resulting from a reduction in LIFO gold inventories.

 Intangibles

   Intangibles primarily represent the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and are amortized over various periods of up to 40 years. Accumulated amortization of intangibles as of the end of 2000 and 1999 was $15.2 million and $14.1 million, respectively.

                         JOSTENS, INC. AND SUBSIDIARIES

 Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization is computed for financial reporting purposes by principally using the straight-line method over the following estimated useful lives:

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

 Impairment of Long-Lived Assets

   We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the future discounted cash flows.

 Income Taxes

   Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

 Revenue Recognition, Sales Returns and Warranty Costs

   We recognize revenue when the earnings process is complete, evidenced by an agreement between Jostens and the customer, there has been delivery and acceptance, collectibility is probable and pricing is fixed and determinable. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

 Foreign Currency Translation

   Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in comprehensive income (loss) in shareholders' equity (deficit).

 Supplier Concentration

   We purchase substantially all synthetic and semiprecious stones from a single supplier located in Germany, who is also the supplier to substantially all of the class ring manufactures in the United States.

 Financial Instruments

   From time to time, we may use derivative financial instruments to manage market risks and reduce our exposure resulting from fluctuations in foreign currency and interest rates. Financial instruments are not used for trading purposes. See Note 7 for a description of our interest rate swap agreement and
Note 14 for a description of our gold forward contracts.

   We also may enter into foreign currency forward contracts to hedge purchases of inventory in foreign currency. The purpose of these hedging activities is to protect us from the risk that inventory purchases

                         JOSTENS, INC. AND SUBSIDIARIES
denominated in foreign currency will be adversely affected by changes in foreign currency rates. The amount of contracts outstanding at December 30, 2000 was $1.9 million. There were no foreign currency contracts outstanding as of the end of 1999.

   Gains or losses on forward contracts used to purchase inventory for which we have firm purchase commitments qualify as accounting hedges and are therefore deferred and recognized in income when the inventory is sold. Counter parties expose us to credit loss in the event of nonperformance as measured by the unrealized gains on the contracts. At December 30, 2000 and January 1, 2000, there were no material unrealized gains or losses on outstanding foreign currency forward contracts or gold forward contracts.

 Earnings (Loss) Per Common Share

   Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, including the dilutive effects of warrants, options and restricted stock. Unless otherwise noted, references are to diluted earnings (loss) per share.

   Basic and diluted earnings (loss) per share were calculated using the following:

                                                    2000        1999    1998
                                                  --------     ------- -------
                                                   (In thousands, except
                                                      per-share data)
Net income (loss) before cumulative effect of
 accounting change............................... $(12,765)    $43,179 $41,820
Cumulative effect of accounting change, net of
 tax.............................................   (5,894)        --      --
                                                  --------     ------- -------
Net income (loss)................................  (18,659)     43,179  41,820
Dividends and accretion on redeemable preferred
 shares..........................................   (5,841)        --      --
                                                  --------     ------- -------
Net income (loss) available to common
 shareholders.................................... $(24,500)    $43,179 $41,820
                                                  ========     ======= =======
Weighted average number of common shares
 outstanding--basic..............................   17,663      34,004  36,527
Dilutive shares..................................      --  (1)      89     178
                                                  --------     ------- -------
Weighted average number of common shares
 outstanding--diluted............................   17,663      34,093  36,705
                                                  ========     ======= =======
--------
(1)  Options and warrants to purchase approximately 1.5 million shares were not included as their effect would have been antidilutive.

Earnings (loss) per common share
  Basic
    Before cumulative effect of accounting
     change...................................... $  (1.05)    $  1.27 $  1.14
    Cumulative effect of accounting change.......    (0.33)        --      --
                                                  --------     ------- -------
      Basic earnings (loss) per common share..... $  (1.39)    $  1.27 $  1.14
                                                  ========     ======= =======
  Diluted
    Before cumulative effect of accounting
     change...................................... $  (1.05)    $  1.27 $  1.14
    Cumulative effect of accounting change.......    (0.33)        --      --
                                                  --------     ------- -------
      Diluted earnings (loss) per common share... $  (1.39)    $  1.27 $  1.14
                                                  ========     ======= =======

                         JOSTENS, INC. AND SUBSIDIARIES

 Stock-Based Compensation

   We use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted to employees and non employee directors.

 New Accounting Standards

   Accounting for Derivative Instruments and Hedging Activities -- In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently in June 2000, the FASB issued SFAS No. 138, which amends SFAS No. 133. These statements modify the accounting and reporting for derivative instruments and hedging activities and are required to be adopted in years beginning after June 15, 2000. We adopted these new standards effective the first quarter of 2001, and the effect of adoption is not currently expected to have a material impact on our future financial position, cash flows or results of operations.

   Revenue Recognition -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which, among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer.

   The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the year ended December 30, 2000. The effect of the change on the year ended December 30, 2000, was to decrease operating income by $0.8 million. The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

   The (unaudited) quarterly pro forma information after adopting this new accounting method, retroactive to January 1, 2000, is as follows:

                                                   2000
                               ----------------------------------------------
                                First    Second   Third     Fourth
                               Quarter  Quarter  Quarter   Quarter     Year
                               -------- -------- --------  --------  --------
                                              (In thousands)
Net sales..................... $154,836 $344,712 $117,118  $188,381  $805,047
Gross profit..................   89,604  189,906   53,630   115,624   448,764
Selling and administrative
 expenses.....................   78,372  104,286   67,642    84,032   334,332
Operating income (loss).......   11,232   39,909  (14,151)   30,832    67,822
Net income (loss).............    5,849    3,062  (21,125)     (551)  (12,765)

   Accounting for Shipping and Handling Fees and Costs -- Revenues derived from shipping and handling charges are included in net sales in accordance with the Emerging Issues Task Force (EITF) No. 00-10, Accounting for Shipping and Handling Fees and Costs. Additionally, distribution and freight expenses for products shipped to customers are included in cost of products sold. Previously, revenue from customers was recorded as a reduction of distribution and freight expenses within costs of products sold. Prior period revenues derived from shipping and handling charges have been reclassified to net sales, which had no effect on previously reported net income. This reclassification increased previously reported net sales by $18.8 million and $18.7 million in 1999 and 1998, respectively.

                         JOSTENS, INC. AND SUBSIDIARIES

2. Merger and Recapitalization

   On December 27, 1999, we entered into a merger agreement with Saturn Acquisition Corporation, an entity organized for the sole purpose of effecting a merger on behalf of certain affiliates of Investcorp S.A. (Investcorp) and other investors. On May 10, 2000, Saturn Acquisition Corporation merged with and into Jostens, with Jostens as the surviving corporation. The merger was part of a recapitalization of Jostens which resulted in affiliates of Investcorp and the other investors acquiring approximately 92% of our post-merger common stock. The remaining 8% of our common stock was retained by pre-recapitalization shareholders and five members of senior management and was redesignated as shares of Class A common stock. As a result of the transaction, our shares have been de-listed from the New York Stock Exchange.

 Recapitalization Financing

   The recapitalization was funded by (a) $495.0 million of borrowings under a senior credit facility with a syndicate of banks which included term loans and a revolving credit facility (collectively the "senior secured credit facility"), (b) issuance of $225.0 million in principal amount of senior subordinated notes (the "notes") and warrants to purchase 425,060 shares of Class E common stock, (c) issuance of $60.0 million in principal amount of redeemable preferred stock and warrants to purchase 531,325 shares of Class E common stock and (d) $208.7 million of proceeds from the sale of shares of common stock to affiliates of Investcorp and the other investors.

   The proceeds from these financings funded (a) the payment of approximately $823.6 million to holders of common stock representing $25.25 per share, (b) repayment of $67.6 million of outstanding indebtedness, (c) payment of $10.0 million in consideration for cancellation of employee stock options, (d) payments of approximately $72.1 million of fees and expenses associated with the recapitalization, including approximately $12.7 million of advisory fees paid to an affiliate of Investcorp and (e) a pre-payment of $7.5 million for a management and consulting services agreement for a five-year term with an affiliate of Investcorp. This pre-payment is being amortized on a straight-line basis over the term of the agreement.

 Recapitalization Accounting

   The transaction was accounted for as a recapitalization and, as such, the historical basis of our assets and liabilities has not been affected. Recapitalization related costs of $46.4 million consisting of investment banking fees, transaction fees, legal and accounting fees, transition bonuses, stock option payments and other miscellaneous costs were expensed in the year ended December 30, 2000. Additionally, $3.0 million of recapitalization costs incurred related to the issuance of shares of redeemable preferred stock were netted against the proceeds of $60.0 million. Finally, $36.5 million associated with the debt financing was capitalized and is being amortized as interest expense over the applicable lives of the debt for up to a maximum of ten years.

3. Special Charge

   In the fourth quarter of 1999, we completed a strategic review of product lines, manufacturing operations, infrastructure projects and support functions based on performance trends. We decided to refocus our organization on sales growth versus infrastructure improvement. As a result of this review, we incurred a pre-tax special charge of $20.2 million ($13.3 million after tax) in 1999 and an additional $0.2 million to complete the project in 2000.

                         JOSTENS, INC. AND SUBSIDIARIES

   Information relating to the special charge follows:

                                                                Net     Balance
                                 Initial Used in   Used in  Adjustments end of
                                 accrual   1999     2000      in 2000    2000
                                 ------- --------  -------  ----------- -------
                                                (In thousands)
Employee termination benefits..  $ 4,910 $    --   $(3,880)    $ 714    $1,744
Abandonment of internal use
 software under development....    6,455   (6,245)    (210)      --        --
Write-off of impaired goodwill
 related to retail class ring
 sales channel.................    4,560   (4,560)     --        --        --
Write-off of goodwill related
 to exiting the direct
 marketing sales channel to
 college alumni................    3,086   (3,086)     --        --        --
Other costs related to exiting
 the direct marketing sales
 channel to college alumni.....    1,183     (270)    (436)     (477)      --
                                 ------- --------  -------     -----    ------
                                 $20,194 $(14,161) $(4,526)    $ 237    $1,744
                                 ======= ========  =======     =====    ======

   Of the $20.4 million total special charge, $4.8 million relates to the School Products segment and $15.6 million relates to the "Other" segment.

   Of the total special charge, $5.6 million relates to employee termination benefits for the elimination of about 140 full-time positions, in corporate, recognition and executive functions as well as individuals affected by the exiting of the direct marketing sales channel to college alumni. Headcount reductions were completed in 2000 and termination benefits continue to be paid over the benefit period as specified under our severance plan. We accrued $4.9 million in termination benefits in 1999 and took an additional $0.7 million net charge in 2000 to revise our original exit plan to retain certain employees and eliminate the remaining approximately 40 full-time positions to complete the project. Included in other accrued liabilities on the consolidated balance sheet is the unpaid portion of the special charge of $1.7 million, related to these future termination benefits.

   As part of the special charge, we wrote off $6.5 million in system development work primarily for account and product configuration software that will not be put into service.

   We reviewed and modified our strategies for the retail class ring product line and, as a result, determined that the carrying value of the related goodwill was impaired based upon anticipated inadequate projected cash flows. Accordingly, an impairment charge of $4.6 million was recorded as part of the special charge for the write-off of the carrying value of all of the goodwill.

   We also reviewed Jostens Direct, our direct marketing sales channel to college alumni, and decided, in the fourth quarter of 1999 to close down the business due to our expectations of a continued decline in sales volume. As a result, the remaining carrying value of the related goodwill of $3.1 million was written-off and other exit costs of $1.2 million were recorded during the fourth quarter of 1999. In 2000, we completed our exit activities and took into income $0.5 million of our original accrual that was not utilized.

                         JOSTENS, INC. AND SUBSIDIARIES

4. Comprehensive Income (Loss)

   The following amounts were included in accumulated other comprehensive loss as of the end of 2000 and 1999:

                                                               2000     1999
                                                              -------  -------
                                                              (In thousands)
      Minimum pension liability adjustments, net of tax...... $  (948) $(1,026)
      Foreign currency translation adjustments...............  (5,243)  (4,644)
                                                              -------  -------
      Accumulated other comprehensive loss................... $(6,191) $(5,670)
                                                              =======  =======

5. Inventories

     As of the end of 2000 and 1999, inventories were comprised of:

                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
      Raw materials and supplies............................... $17,054 $17,886
      Work-in-process..........................................  30,490  29,772
      Finished goods...........................................  43,686  40,181
                                                                ------- -------
      Total inventories........................................ $91,230 $87,839
                                                                ======= =======

 Precious Metals Consignment Arrangement

   We have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30.0 million in consigned inventory. In 2000, 1999 and 1998, we expensed consignment fees related to this facility of approximately $0.3 million, $0.3 million and $0.1 million, respectively. Under the terms of the consignment arrangement, we do not own the consigned inventory until it is shipped in the form of a product to a customer. Accordingly, we do not include the value of consigned inventory or the corresponding liability in our financial statements. The value of our consigned inventory as of the end of 2000 and 1999 was $16.8 million and $22.1 million, respectively.

6. Property and Equipment

   As of the end of 2000 and 1999, property and equipment, net consisted of:

                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
      Land................................................... $  3,432 $  3,618
      Buildings..............................................   36,913   36,420
      Machinery and equipment................................  206,659  195,673
      Capitalized software...................................   38,172   36,079
                                                              -------- --------
      Total property and equipment...........................  285,176  271,790
      Less accumulated depreciation and amortization.........  205,831  187,150
                                                              -------- --------
      Property and equipment, net............................ $ 79,345 $ 84,640
                                                              ======== ========

   Depreciation expense was $26.9 million, $23.3 million and $20.6 million in 2000, 1999, and 1998, respectively. Amortization related to capitalized software is included in depreciation expense. Accumulated amortization of capitalized software was $17.5 million and $11.1 million in 2000 and 1999, respectively.

                        JOSTENS, INC. AND SUBSIDIARIES

7. Borrowings

   As of the end of 2000 and 1999, long-term debt consisted of the following:

                                                                   2000    1999
                                                                 -------- ------
                                                                 (In thousands)
Borrowings under senior secured credit facility:
  Term loan A, variable rate, 9.76 percent at December 30, 2000, semi-annual principal and interest payments through May
   2006......................................................... $134,775 $  --
  Term loan B, variable rate, 10.26 percent at December 30,
   2000, semi-annual principal and interest payments through May
   2008.........................................................  344,225    --
Senior subordinated notes, 12.75 percent fixed rate, net of
   discounts of $19,219, semi-annual interest payments of $14.3
   million, principal due and payable at maturity - May 2010....  205,781    --
Industrial revenue bonds, 6.75 percent fixed rate, covering
 general offices................................................      --   3,600
                                                                 -------- ------
                                                                  684,781  3,600
Less current portion............................................   14,974    --
                                                                 -------- ------
                                                                 $669,807 $3,600
                                                                 ======== ======

   Maturities of long-term debt, excluding $19.2 million of discount, as of December 30, 2000 are as follows:

                                                                 (In thousands)
      2001...................................................... $  14,974
      2002......................................................    23,335
      2003......................................................    27,827
      2004......................................................    32,320
      2005......................................................    36,813
      Thereafter................................................   568,731
                                                                 ---------
                                                                 $ 704,000
                                                                 =========

   In 2000, we voluntarily paid down $15.2 million of term loan A and $0.8 million of term loan B. Future mandatory principal payments obligations under term loan A are approximately $4.5 million due June 30, 2001 and approximately $9.0 million due December 31, 2001. Thereafter, semi-annual principal payments increase approximately $1.12 million per semi-annual period through December 2005, with a final payment of approximately $9.0 million due in May 2006. Future mandatory principal payment obligations under term loan B are approximately $0.5 million due June 30, 2001 and approximately $1.0 million semi-annually thereafter through December 2005. Semiannual payments increase on an escalating scale from approximately $25.4 million in June 2006 to approximately $112.2 million in December 2007, with a final payment of approximately $66.1 million due in May 2008.

   As of the end of 2000 and 1999, the fair value of our debt, excluding the senior subordinated notes (the "notes"), approximated its carrying value and is estimated based on quoted market prices for comparable instruments. The fair value of the notes at December 30, 2000 was $204.8 million and was estimated based on the quoted market price of $910 per unit for the notes.

   In connection with the merger and recapitalization, we entered into a $150 million, six year revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the "alternative base rate" or "eurodollar" interest rate provisions of the agreement. There was $2.6 million outstanding under this facility, in the form of letters of credit, as of December 30, 2000. Our old credit facility, due to expire on December 31, 2000, was terminated as part of the transaction.

                         JOSTENS, INC. AND SUBSIDIARIES

   The senior subordinated notes (the "notes") are not collateralized and are subordinate in right of payment to the term loans and borrowings under the new revolving credit facility (collectively the "senior secured credit facility"). The senior secured credit facility is collateralized by substantially all the assets of our domestic operations and all of our capital stock (limited to 65% in the case of foreign subsidiaries). The senior secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the senior secured credit facility, including letter of credit fees, agency fees and commitment fees. Commitment fees are payable quarterly, initially at a rate per annum of 0.5% on the average daily unused portion of the revolving credit facility. The senior secured credit facility and senior subordinated notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligations.

   Our senior secured credit facility bears a variable interest rate predominantly linked to the London Interbank Offered Rate ("LIBOR"), as determined in three month intervals, plus a fixed spread. To manage our exposure to changes in the variable interest rate, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0% as opposed to LIBOR. The swap agreement became effective on August 15, 2000 with a notional amount of $135.0 million, decreasing to $70.0 million quarterly over the next three years. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The fair value of the interest rate swap as of December 30, 2000 was a liability of $3.0 million. There were no open interest rate swap agreements as of the end of 1999.

   The senior subordinated notes were issued with detachable warrants and an original issuance discount, resulting in total discounts of $19.7 million. The detachable warrants were valued at $10.7 million and are exercisable through 2010. The value of the warrants has been included as a component of shareholders' deficit. If all the warrants were to be exercised, the holders would acquire shares (at a price of $0.01 per share) of our Class E common stock representing approximately 4.0% of the total number of shares (outstanding immediately after the transaction) of our common equity on a fully diluted basis. The entire discount is being amortized to interest expense through 2010 and, during 2000, the amount of interest expense related to the amortization of debt discount was $0.6 million.

   In 1999, we incurred annual fees and interest on borrowings that were based on our commercial paper rating. Annual fees ranged from 0.075 to 0.15% of the commitment. The weighted average interest rate on commercial paper outstanding as of the end of 1999 was 5.9%.

8. Redeemable Preferred Stock

   In connection with the recapitalization, we issued redeemable, payment-in-kind, preferred shares, which have an initial liquidation preference of $60.0 million and are entitled to receive dividends at 14.0% per annum, compounded quarterly and payable either in cash or in additional shares of the same series of preferred stock. The redeemable preferred shares are subject to mandatory redemption by Jostens in May 2011. In connection with the redeemable preferred shares, we ascribed $14.0 million of the proceeds to detachable warrants to purchase 531,325 shares of our Class E common stock (at an exercise price of $0.01 per share), which is reflected as a component of shareholders' deficit. In addition, $3.0 million of issuance costs have been netted against the initial proceeds and are reflected as a reduction to the carrying amount of the preferred stock. The carrying value of the preferred stock is being accreted to full liquidation preference value, plus unpaid preferred stock dividends, over the eleven year period of the redeemable preferred stock through charges to the retained earnings (accumulated deficit) account.

                         JOSTENS, INC. AND SUBSIDIARIES

9. Income Taxes

   The following summarizes the differences between income taxes computed at the federal statutory rate and the provision for income taxes for financial reporting purposes:

                                                      2000     1999     1998
                                                     -------  -------  -------
                                                         (In thousands)
   Federal statutory income tax rate...............       35%      35%      35%
   Federal tax at statutory rate...................  $   756  $26,130  $29,232
   State income taxes, net of federal tax benefit..    1,215    3,086    4,509
   Write-off of JLC notes and related deferred tax
    assets.........................................      --       --     7,245
   Write-off of goodwill...........................      --     1,080      --
   Non deductible transaction costs................    9,473      --       --
   Increase (reduction) in deferred tax valuation
    allowance......................................    2,355      --      (750)
   Other differences, net..........................    1,126    1,184    1,464
                                                     -------  -------  -------
   Provision for income taxes......................  $14,925  $31,480  $41,700
                                                     =======  =======  =======

   The U.S. and foreign components of income before income taxes and the provision for income taxes were as follows:

                                                       2000     1999     1998
                                                      -------  -------  -------
                                                          (In thousands)
   Income before income taxes
   Domestic.......................................... $(5,935) $68,044  $77,756
   Foreign...........................................   8,095    6,615    5,764
                                                      -------  -------  -------
   Income before income taxes........................ $ 2,160  $74,659  $83,520
                                                      =======  =======  =======
   Provision for income taxes
   Federal........................................... $ 6,914  $25,828  $18,435
   State.............................................   1,385    5,276    4,439
   Foreign...........................................   3,547    3,047    3,114
                                                      -------  -------  -------
   Total current income taxes........................  11,846   34,151   25,988
   Deferred..........................................   3,079   (2,671)  15,712
                                                      -------  -------  -------
   Provision for income taxes........................ $14,925  $31,480  $41,700
                                                      =======  =======  =======

                         JOSTENS, INC. AND SUBSIDIARIES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets as of the end of 2000 and 1999 consisted of:

                                                             2000      1999
                                                           --------  --------
                                                            (In thousands)
   Deferred tax liabilities
   Tax over book depreciation............................. $ (3,285) $ (3,558)
   Capitalized software development costs.................   (7,195)   (8,712)
   Other..................................................   (5,901)   (3,616)
                                                           --------  --------
   Deferred tax liabilities...............................  (16,381)  (15,886)
                                                           --------  --------
   Deferred tax assets
   Reserves for accounts receivable and salespersons
    overdrafts............................................    5,776     6,936
   Reserves for employee benefits.........................    9,560    10,669
   Other reserves not recognized for tax purposes.........    6,825     4,025
   Foreign tax credit carryforwards.......................      185       838
   Reserves for investments...............................    2,661       --
   Other..................................................    5,329     4,483
                                                           --------  --------
   Deferred tax assets....................................   30,336    26,951
   Valuation allowance....................................   (2,846)     (838)
                                                           --------  --------
   Deferred tax assets, net...............................   27,490    26,113
                                                           --------  --------
   Net deferred tax asset................................. $ 11,109  $ 10,227
                                                           ========  ========

   The net deferred tax asset as of the end of 2000 consisted of $18.0 million current net deferred tax assets and $6.9 million noncurrent net deferred tax liabilities. The net deferred tax assets as of the end of 1999 consisted of $17.4 million current net deferred tax assets and $7.2 million noncurrent net deferred tax liabilities.

   During 2000, we increased the deferred tax asset valuation allowance by $2.7 million because the tax benefit related to the reserves for investments may not be realized. We also have a foreign tax credit carryforward of $0.2 million that expires in 2002. The foreign tax credits of $0.2 million and $0.8 million as of the end of 2000 and 1999 were fully reserved.

10. Benefit Plans

 Pension and Postretirement Benefits

   We have noncontributory defined-benefit pension plans that cover nearly all employees. The benefits provided under the plans are based on years of service and/or compensation levels. We also provide health care insurance benefits for nearly all retirees. Generally, the health care plans require contributions from retirees.

   The assumptions used for these plans consisted of:

                               Pension benefits     Retiree health benefits
                               -------------------  -------------------------
                               2000   1999   1998    2000     1999     1998
                               -----  -----  -----  -------  -------  -------
   Discount rate..............  7.75%  7.75%  7.00%    7.75%    7.75%    7.00%
   Expected return on plan
    assets.................... 10.00% 10.00% 10.00%     --       --       --
   Rate of compensation
    increase..................  6.30%  6.30%  6.30%     --       --       --
   Initial health care cost
    trend rate................   --     --     --      6.00%    7.00%    8.00%

                        JOSTENS, INC. AND SUBSIDIARIES

   Net periodic benefit (income) or expense for 2000, 1999 and 1998 included the following components:

                                                             Retiree health
                                    Pension benefits            benefits
                               ----------------------------  -----------------
                                 2000      1999      1998    2000   1999  1998
                               --------  --------  --------  -----  ----  ----
                                             (In thousands)
   Service cost..............  $  4,174  $  4,419  $  4,044  $  56  $ 74  $ 65
   Interest cost.............     9,992     9,462     8,838    292   351   372
   Expected return on plan
    assets...................   (17,105)  (14,942)  (13,447)   --    --    --
   Amortization of prior year
    service cost.............     1,869     1,869     1,716    (7)   (8)   (7)
   Amortization of transition
    amount...................      (875)     (885)     (894)   --    --    --
   Amortization of net
    actuarial gains..........    (1,833)     (341)     (929)  (110)  (41)  (95)
                               --------  --------  --------  -----  ----  ----
   Net periodic benefit
    (income) expense.........  $ (3,778) $   (418) $   (672) $ 231  $376  $335
                               ========  ========  ========  =====  ====  ====

   The following tables present a reconciliation of the benefit obligation of the plans, plan assets and funded status of the plans.

                                  Pension benefits    Retiree health benefits
                                  ------------------  ------------------------
                                    2000      1999       2000         1999
                                  --------  --------  -----------  -----------
                                               (In thousands)
   Change in benefit obligation
   Benefit obligation beginning
    of year.....................  $132,503  $138,825  $     4,007  $     5,238
   Service cost.................     4,174     4,419           56           74
   Interest cost................     9,992     9,462          292          351
   Actuarial loss (gain)........     5,700   (12,284)       2,347         (894)
   Special termination
    benefits....................        91       --           --           --
   Benefits paid................    (7,880)   (7,919)      (1,588)        (762)
                                  --------  --------  -----------  -----------
   Benefit obligation end of
    year........................  $144,580  $132,503  $     5,114  $     4,007
                                  ========  ========  ===========  ===========
   Change in plan assets
   Fair value of plan assets
    beginning of year...........  $201,773  $164,103  $       --   $       --
   Actual return on plan
    assets......................    41,483    43,651          --           --
   Company contributions........     1,880     1,938        1,588          762
   Benefits paid................    (7,880)   (7,919)      (1,588)        (762)
                                  --------  --------  -----------  -----------
   Fair value of plan assets end
    of year.....................  $237,256  $201,773  $       --   $       --
                                  ========  ========  ===========  ===========
   Funded status
   Funded (unfunded) status end
    of year.....................  $ 92,676  $ 69,270  $    (5,114) $    (4,007)
   Unrecognized cost:
     Net actuarial gains........   (81,108)  (64,263)         510       (1,947)
     Transition amount..........    (2,419)   (3,294)         --           --
     Prior service cost.........     6,548     8,416          (43)         (50)
                                  --------  --------  -----------  -----------
   Prepaid (accrued) benefit
    cost........................  $ 15,697  $ 10,129  $    (4,647) $    (6,004)
                                  ========  ========  ===========  ===========

   Plan assets consist primarily of corporate equity investments as well as corporate and U.S. government debt and real estate.

                         JOSTENS, INC. AND SUBSIDIARIES

   The components in the consolidated balance sheets consist of:

                                  Pension benefits    Retiree health benefits
                                  ------------------  ------------------------
                                    2000      1999       2000         1999
                                  --------  --------  -----------  -----------
                                               (In thousands)
   Prepaid benefit cost.......... $ 31,573  $ 25,612  $       --   $       --
   Accrued benefit liability.....  (18,272)  (18,185)      (4,647)      (6,004)
   Intangible asset..............      888     1,005          --           --
   Minimum pension liability.....    1,508     1,697          --           --
                                  --------  --------  -----------  -----------
   Net amount recognized......... $ 15,697  $ 10,129  $    (4,647) $    (6,004)
                                  ========  ========  ===========  ===========

   Pension plans with obligations in excess of plan assets were as follows:

                                                                 2000    1999
                                                                ------- -------
                                                                (In thousands)
   Projected benefit obligation................................ $19,284 $19,159
   Accumulated benefit obligation..............................  18,272  18,114
   Fair value of plan assets...................................     --      --

   A one-percent change in the assumed health care cost trend rate would have the following effects:

                                         1-Percent Increase 1-Percent Decrease
                                         ------------------ ------------------
                                                    (In thousands)
   Effect on total of service and
    interest cost components for 2000..         $ 17               $ 16
   Effect on postretirement benefit
    obligation at the end of 2000......         $254               $230

 Savings Plan

   We have a retirement savings plan (401k plan), which covers nearly all nonunion employees. We provide a matching contribution on amounts, limited to 6% of compensation, contributed by employees. Our contribution was $3.1 million, $2.9 million and $2.6 million in 2000, 1999 and 1998, respectively, and this represents 50% of eligible employee contributions. In 1999 and 1998, our contribution was made in the form of our common stock purchased in the open market. These shares were converted to cash at a price of $25.25 as part of the merger and recapitalization.

11. Shareholders' Equity

 Common Stock

   The post-merger common stock consists of Class A through Class E common stock as well as undesignated common stock. Holders of Class A common stock are entitled to one vote per share, whereas holders of Class D common stock are entitled to 306.55 votes per share. Holders of Class B common stock, Class C common stock and Class E common stock have no voting rights.

                         JOSTENS, INC. AND SUBSIDIARIES

   The par value and number of authorized, issued and outstanding shares for December 30, 2000 for each class of common stock is set forth below:

                                           Par     Authorized     Issued and
                                          Value      Shares   Outstanding Shares
                                          -----    ---------- ------------------
                                            (In thousands, except per-share
                                                         data)
   Class A............................... $.33 1/3    4,200         2,862
   Class B...............................  $.01       5,300         5,300
   Class C...............................  $.01       2,500           811
   Class D...............................  $.01          20            20
   Class E...............................  $.01       1,900           --
   Undesignated..........................  $.01      12,020           --
                                          -----      ------         -----
   Total.................................            25,940         8,993
                                                     ======         =====

   As of January 1, 2000 there were approximately 33.3 million shares of common stock outstanding.

 Share Repurchases

   In December 1998, the Board of Directors authorized the repurchase of up to $100.0 million shares of our common stock in open market or negotiated transactions. During 1999, we repurchased 1.9 million shares for $39.9 million. This share repurchase program was suspended in the fourth quarter of 1999 due to the pending merger and recapitalization which occurred on May 10, 2000. A similar $100.0 million repurchase program was authorized in July 1997 and completed in the fourth quarter of 1998. Under this program we repurchased 4.4 million shares, including 3.6 million shares for $80.0 million in 1998.

 Shareholder Rights Plan

   In July 1998, the Board of Directors declared a distribution to shareholders of one preferred share purchase right for each outstanding share of common stock. The dividend was payable August 19, 1998 to shareholders of record at the close of business on that date. As a result of the merger and recapitalization on May 10, 2000, the rights were redeemed for one-tenth of a cent per right as allowed under the Plan.

12. Stock Plans

 Stock Options

   As a result of the merger and recapitalization, outstanding options to purchase approximately 3.0 million shares of our previously existing common stock were cancelled and holders of those outstanding stock options were paid cash of $25.25 per underlying share, less the applicable option exercise price, resulting in an aggregate payment of approximately $10.0 million. Stock options with an exercise price equal to or in excess of $25.25 per share were cancelled as part of the merger for no consideration.

   In connection with the merger and recapitalization, we adopted a new employee stock option plan to purchase shares of Class A common stock. The number of shares available to be awarded under the new stock option plan is 676,908. The stock option plan is administered by the Compensation Committee of the Board of Directors who designate the amount, timing and other terms and conditions applicable to the option awards. Under the stock option plan, an optionee has certain rights to put to us, and we have certain rights to call from the optionee (after a six month waiting period), vested stock options issued to the optionee under the stock option plan upon termination of the optionee's employment prior to a public offering of Jostens' common stock. At the time of the transaction, options to purchase 502,846 of our Class A common stock were granted

                         JOSTENS, INC. AND SUBSIDIARIES
to five members of senior management. In addition, options to purchase 27,900 of our Class A common stock were granted on November 15, 2000. All options granted have an exercise price of $25.25, representing the Board's estimated fair value of our common stock, vest upon the seventh anniversary of the grant with the possibility of accelerated vesting in one-fifth increments upon Jostens meeting or exceeding target cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") for each of the five calendar years from the date of grant, and expire on the thirtieth day following the seventh anniversary of the grant date. The stock option plan also provides for vesting of certain percentages of the options in the event of an initial public offering or approved sale as defined in the stock option plan. Options issued pursuant to the plan expire on the thirtieth day following the seventh anniversary of the grant date.

   We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee and non-employee director stock options and long-term management incentive plans. Accordingly, no compensation cost has been recognized for these plans. The following table summarizes results as if we had recorded compensation expense for our stock option and long-term management incentive plans under SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                     2000      1999    1998
                                                   ---------  ------- -------
                                                     (In thousands, except
                                                        per-share data)
   Net income (loss) available to common
    shareholders
     As reported.................................. $ (24,500) $43,179 $41,820
     Pro forma.................................... $ (22,137) $41,038 $41,404
                                                   ---------  ------- -------
   Basic earnings (loss) per share
     As reported.................................. $   (1.39) $  1.27 $  1.14
     Pro forma.................................... $   (1.25) $  1.21 $  1.13
                                                   ---------  ------- -------
   Diluted earnings (loss) per share
     As reported.................................. $   (1.39) $  1.27 $  1.14
     Pro forma.................................... $   (1.25) $  1.20 $  1.13

   These figures reflect only the impact of grants since July 1, 1995 and reflect only part of the possible compensation expense that we would amortize over the vesting period of the grants. In future years, therefore, the effect on net income and earnings per share may differ from those shown above.

   The weighted average fair value of options granted in 2000, 1999 and 1998 was $9.04, $6.72 and $4.67 per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

                                                               2000  1999  1998
                                                               ----  ----  ----
   Risk-free rate............................................  4.9%  6.7%  4.7%
   Dividend yield............................................  0.0%  3.9%  3.8%
   Volatility factor of the expected market price of Jostens'
    common stock.............................................   20%   37%   26%
   Expected life of the award (years)........................  7.0   5.0   5.2

                         JOSTENS, INC. AND SUBSIDIARIES

   The following table summarizes stock option activity:

                                      Weighted-
                                       average
                            Shares  exercise price
                            ------  --------------
                            (Shares in thousands)
   Outstanding at January
    3, 1998................  2,215      $22.31
   Granted.................    946       23.47
   Exercised...............   (199)      19.34
   Canceled................    (62)      24.40
                            ------      ------
   Outstanding at January
    2, 1999................  2,900       22.69
   Granted.................    776       22.66
   Exercised...............    (53)      18.51
   Canceled................   (453)      24.85
                            ------      ------
   Outstanding at January
    1, 2000................  3,170       22.44
   Granted.................    531       25.25
   Exercised...............    (23)      19.10
   Canceled................   (141)      31.63
   Settled for cash in the
    merger and
    recapitalization....... (3,006)      21.95
                            ------      ------
   Outstanding at December
    30, 2000...............    531      $25.25
                            ======      ======

   The weighted average remaining contractual life of the options at December 30, 2000 was approximately 6.4 years. At December 30, 2000 all outstanding options had an exercise price of $25.25 and 106,149 options were exercisable.

   In connection with the merger and recapitalization, we further provided that, in the event of either a sale of Jostens or a public offering of our securities, we will grant to certain executives options to purchase 1% of our common stock on a fully diluted basis. The ultimate terms of these options will be dependent upon certain facts and circumstances at the date of grant.

 Restricted Stock Awards

   Prior to the merger and recapitalization, we had a stock incentive plan under which eligible employees were awarded restricted shares of our common stock. Awards would generally vest from three to five years, subject to continuous employment and certain other conditions. The awards were recorded at market value on the date of the grant as unearned compensation and amortized over the vesting period. In connection with the merger and recapitalization in 2000, the restricted stock awards that were outstanding became fully vested and, as a result, we incurred a compensation charge of $1.0 million which is included in transaction costs on the Consolidated Statement of Operations. Amortization of unearned compensation expense in 1999 and 1998 was $629,000 and $416,000 million, respectively.

 Stock Loan Program

   In connection with the merger and recapitalization, we adopted a new stock loan program to loan a total of $2.0 million to five members of senior management in individual amounts to refinance up to 100% of their outstanding loans existing at the time of the transaction. The proceeds of the loans were used to purchase shares of our common stock. Loans made under the stock loan program bear interest at our cost of funds under our new revolving credit facility and are recourse loans. The loans are payable through May 10, 2005 with interest rates set annually. The loans are collateralized by the shares of stock owned by such individuals, and

                         JOSTENS, INC. AND SUBSIDIARIES
each individual has entered into a pledge agreement and has executed a secured promissory note. At December 30, 2000, there were $1.8 million of these loans outstanding. The outstanding balance of these loans are classified as a reduction in shareholders' equity (deficit) on the Consolidated Balance Sheet.

13. Business Segments

   We classify our operations into the following business segments:

  . SCHOOL PRODUCTS -- This segment manufactures and markets school-related affinity products primarily for the high school and college markets. School Products is comprised of four product lines: Printing & Publishing, Jewelry, Graduation Products and Photography.

  . RECOGNITION -- This segment manufactures and supplies corporate-based affinity products that help companies and other organizations promote and recognize achievement in people's careers. We concentrate our efforts in service recognition and incentive programs designed to help companies achieve their business objectives through improved employee performance. Products include jewelry and other brand name merchandise from industry leading manufacturers.

  . OTHER -- This segment represents the operating units which do not meet the quantitative threshold for determining reportable segments. The "Other" segment primarily is comprised of corporate expenses, the results of the direct marketing sales channel to college alumni (exited in 1999), international (excluding Canada) sales and expenses and expenses associated with new product development.

   The accounting policies of our operating segments are the same as those described in Note 1 "Summary of Significant Accounting Policies". We evaluate performance based on the operating income of the segment. Revenues are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates.

                         JOSTENS, INC. AND SUBSIDIARIES

 Financial information by reportable business segment

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
   Net Sales From External Customers
   School Products............................... $715,644  $691,252  $669,804
   Recognition...................................   80,265    99,800   106,358
   Other.........................................    9,138    10,234    13,417
                                                  --------  --------  --------
   Consolidated.................................. $805,047  $801,286  $789,579
                                                  ========  ========  ========
   Operating Income (loss)
   School Products............................... $148,615  $141,947  $127,016
   Recognition...................................   (4,157)     (361)   10,430
   Other.........................................  (76,636)  (59,928)  (35,257)
                                                  --------  --------  --------
   Consolidated..................................   67,822    81,658   102,189
   Net interest expense..........................   58,932     6,999     6,660
   Equity losses and write-down of investments...    6,730       --        --
   Write-off of JLC notes receivable, net........      --        --     12,009
                                                  --------  --------  --------
   Income Before Income Taxes.................... $  2,160  $ 74,659  $ 83,520
                                                  ========  ========  ========
   Identifiable Assets
   School Products............................... $231,597  $247,514  $251,629
   Recognition...................................   35,046    54,109    43,089
   Other.........................................  121,638   106,548    71,449
                                                  --------  --------  --------
   Consolidated.................................. $388,281  $408,171  $366,167
                                                  ========  ========  ========
   Depreciation and Amortization
   School Products............................... $ 16,055  $ 15,560  $ 16,032
   Recognition...................................    2,150     2,649     2,749
   Other.........................................   10,734     7,129     4,390
                                                  --------  --------  --------
   Consolidated.................................. $ 28,939  $ 25,338  $ 23,171
                                                  ========  ========  ========
   Capital Expenditures
   School Products............................... $ 13,488  $ 12,509  $ 12,358
   Recognition...................................      937     1,074     1,966
   Other.........................................    7,733    14,247    22,612
                                                  --------  --------  --------
   Consolidated.................................. $ 22,158  $ 27,830  $ 36,936
                                                  ========  ========  ========

 Operating Income

   School Products operating income included:

  .  $4.8 million of the $20.2 million special charge in 1999 as discussed in
     Note 3 "Special Charge;"

  .  charges of $2.5 million in both 1999 and 1998 for plant closing costs;
     and

  . LIFO gains from converting owned gold to consigned gold of $2.3 million in 1998.

   Recognition operating income included LIFO gains from converting owned gold to consigned gold of $1.4 million in 1998.

                         JOSTENS, INC. AND SUBSIDIARIES

   Operating loss for the Other segment included:

  . $15.4 million of the $20.2 million special charge in 1999 as discussed in Note 3 "Special Charge"; and

  . $46.4 million in transaction costs in 2000 related to the merger and recapitalization as discussed in Note 2 "Merger and Recapitalization."

 Identifiable Assets

   Capitalized deferred financing costs associated with obtaining financing for the transaction have been included in the Other segment's identifiable assets

 Net Sales by Product and Geographical Information

                                                      2000     1999     1998
                                                    -------- -------- --------
                                                          (In thousands)
   Net Sales by Classes of Similar Products or
    Services
   Printing & publishing, primarily yearbooks...... $288,255 $270,186 $263,790
   Jewelry, primarily class rings..................  204,787  207,374  194,976
   Graduation products.............................  183,592  174,151  168,948
   Photography.....................................   47,729   46,297   47,730
   Recognition, primarily jewelry and brand name
    merchandise....................................   80,265   99,800  106,358
   Other...........................................      419    3,478    7,777
                                                    -------- -------- --------
   Consolidated.................................... $805,047 $801,286 $789,579
                                                    ======== ======== ========
   Net Sales by Geographic Area
   United States................................... $764,672 $761,646 $750,377
   Other, primarily Canada.........................   40,375   39,640   39,202
                                                    -------- -------- --------
   Consolidated.................................... $805,047 $801,286 $789,579
                                                    ======== ======== ========
   Net Property and Equipment and Intangibles by
    Geographic Area
   United States................................... $ 93,212 $ 98,858 $111,911
   Other, primarily Canada.........................    3,795    4,677    4,901
                                                    -------- -------- --------
   Consolidated.................................... $ 97,007 $103,535 $116,812
                                                    ======== ======== ========

14. Commitments and Contingencies

 Forward Purchase Contracts

   To manage the risk associated with gold price changes, on an annual basis we simultaneously set our pricing to customers and enter into gold forward or option contracts based upon the estimated ounces needed to satisfy customer requirements. At December 30, 2000, we had open forward contracts of $10.8 million to purchase gold that mature at various times in 2001.

 Leases

   We lease buildings, equipment and vehicles under operating leases. Future minimum rental commitments under noncancellable operating leases are $2.8 million, $2.2 million, $1.5 million and $0.8 million in 2001, 2002, 2003 and 2004, respectively. Rent expense was $3.4 million, $4.4 million and $3.7 million in 2000, 1999 and 1998, respectively.

                         JOSTENS, INC. AND SUBSIDIARIES

 Environmental

   As part of our environmental management program, we are involved in various environmental remediation activities. As sites are identified and assessed in this program, we determine potential environmental liabilities. Factors considered in assessing liability include, but are not limited to: whether we have been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of the end of 2000, we had identified three sites requiring further investigation. However, we have not been designated as a potentially responsible party at any site.

   In 1996, we assessed the likelihood that a loss had been incurred at one of these sites as probable based on findings included in remediation reports and from discussions with legal counsel. As of the end of 2000, we had made payments of $5.5 million for remediation, and at December 30, 2000, $1.1 million was accrued and is included in "other accrued liabilities" on the consolidated balance sheet. While we may have a right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable. No assets for potential recoveries were established as of the end of 2000. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

 Litigation

   A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. ("Epicenter"), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff is claiming damages of approximately $3 million to $10 million under various theories and differing sized relevant markets. Trial is scheduled to begin April 3, 2001 in which Epicenter has waived its right to a jury, so the case will be tried before a judge in U.S. District Court in Orange County, California. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

   In February 1998, we entered into an Information Technology Master Services Agreement with Ernst & Young LLP to provide guidance and consulting services for implementation of a company wide enterprise resource planning ("ERP") system. Under the Master Agreement, Ernst & Young LLP provided project management, guidance and consulting. We claim this work was deficient and substandard in various material respects constituting a breach of the Master Agreement entitling us to significant damages. In August 2000, the parties conducted a mandatory mediation which proved unsuccessful resulting in pending arbitration. Ernst & Young LLP claims are $0.3 million in unpaid fees. We claim damages in excess of $150.0 million, including over $9.0 million paid to Ernst & Young LLP on account of the engagement.

   We are a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

15. Equity Losses and Write-down of Investments


   In 2000, we recorded equity losses and a write-down to zero against our investment in two Internet companies resulting in a $6.7 million non-cash charge.

                         JOSTENS, INC. AND SUBSIDIARIES

16. Write-off of JLC Notes Receivable, Net

   In June 1995, we sold our Jostens Learning Corp. ("JLC") curriculum software subsidiary to a group led by Bain Capital, Inc. As partial consideration for the sale, we received two notes which were subsequently discounted and recorded at their estimated fair values. In addition, a transaction gain of $13.2 million was deferred in accordance with the SEC Staff Accounting Bulletin No. 81, "Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity." The notes were subsequently recorded at their estimated fair value of $12.9 million, net of deferred gain.

   In January 1999, we received information indicating to us that the carrying value of the notes was permanently impaired. As a result, we wrote off $12.0 million in 1998 for the carrying value of the notes, net of miscellaneous JLC-related assets and liabilities, plus $3.7 million of net deferred tax assets associated with the initial sale of JLC. We did not record a tax benefit related to the write-off for financial reporting purposes because the tax benefit may not be realized.

17. Subsequent Event--Restructuring Plans (unaudited)

   In March 2001, we announced our decision to consolidate three Recognition plants and implement a new customer service model as part of our effort to realign resources and streamline the Recognition segment's infrastructure and enhance profitability.

   We will close our distribution facility in Memphis, Tennessee, and our manufacturing facility in Sherbrooke, Quebec, and shift these functions to our existing plant in Princeton, Illinois. In addition, the Recognition segment's customer service function, currently operated from the Princeton and Memphis facilities, along with some financial functions, will be relocated to the Owatonna, Minnesota, facility. A new customer service model will be implemented to leverage new technologies at the Owatonna location. The consolidation is scheduled to be completed in the summer of 2001.

   The total cost of the consolidation project which will be expensed in 2001 is estimated to be approximately $4.0 million for severance benefits and costs associated with closing the facilities. These costs will be partially offset by a gain on sale of the Memphis facility of approximately $2.4 million. Approximately 100 full-time positions will be eliminated from the Memphis plant and approximately 40 full-time positions will be eliminated from the Sherbrooke plant. In Princeton, 44 new positions will be created and in Owatonna about 30 new customer service positions will be added.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Executive officers and directors of Jostens as of March 1, 2001 are as follows:

           Name          Age                       Title
           ----          ---                       -----
                             Chairman of the Board, President and Chief
   Robert C. Buhrmaster   53 Executive Officer
   William N. Priesmeyer  56 Senior Vice President and Chief Financial Officer
                             Senior Vice President--Manufacturing and
   Carl H. Blowers        61 Recognition
   Michael L. Bailey      45 Senior Vice President--School Solutions
   Gregory S. Lea         48 Vice President--Business Ventures
   Lee U. McGrath         44 Vice President and Treasurer
   Steven A. Tighe        49 Vice President--Human Resources
   Andrew W. Black        38 Vice President and Chief Information Officer
   James O. Egan          52 Director
   Charles K. Marquis     58 Director
   Charles J. Philippin   50 Director
   Steven G. Puccinelli   42 Director
   Robert G. Sharp        35 Director
   David A. Tayeh         34 Director
   George O. Visnyei      51 Director

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

   Michael L. Bailey joined Jostens in 1978. He has held a variety of leadership positions, including director of marketing, planning manager for manpower and sales, national product sales director, division manager for Printing & Publishing, printing operations manager and Vice President--Jostens School Solutions. He was appointed to his current position in February 2000.

   Gregory S. Lea joined Jostens in November 1993 as Vice President--Total Quality Management. From June 1995 to January 2000, he was Vice President and General Manager--College and Universities. He was named to his current position in February 2000. Prior to joining Jostens, Mr. Lea spent 19 years with International Business Machines Corp. in various financial, operations and quality positions.

   Lee U. McGrath joined Jostens in May 1995 in his current position. For the six years prior to joining Jostens, he was the assistant treasurer for H.B. Fuller Company.

   Steven A. Tighe joined Jostens in September 2000 in his current position. From January to September 2000, Mr. Tighe was Vice President of Human Resources at RealNetworks. Prior to that, Mr. Tighe was Senior Vice President of Human Resources, Communications & Corporate Services at Fortis Health from June 1997 to January 2000. Prior to that, from June 1995 to June 1997, Mr. Tighe was Director of Human Resources at Cray Research and Sun MicroSystems. Sun MicroSystems acquired Cray Research in 1996. Prior to that, Mr. Tighe was Director of Human Resources and Quality at Weyerhaeuser from June 1987 to June 1995.

   Andrew W. Black joined Jostens in September 2000 in his current position. Prior to joining Jostens, Mr. Black was an Information Systems Director with Target Corporation.

   James O. Egan became one of our directors upon consummation of the recapitalization. Mr. Egan has been an executive of Investcorp or one or more of its wholly owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Egan was a partner in the accounting firm of KPMG from October 1997 to December 1998. Prior to that, Mr. Egan was a Senior Vice President and Chief Financial Officer of Riverwood International, a paperboard, packaging and machinery company, from May 1996 to September 1997. Prior to that, Mr. Egan was a partner in the accounting firm of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Mr. Egan is a director of CSK Auto Corporation, Harborside Healthcare Corporation, IWO Holdings, Inc., SIND Holdings, Inc., and Werner Holding Co. (DE), Inc.

   Charles K. Marquis became one of our directors upon consummation of the recapitalization. Mr. Marquis has been a senior advisor to Investcorp or one or more of its wholly owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Marquis is a director of CSK Auto Corporation, Stratus Computer Systems International S.A., Tiffany & Co. and Werner Holding Co. (DE), Inc.

   Charles J. Philippin became one of our directors upon consummation of the recapitalization. Mr. Philippin was an executive of Investcorp or one or more of its wholly owned subsidiaries from July 1994 until 2000. Prior to joining Investcorp, Mr. Philippin was a partner in the accounting firm of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Since June 2000, Mr. Philippin has been the Chief Executive Officer of Accordia, Inc.

   Steven G. Puccinelli became one of our directors in July 2000. Mr. Puccinelli has been an executive of Investcorp or one or more of its wholly owned subsidiaries since July 2000. Prior to joining Investcorp, Mr. Puccinelli was a Managing Director at Donaldson, Lufkin & Jenrette.

   Robert G. Sharp became one of our directors upon consummation of the recapitalization. Mr. Sharp has been an executive of DB Capital Partners, Inc., the general partner of DB Capital Investors, since October 1999. Prior to joining DB Capital Investors, Mr. Sharp was an executive at Investcorp or one or more of its wholly owned subsidiaries. Mr. Sharp is a director of Displaytech, Inc., GlobalSight Corporation, NationsRent, Inc., PC On Call and Stratus Computer Systems International S.A.

   David A. Tayeh became one of our directors upon consummation of the recapitalization. Mr. Tayeh has been an executive of Investcorp or one or more of its wholly owned subsidiaries since February 1999. Prior to joining Investcorp, Mr. Tayeh was a Vice President in investment banking at Donaldson, Lufkin & Jenrette.

   George O. Visnyei became one of our directors in August 2000. Mr. Visnyei has been an executive of Investcorp or one or more of its wholly owned subsidiaries since 1996. Prior to joining Investcorp, Mr. Visnyei was a partner with Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Mr. Visnyei is a director of SIND Holdings, Inc.

ITEM 11. EXECUTIVE COMPENSATION

   The following table sets forth the cash and non-cash compensation for 2000, 1999 and 1998 awarded to or earned by the Chief Executive Officer, the four other most highly compensated executive officers and one former executive officer of Jostens.

                           Summary Compensation Table

                                                       Long-Term
                           Annual Compensation    Compensation Awards
                          ---------------------- ---------------------
                                                 Restricted Securities
Name and principal                       Bonus     Stock    Underlying    All Other
position                  Year  Salary    (1)    Awards (2)  Options   Compensation (3)
------------------        ---- -------- -------- ---------- ---------- ----------------
Robert C. Buhrmaster,     2000 $561,808 $785,752  $    --    290,103      $3,047,224
Chairman of the Board,
 President                1999  536,154  273,266   243,873   100,000             --
and Chief Executive
 Officer                  1998  500,000  324,000       --     75,000         286,344

Carl H. Blowers,          2000 $308,617 $574,813  $    --     48,351      $  290,182
Senior Vice President--   1999  296,471  124,524   115,909    25,000             --
Manufacturing and
 Recognition              1998  290,097  118,288       --     70,000         100,221

William N. Priesmeyer,    2000 $278,891 $929,701  $    --     48,351      $  285,337
Senior Vice President
 and                      1999  262,490  153,536   120,144    50,000             --
Chief Financial Officer   1998  229,154  132,478    15,491    85,000         100,221

Michael L. Bailey         2000 $260,385 $624,200  $    --     77,361      $  333,999
Senior Vice President--   1999  219,029   82,486    66,244    35,000             --
School Solutions (4)      1998  168,000   78,686       --     61,500          42,953

Gregory S. Lea            2000 $203,798 $405,959  $    --     36,680      $  379,417
Vice President--          1999  182,765   46,056    33,110    17,000             --
Business Ventures (5)     1998  173,109   38,844       --     46,500          71,586

David J. Larkin           2000 $ 80,746 $    --   $    --        --       $1,030,353
Executive Vice President
 and                      1999  348,650  153,516   154,265    55,000         492,000
Chief Operating Officer
 (6)                      1998  304,927  181,458    10,639   100,000         183,260

--------
(1) Amounts in 2000 include additional compensation approved by the Jostens Board of Directors for Messrs. Buhrmaster, Priesmeyer, Blowers, Bailey and Lea for services rendered in connection with our transition to new ownership, including managing the transition process from financial reporting, public relations and sales and marketing perspectives, in an amount equal to $2.5 million in aggregate. The additional compensation was allocated as follows: Mr. Buhrmaster, $500,000; Mr. Blowers, $400,000;
    Mr. Priesmeyer, $800,000; Mr. Bailey, $500,000 and Mr. Lea, $300,000. In
    addition, amounts in 2000 include payments under the Performance Pays bonus program as follows: Mr. Buhrmaster, not eligible; Mr. Blowers, $10,853;
    Mr. Priesmeyer, $11,278; Mr. Bailey, $10,800; and Mr. Lea, $8,344. Amounts in 1999 include payments under the Performance Pays bonus program as follows: Mr. Buhrmaster, not eligible; Mr. Blowers, $10,969; Mr. Priesmeyer, $9,712; Mr. Bailey, $8,104; Mr. Lea, $6,762 and Mr. Larkin, $12,900. Amounts in 1998 include payments under the Performance Pays bonus program as follows: Mr. Buhrmaster, not eligible; Mr. Blowers, $10,792; Mr. Priesmeyer, $8,525; Mr. Bailey, 6,250; Mr. Lea, $5,366 and Mr. Larkin, $11,343. The 1998 amounts listed for Mr. Larkin and Mr. Priesmeyer also include the portion of their 1998 bonus they elected to have paid in our common stock, $42,525 and $61,965, respectively.
(2) Amounts in 1999 include awards of restricted stock (valued as of the grant date) under the Executive Stock Purchase Program. Amounts in 1998 were for restricted stock awarded to Mr. Priesmeyer and Mr. Larkin as part of their bonus. In 2000, all restricted shares were redeemed for $25.25 per underlying share. The total number of restricted stock holdings and amounts paid to the named officers are as follows: Mr. Burhmaster, 10,135 shares redeemed for $255,908; Mr. Blowers, 4,817 shares redeemed for $121,629;

   Mr. Priesmeyer, 5,673 shares redeemed for $143,243; Mr Bailey, 2,753 shares redeemed for $69,513; Mr. Lea, 1,376 shares redeemed for $34,744 and Mr. Larkin, 6411 shares redeemed for $161,878.
(3) Amounts in 2000 include the redemption of options at $25.25 per underlying share less the applicable option exercise price. The number of option share holdings and amounts paid to the named officers are as follows: Mr. Buhrmaster, 601,000 shares in the amount of $3,047,224; Mr. Blowers, 134,000 shares in the amount of $290,182; Mr. Priesmeyer, 156,000 shares in the amount of $285,337; Mr. Bailey, 130,750 shares in the amount of $333,999; Mr. Lea, 113,740 shares in the amount of $379,417 and Mr. Larkin, 155,000 shares in the amount of $313,899. Also included in the amount for Mr. Larkin are salary continuation and other benefits paid or to be paid under his separation agreement with Jostens. Amounts in 1998 include conversion of performance shares granted in 1997 for 1998 company performance. Performance shares were earned at 110 % of targets. One-half of the amounts were paid in cash and the other-half was paid in our common stock based on the average of the high and low trading prices of our common stock on the last trading day of 1998 ($26.0313).
(4) Mr. Bailey joined Jostens in 1978. He was appointed to his current position in February 2000.
(5) Mr. Lea joined Jostens in 1993. He was appointed to his current position in February 2000.
(6) Mr. Larkin was terminated in March 2000 as part of a restructuring plan announced in the fourth quarter of 1999. Mr. Larkin and Jostens reached a mutually acceptable separation agreement in which his compensation and certain benefits will continue through June 2001.

 Option Grants in the Last Fiscal Year

   In connection with the merger and recapitalization, we adopted a new employee stock option plan to purchase shares of Class A common stock. The number of shares available to be awarded under the new stock option plan is 676,908. The stock option plan is administered by the Compensation Committee of the Board of Directors who designates the amount, timing and other terms and conditions applicable to the option awards. Under the stock option plan, an optionee has certain rights to put to us, and we have certain rights to call from the optionee (after a six month waiting period), vested stock options issued to the optionee under the stock option plan upon termination of the optionee's employment prior to a public offering of Jostens' common stock. At the time of the transaction, options to purchase 502,846 of our Class A common stock were granted to five members of senior management. All options granted have an exercise price of $25.25 and vest upon the seventh anniversary of the grant with the possibility of accelerated vesting in one-fifth increments upon Jostens meeting or exceeding target cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") for each of the five calendar years from the date of grant. The stock option plan also provides for vesting of certain percentages of the options in the event of an initial public offering or approved sale as defined in the stock option plan. Options issued pursuant to the plan expire on the thirtieth day following the seventh anniversary of the grant date.

   The following table sets forth information concerning stock options granted to the six members of senior management in 2000.

                                       Individual Grants
                          -------------------------------------------
                           Number of  % of total
                          securities   options
                          underlying  granted to Exercise             Grant Date
                            options   employees    price   Expiration  Present
Name                      granted (#)  in 2000   ($/share)  date (1)  Value (2)
----                      ----------- ---------- --------- ---------- ----------
Robert C. Buhrmaster.....   290,103     54.66%    $25.25     6/9/07   $2,621,323
Carl H. Blowers..........    48,351      9.11%     25.25     6/9/07      436,892
William N. Priesmeyer....    48,351      9.11%     25.25     6/9/07      436,892
Michael L. Bailey........    77,361     14.58%     25.25     6/9/07      699,021
Gregory S. Lea...........    38,680      7.29%     25.25     6/9/07      349,506
David J. Larkin..........       --       0.00%       --         --           --

--------
(1) Options vest and become exercisable upon the seventh anniversary of the grant date with the possibility of accelerated vesting in one-fifth increments upon Jostens meeting or exceeding target cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") for each of the five calendar years from the date of grant. The stock option plan also provides for vesting of certain percentages of the options in the event of an initial public offering or approved sale as defined in the stock option plan. Options issued pursuant to the plan expire on the thirtieth day following the seventh anniversary of the grant date.
(2) The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: an expected life of seven years, no dividend yield, expected volatility of 20% and a risk-free interest rate of 4.9%.

 Aggregated Option Exercises in Fiscal Year 2000 and Fiscal Year End Option
 Values

   The following table sets forth information concerning the aggregate number of exercisable and unexercisable options held as of the end of 2000. No options by the named executive officers were exercised in 2000.

                              Number of securities              Value of unexercised
                         underlying unexercised options        In-the-money options at
                             at fiscal year end 2000            fiscal year end 2000(1)
                         ----------------------------------   -------------------------
Name                      Exercisable       Unexercisable     Exercisable Unexercisable
----                      -----------      ----------------   ----------- -------------
Robert C. Buhrmaster....           58,021             232,082    $ --         $ --
Carl H. Blowers.........            9,670              38,681      --           --
William N. Priesmeyer...            9,670              38,681      --           --
Michael L. Bailey.......           15,472              61,889      --           --
Gregory S. Lea..........            7,736              30,944      --           --
David J. Larkin.........              --                  --       --           --

--------
(1) Currently, there is no established public trading market for our common shares. None of these options are considered to be in-the-money for purposes of this table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Former directors, Mr. Jack Eugster, Mr. Mannie Jackson and Ms. Brenda Lauderback served as members of the Compensation Committee during fiscal year 2000 for the period prior to the merger and recapitalization. Neither Mr. Eugster, Mr. Jackson, nor Ms. Lauderback was an officer or employee of Jostens or any of its subsidiaries during 2000. Messrs. Buhrmaster, Egan, Marquis, Philippin and Puccinelli became members of the Compensation Committee after the consummation of the merger and recapitalization. Only Mr. Buhrmaster served as an officer of Jostens during 2000.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

 Management Bonus Arrangements

   In connection with the merger and recapitalization, we established a Management Shareholder Bonus Plan providing for an annual bonus to be paid to Messrs. Buhrmaster, Priesmeyer, Bailey, Blowers and Lea. Based upon achievements of specific EBITDA targets, Mr Buhrmaster will be entitled to a standard bonus equal to 60% of his base salary. No bonus will be paid to Mr. Burhmaster if Jostens fails to achieve specified performance levels. Based upon achievements of specific EBITDA targets, Messrs. Priesmeyer, Bailey, Blowers and Lea will be entitled to a standard bonus as determined by the Chief Executive Officer and the Board of Directors and approved by Investcorp. Similarly, no bonus will be paid to them if Jostens fails to achieve specified minimum performance levels.

   In connection with the merger, we further provided that, in the event of either a sale of Jostens or a public offering of our securities, we will grant to Messrs. Burhmaster, Priesmeyer, Bailey, Blowers and Lea options to purchase 1% of our common stock on a fully diluted basis, without taking into account any shares issued following the merger, other than any shares issued upon exercise of the options granted under our stock option plan, and without taking into account any shares issued upon exercise of warrants issued to purchasers of the redeemable preferred stock. In the event of a sale of Jostens, the options would be immediately exercisable. In the event of a public offering of our securities, the options would be exercisable for a period of two years beginning one year after the date of the public offering. In either case, the options will be exercisable only if Investcorp realizes a specified rate of return in such transaction on its investment in Jostens. In either case, we will allocate such options among Messrs. Burhmaster, Priesmeyer, Bailey, Blowers and Lea provided that each is still employed by us at the time of such sale or offering, based upon the recommendation of our Chief Executive Officer, subject to the approval of our Board of Directors.

 Termination of Employment

   In April of 2000, we entered into a separation agreement with David J. Larkin. The terms of the agreement provide Mr. Larkin salary, medical/dental benefits and perquisites continuation through June 30, 2001 and a management bonus of $131,200. In addition, Mr. Larkin received a $100,000 lump sum payment as consideration for the waiver and release of claims under his employment agreements and the Executive Change in Control Severance Pay Plan, $25,000 in lieu of outplacement services and $9,000 for legal fees. Mr. Larkin's stock options and restricted stock were redeemed by Jostens ($25.25 per share) at the time of the merger and recapitalization.

   In April of 2000, we entered into a separation agreement with Thomas W. Jans. The terms of the agreement provide Mr. Jans salary, medical/dental benefits and perquisites continuation through December 31, 2000 and a management bonus of $28,357 for the first six months of 2000. In addition, Mr. Jans received standard and customary outplacement services for similarly situated Jostens employees (approximately $23,000) and $3,000 for legal fees. Mr. Jans' stock options and restricted stock were redeemed by Jostens ($25.25 per share) at the time of the merger and recapitalization.

 Executive Change in Control Severance Pay Plan

   In 1999, we implemented the Jostens' Executive Change in Control Severance Pay Plan (the "Plan"). The primary purpose of the Plan is to provide severance benefits for our Chief Executive Officer and other members of management or highly compensated employees that are selected by our Chief Executive Officer, whose employment is terminated during the 24 month period following a change in control (as defined in the Plan). Plan participants are eligible to receive severance benefits if their employment is terminated either voluntarily with "good reason" (as defined in the Plan) or involuntarily for any reason other than death or for "cause" (as defined in the Plan). The amount of severance benefits received by a particular employee is based upon the employee's position in Jostens and the employee's base salary plus the higher of the target of the current year's annual incentive or the three year average of actual payments of annual incentives. The range of severance benefits is from 15 months to 36 months of salary and would be paid in a lump sum upon termination. Plan participants are also eligible to receive an additional cash payment from us to the extent the total payments received from this Plan or any other benefit plan is treated as an "excess parachute payment" within the meaning of Section 280(G) of the Internal Revenue Code of 1986, as amended.

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

     Average                 Years of service at retirement (1)
      final         --------------------------------------------------------------
   compensation        15           20           25           30           35
   ------------     --------     --------     --------     --------     --------
    $  150,000      $ 27,000     $ 36,000     $ 45,000     $ 54,000     $ 63,000
       200,000        38,200       51,000       63,700       76,500       89,200
       300,000        60,700       81,000      101,200      121,500      141,700
       400,000        83,200      111,000      138,700      166,500      194,200
       500,000       105,700      141,000      176,200      211,500      246,700
       600,000       128,200      171,000      213,700      256,500      299,200
       700,000       150,700      201,000      251,200      301,500      351,700
       800,000       173,200      231,000      288,700      346,500      404,200
       900,000       195,700      261,000      326,200      391,500      456,700
     1,000,000       218,200      291,000      363,700      436,500      509,200
     1,050,000       229,500      306,000      382,500      459,000      535,500

--------
(1) The following individuals named in the Summary Compensation Table have the respective number of years of service under Plan D: Mr. Buhrmaster, 8.1 years; Mr. Blowers, 4.6 years; Mr. Priesmeyer, 3.3 years; Mr. Bailey, 22.5 years including sales service of 6.5 years; and Mr. Lea, 7.1 years.

   We also maintain a non-contributory supplemental pension plan for corporate vice presidents. Under the plan, vice presidents who retire after age 55 with at least seven full calendar years of service as a corporate vice president are eligible for a benefit equal to 1 % of final base salary for each full calendar year of service, up to a maximum of 30 %. Only service after age 30 is recognized in the plan. The calculation of benefits is frozen at the levels reached at age 60. If they continue in their current positions at their current levels of compensation and retire at age 60, the estimated total annual pension amounts from this plan for Messrs. Buhrmaster, Priesmeyer, Bailey and Lea would be $79,380, $22,557, $40,500 and $38,592, respectively. Mr. Blowers waived his eligibility in this plan.

DIRECTORS FEES

   We do not pay any remuneration to our employees or to executives of Investcorp or its co-investors for serving as directors. We reimburse directors for expenses incurred in attending any meetings.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Following the completion of the merger and recapitalization, officers and directors of Jostens are no longer subject to Section 16(a) reporting requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   We are authorized to issue shares of six classes of common stock, each with a par value of $0.01 per share except for the Class A common stock which has a par value of $0.33 1/3 per share. The classes of common stock consist of Class A common stock, Class B common stock, Class C common stock, Class D common stock, Class E common stock and common stock. Class A common stock, Class D common stock and common stock are the only classes of common stock that have a right to vote. Holders of Class B common stock, Class C common stock and Class E common stock do not have any voting rights, except that the holders of such classes of common stock have the right to vote as a class to the extent required under the laws of the State of Minnesota.

   Holders of Class A common stock and common stock of the Company are entitled to one vote per share, and holders of Class D common stock are entitled to
306.55 votes per share, in each case on all matters as to which shareholders may be entitled to vote pursuant to the Minnesota Business Corporation Act.

   Investcorp and its co-investors (other than DB Capital Investors and First Union Leveraged Capital) beneficially own all of the outstanding Class D common stock, constituting approximately 68% of our voting power. DB Capital Investors, First Union Leveraged Capital, Northwestern Mutual Life Insurance Company and our pre-merger shareholders, including certain members of management, beneficially own all of the outstanding Class A common stock, constituting the remainder of our voting power. In addition, Investcorp and its co-investors, other than DB Capital Investors and First Union Leveraged Capital, own 5,300,000 shares of Class B common stock and 811,020 shares of Class C common stock.

   The following table sets forth certain information regarding the beneficial ownership of our voting stock as of March 1, 2001. The table sets forth, as of that date:

  . each person whom we know to be a beneficial owner of more than 5% of any class of our voting stock;

  .  each person who was a named executive officer of Jostens;

  .  all of our directors and executive officers as a group;

  .  other persons as required.

   None of our directors or executive officers own shares of our Class D common stock. Unless otherwise indicated, we believe each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Except as set forth in the table none of our executive officers beneficially owns shares of our common stock.

                                         Options       Common stock   Percentage
Name and address of       Number of    exercisable     beneficially    of class
beneficial owner (1)       shares   within 60 days (2)  owned (4)   outstanding (5)
--------------------      --------- ------------------ ------------ ---------------
                               CLASS A COMMON STOCK
                       (approximately 32% of Voting Power)
DB Capital Investors,
 L.P. (3)...............  2,003,679          --         2,003,679         70.0%
First Union Leveraged
 Capital (3)............    198,019          --           198,019          6.9%
Northwestern Mutual Life
 Insurance Company (3)..    463,682          --           463,682         16.2%
Robert C. Burhmaster
 (3)....................     93,205       58,021          151,226          5.3%
Carl H. Blowers (3).....     41,858        9,670           51,528          1.8%
William N. Priesmeyer
 (3)....................     28,034        9,670           37,704          1.3%
Michael L. Bailey (3)...     15,913       15,472           31,385          1.1%
Gregory S. Lea (3)......      9,522        7,736           17,258          0.6%
David J. Larkin.........        --           --               --           0.0%
All directors and
 executives officers as
 a group, including
 certain of the persons
 named above
 (14 persons)...........    189,418      108,669          298,087         10.4%
                               CLASS D COMMON STOCK
                       (approximately 68% of Voting Power)
INVESTCORP S.A. (6)(7)..     20,000          --            20,000        100.0%
SIPCO Limited (7).......     20,000          --            20,000        100.0%
CIP Limited (7).........     18,400          --            18,400         92.0%
Ballet Limited (7)......      1,840          --             1,840          9.2%
Denary Limited (7)......      1,840          --             1,840          9.2%
Gleam Limited (7).......      1,840          --             1,840          9.2%
Highlands Limited (7)...      1,840          --             1,840          9.2%
Nobel Limited (7).......      1,840          --             1,840          9.2%
Outrigger Limited (7)...      1,840          --             1,840          9.2%
Quill Limited (7).......      1,840          --             1,840          9.2%
Radial Limited (7)......      1,840          --             1,840          9.2%
Shoreline Limited (7)...      1,840          --             1,840          9.2%
Zinnia Limited (7)......      1,840          --             1,840          9.2%
Investcorp Investment
 Equity Limited (7).....      1,600          --             1,600          8.0%

--------
(1) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security.
(2) Represents options exercisable within 60 days from March 1, 2001.
(3) The address for DB Capital Investors, L.P. is 130 Liberty Street, 25th Floor, New York, New York 10006. The address for First Union Leveraged Capital is One First Union Center, 5th Floor, 301 South College Street, Charlotte, North Carolina 28288. The address for Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. The address of each other person listed in the table as a holder of our Class A Common Stock is c/o Jostens, Inc., 5501 Norman Center Drive, Minneapolis, Minnesota 55437.
(4) This number includes shares of stock that are subject to securities exercisable or convertible within 60 days of March 1, 2001.
(5) Less than 1% unless otherwise indicated.
(6) Investcorp does not directly own any of our stock. The number of shares of stock shown as owned by Investcorp includes all of the shares owned by Investcorp Investment Equity Limited (see note (7) below).

   Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see note (7) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and deposition of Jostens' voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.
(7) Investcorp Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. CIP Limited ("CIP") owns no stock of Jostens. CIP indirectly owns less than 0.1% of the stock of each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited. CIP may be deemed to share beneficial ownership of the shares of Jostens' voting stock held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Jostens' voting stock. Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Immediately prior to consummation of the recapitalization, we received approximately $208.7 million of equity capital provided by Investcorp and its co-investors. In connection with obtaining the financing for the recapitalization, we paid Investcorp International, Inc., an affiliate of Investcorp, advisory fees of approximately $12.7 million. In addition, we entered into an agreement with Investcorp International for management advisory and consulting services for a five-year term pursuant to which we prepaid Investcorp International $7.5 million at the closing of the merger.

   Pursuant to the merger agreement, for six years after the closing date of the merger, we had agreed to indemnify and hold harmless our present and former officers and directors for acts or omissions occurring before the completion of the merger to the extent provided under our articles of incorporation and by-laws in effect on the date of the merger agreement. In addition, all indemnification agreements with any current or former directors, officers and employees of Jostens or any subsidiary will survive the merger and terminate as provided in such agreements. For six years after the completion of the merger, Jostens will provide officers' and directors' or fiduciary liability insurance for acts or omissions occurring before the completion of the merger covering each such person currently covered by our officers' and directors' or fiduciary liability insurance policy on terms with respect to coverage and amount no less favorable than those in effect on the date of the merger agreement, provided that the cost of such insurance does not exceed 200% of the most recent annual premium paid by us.

   Pursuant to the merger agreement, Messrs. Buhrmaster, Priesmeyer, Blowers, Bailey and Lea retained shares of our common stock as follows:

   Name                                                         Number of Shares
   ----                                                         ----------------
   Robert C. Buhrmaster........................................      93,205
   William N. Priesmeyer.......................................      41,858
   Carl H. Blowers.............................................      28,034
   Michael L. Bailey...........................................      15,913
   Gregory S. Lea..............................................       9,522
                                                                    -------
   Total.......................................................     188,532
                                                                    =======

   These shares were redesignated as Class A common stock as of the effective time of the merger, the same designation as the shares of common stock retained by other existing Jostens shareholders. All other shares held by Messrs. Buhrmaster, Priesmeyer, Blowers, Bailey and Lea were exchanged in the merger for $25.25 in cash. We have entered into management shareholder agreements with each of Messrs. Buhrmaster, Priesmeyer, Bailey, Blowers and Lea. Each agreement allows us to repurchase shares of our common stock from the executive in the event the executive ceases to be employed by us at any time prior to a public offering of our common stock. In addition, in the event of termination of employment under specified circumstances, the executive has the right to require an affiliate of Investcorp to repurchase his shares of common stock. The management shareholder agreements grant to the executives piggyback registration rights in connection with a registration statement filed by us with respect to our common equity securities following an initial public offering of our common stock. The agreements also impose restrictions on each executive's ability to sell shares in connection with or following an initial public offering. The agreements with each of Messrs. Priesmeyer, Bailey, Blowers and Lea further provide that if Mr. Buhrmaster is terminated without cause or leaves Jostens for good reason prior to May 10, 2001, each of the other executives will be entitled to resign within 60 days of such event and receive severance benefits in an amount equal to the benefits he would have received under our benefits plans as if a change in control had occurred and the executive has resigned for good reason.

   At the time of the merger, we agreed to redeem all outstanding preferred share purchase rights issued pursuant to our shareholder rights plan for approximately $33,500. In addition, at the time of the merger we agreed to terminate, by mutual consent, the shareholder rights plan which was promulgated under a shareholder rights agreement dated as of July 23, 1998 between Norwest Bank Minnesota, N.A. and Jostens.

 Stock Loan Program

   In connection with the merger and recapitalization, we adopted a new stock loan program to loan a total of $2.0 million to five members of senior management in individual amounts to refinance up to 100% of their outstanding loans existing at the time of the transaction. The proceeds of the loans were used to purchase shares of our common stock. Loans made under the stock loan program bear interest at our cost of funds under our new revolving credit facility and are recourse loans. The loans are payable through May 10, 2005 with interest rates set annually. The loans are collateralized by the shares of stock owned by such individuals, and each individual has entered into a pledge agreement and has executed a secured promissory note. At December 30, 2000, there were $1.8 million of these loans outstanding. The principal amounts of loans to the named executive officers are: Mr. Buhrmaster: $1,010,025; Mr.
Priesmeyer: $368,499; Mr. Bailey: $291,158 and Mr. Lea: $105,318.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

  (1)  Financial Statements

    Reports of Independent Accountants

    Consolidated Statements of Operations for 2000, 1999 and 1998

    Consolidated Balance Sheets as of December 30, 2000 and January 1, 2000

    Consolidated Statements of Cash Flows for 2000, 1999 and 1998

    Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income (Loss) for 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

  (2)  Financial Statement Schedules

    Report of Independent Accountants

    Schedule II--Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (3)  Exhibits

    2.1 Agreement and Plan of Merger, dated as of December 27, 1999, by and between Jostens, Inc. and Saturn Acquisition Corporation, incorporated by reference to Appendix A to the Proxy
         Statement/Prospectus which is a part of Jostens' registration statement on Form S-4 filed April 7, 2000.

    2.2 First Amendment to the Agreement and Plan of Merger, dated as of March 31, 2000, by and between Jostens, Inc. and Saturn
         Acquisition Corporation, incorporated by reference to Appendix A to the Proxy Statement/Prospectus which is a part of Jostens' registration statement on Form S-4 filed April 7, 2000.

    3.1 Form of Amended and Restated Articles of Incorporation of Jostens, Inc., incorporated by reference to Appendix D to the Proxy Statement/Prospectus which is a part of Jostens' registration statement on Form S-4 filed April 7, 2000.

    3.2 Certificate of Designation, effective May 10, 2000, of the Powers, Preferences and Rights of the 14 % Senior Redeemable Payment-In-Kind Preferred Stock, and Qualifications, Limitations and Restrictions Thereof. Incorporated by reference to Exhibit 4.3 to Jostens' Form 8-K filed on May 25, 2000.

    3.3 Bylaws of Jostens, Inc. Incorporated by reference to Exhibit 3.2 contained in Jostens' Report on Form 10-Q for the quarterly period ended July 3, 1999.

    4.1 Indenture, dated as of May 10, 2000, including therein the form of Note, between Jostens, Inc. and The Bank of New York, as Trustee, providing for 12.75% Senior Subordinated Notes due 2010.
         Incorporated by reference to Exhibit 4.1 to Jostens' Form 8-K filed on May 25, 2000.

    4.2 Registration Rights Agreement, dated as of May 10, 2000, between Jostens, Inc. and American Yearbook Company, Inc. as Issuers, and Deutsche Bank Securities Inc., UBS Warburg LLC and Goldman, Sachs & Co. as Initial Purchasers. Incorporated by reference to Exhibit
         4.2 to Jostens' Form 8-K filed on May 25, 2000.

    4.3 Purchase Agreement dated May 5, 2000, for 225,000 Units Consisting of $225,000,000 12.75% Senior Subordinated Notes due 2010 and Warrants to Purchase 425,060 Shares of Class E Common Stock, between Jostens, Inc. and American Yearbook Company, and Deutsche Bank Securities Inc., UBS Warburg LLC and Goldman, Sachs & Co. Incorporated by reference to Exhibit 4.6 to Jostens' Form 8-K filed on May 25, 2000.

    4.4 Form of Exchange Note. Incorporated by reference to Exhibit 4.4 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    5.1 Opinion of William J. George, Esq., regarding the legality of the exchange notes issued by Jostens. Incorporated by reference to
         Exhibit 5.1 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.1 Warrant Agreement, dated May 10, 2000, including therein the form of Warrant, between Jostens, Inc. and The Bank of New York, as Warrant Agent. Incorporated by reference to Exhibit 10.2 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.2 Warrant Registration Rights Agreement, dated May 10, 2000, between Jostens, Inc. and Deutsche Bank Securities Inc., UBS Warburg LLC and Goldman, Sachs & Co. Incorporated by reference to
          Exhibit 4.5 to Jostens' Form 8-K filed on May 25, 2000.

    10.3  Purchase Agreement, dated May 10, 2000, for 14 % Senior
          Redeemable Payment-In-Kind Preferred Stock with Warrants to Purchase Shares of Class E Common Stock, between Jostens, Inc. and DB Capital Investors, L.P. Incorporated by reference to
          Exhibit 4.6 to Jostens' Form 8-K filed on May 25, 2000.

    10.4 Warrant Agreement, dated May 10, 2000, including therein the form of Warrant, between Jostens, Inc. and The Bank of New York, as Warrant Agent. Incorporated by reference to Exhibit 10.5 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.5 Preferred Stock Registration Rights Agreement, dated May 10, 2000, between Jostens, Inc. and DB Capital Investors, L.P. Incorporated by reference to Exhibit 4.8 to Jostens' Form 8-K filed on May 25, 2000.

    10.6 Shareholder Agreement, dated May 10, 2000, between Jostens, Inc., and DB Capital Investors, L.P. and Certain Other Holders of Stock of Jostens, Inc. Incorporated by reference to Exhibit 4.9 to Jostens' Form 8-K filed on May 25, 2000.

    10.7 Shareholder Agreement, dated May 10, 2000, between Jostens, Inc., and First Union Leveraged Capital, LLC and Certain Other Holders of Stock of Jostens, Inc. Incorporated by reference to Exhibit
          4.10 to Jostens' Form 8-K filed on May 25, 2000.

    10.8 Common Equity Registration Rights Agreement, dated May 10, 2000, between Jostens, Inc., and Certain Holders as Defined Therein. Incorporated by reference to Exhibit 4.11 to Jostens' Form 8-K filed on May 25, 2000.

    10.9 Management Shareholder Agreement, dated as of May 10, 2000, between Jostens, Inc. and Robert Buhrmaster. Incorporated by reference to Exhibit 10.10 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.10 Management Shareholder Agreement, dated as of May 10, 2000, between Jostens, Inc. and William Priesmeyer. Incorporated by reference to Exhibit 10.11 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.11 Management Shareholder Agreement, dated as of May 10, 2000, between Jostens, Inc. and Carl Blowers. Incorporated by reference to Exhibit 10.12 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.12 Management Shareholder Agreement, dated as of May 10, 2000, between Jostens, Inc. and Michael Bailey. Incorporated by reference to Exhibit 10.13 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.13 Management Shareholder Agreement, dated as of May 10, 2000, between Jostens, Inc. and Gregory Lea. Incorporated by reference to Exhibit 10.14 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.14 Stock Option Agreement, dated as of May 10, 2000, between Jostens, Inc. and William Priesmeyer. Incorporated by reference to Exhibit 10.15 contained in Jostens' registration statement on Form S-4 filed April 7, 2000. *

    10.15 Stock Option Agreement, dated as of May 10, 2000, between Jostens, Inc. and Carl Blowers. Incorporated by reference to
           Exhibit 10.16 contained in Jostens' registration statement on Form S-4 filed April 7, 2000. *

    10.16 Stock Option Agreement, dated as of May 10, 2000, between Jostens, Inc. and Michael Bailey. Incorporated by reference to
           Exhibit 10.17 contained in Jostens' registration statement on Form S-4 filed April 7, 2000. *

    10.17 Stock Option Agreement, dated as of May 10, 2000, between Jostens, Inc. and Gregory Lea. Incorporated by reference to
           Exhibit 10.18 contained in Jostens' registration statement on Form S-4 filed April 7, 2000. *

    10.18 Stock Option Agreement, dated as of May 10, 2000, between Jostens, Inc. and Robert Buhrmaster. Incorporated by reference to Exhibit 10.19 contained in Jostens' registration statement on Form S-4 filed April 7, 2000. *

    10.19 Loan and Pledge Agreement, dated as of May 10, 2000, between Jostens, Inc. and Robert Buhrmaster, together with form of proxy and promissory note. Incorporated by reference to Exhibit 10.20 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.20 Loan and Pledge Agreement, dated as of May 10, 2000, between Jostens, Inc. and William Priesmeyer, together with form of proxy and promissory note. Incorporated by reference to Exhibit
           10.21 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.21 Loan and Pledge Agreement, dated as of May 10, 2000, between Jostens, Inc. and Michael Bailey, together with form of proxy and promissory note. Incorporated by reference to Exhibit 10.22 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.22 Loan and Pledge Agreement, dated as of May 10, 2000, between Jostens, Inc. and Gregory Lea, together with form of proxy and promissory note. Incorporated by reference to Exhibit 10.23 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.23 Management Stock Incentive Plan established by Jostens, Inc. dated as of May 10, 2000. Incorporated by reference to Exhibit
           10.24 contained in Jostens' registration statement on Form S-4 filed April 7, 2000. *

    10.24  Jostens, Inc. 2000 Stock Loan Plan. Incorporated by reference to
           Exhibit 10.25 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.25 Management Shareholder Bonus Plan established by Credit Agreement. Incorporated by reference to Exhibit 10.26 contained in Jostens' registration statement on Form S-4 filed April 7, 2000. *

    10.26 Credit Agreement, dated as of May 10, 2000, between Jostens, Inc. and Chase Securities Inc., Deutsche Bank Securities Inc., and Goldman Sachs Credit Partners L.P., as Co-Lead Arrangers, Bankers Trust Company, as Syndication Agent, Goldman Sachs Credit Partners L.P., as Documentation Agent, and The Chase Manhattan Bank, as Administrative Agent. Incorporated by reference to Exhibit 10.27 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

    10.27 Separation Agreement, dated as of April 11, 2000, between Jostens, Inc. and Mr. Thomas W. Jans. *

    10.28 Separation Agreement, dated as of April 26, 2000, between Jostens, Inc. and Mr. David J. Larkin. *

    10.29 Jostens, Inc. Executive Change in Control Severance Pay Plan effective January 1, 1999. Incorporated by reference to Exhibit
           10.8 contained in the Annual Report on Form 10-K for 1998. *

    10.30 Jostens, Inc. Executive Change in Control Severance Pay Plan First Declaration of Amendment, effective August 1, 1999. Incorporated by reference to Jostens' Report on Form 10-K for the quarterly period ended October 2, 1999. *

    10.31 Form of Contract entered into with respect to Executive Supplemental Retirement Plan. Incorporated by reference to Jostens' Registration Statement on Form 8 dated May 2, 1991. *

    12   Computation of Ratio of Earnings to Fixed Charges

    21   List of Jostens' subsidiaries.

  (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Jostens during the quarter ended December 30, 2000.
--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14 (c) of this annual report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                          JOSTENS, INC.

                                                /s/ Robert C. Buhrmaster
                                          By __________________________________
                                                    Robert C. Buhrmaster
                                            Chairman of the Board, President
                                               and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 28, 2001 in the capacities indicated.

              Signature                                   Title

    /s/ Robert C. Buhrmaster
_____________________________________     Chairman of the Board, President and
        Robert C. Buhrmaster               Chief Executive Officer

    /s/ William N. Priesmeyer
_____________________________________     Senior Vice President and Chief
        William N. Priesmeyer              Financial Officer (Chief Accounting
                                           Officer)

    /s/ James O. Egan
_____________________________________     Director
        James O. Egan

    /s/ Charles K. Marquis
_____________________________________     Director
        Charles K. Marquis

    /s/ Charles J. Philippin
_____________________________________     Director
        Charles J. Philippin

    /s/ Steven G. Puccinelli
_____________________________________     Director
        Steven G. Puccinelli

    /s/ David A. Tayeh
_____________________________________     Director
        David A. Tayeh

    /s/ George O. Visnyei
_____________________________________     Director
        George O. Visnyei

                       Report of Independent Accountants

To the Board of Directors of Jostens, Inc.:

   Our audit of the consolidated financial statements as of December 30, 2000 and for the year then ended referred to in our report dated March 27, 2001 appearing in the 2000 Annual Report on Form 10-K also included an audit, as of December 30, 2000 and for the year then ended, of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein as of December 30, 2000 and for the year then ended when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 27, 2001

Schedule II--Valuation and Qualifying Accounts
Jostens, Inc. and subsidiaries

                                          Additions
                                     -------------------
                                     Charged  Charged to
                            Balance  to costs   other                  Balance
                           beginning   and    accounts-- Deductions--  end of
                           of period expenses  describe    describe    period
                           --------- -------- ---------- ------------  -------
                                             (In thousands)
Reserves and allowances
 deducted from asset
 accounts:
  Allowances for
   uncollectible accounts:
    Year ended December
     30, 2000.............  $5,775   $ 2,712     $--       $ 4,126(1)  $4,361
    Year ended January 1,
     2000.................  $7,308   $ 1,882     $--       $ 3,415(1)  $5,775
    Year ended January 2,
     1999.................  $7,446   $ 1,858     $--       $ 1,996(1)  $7,308

  Allowances for sales
   returns:
    Year ended December
     30, 2000.............  $7,130   $18,203     $--       $18,973(2)  $6,360
    Year ended January 1,
     2000.................  $5,500   $22,527     $--       $20,897(2)  $7,130
    Year ended January 2,
     1999.................  $5,569   $17,753     $--       $17,822(2)  $5,500

  Sales person overdraft
   reserves:
    Year ended December
     30, 2000.............  $6,332   $ 1,116     $--       $ 1,880(1)  $5,568
    Year ended January 1,
     2000.................  $7,061   $ 2,500     $--       $ 3,229(1)  $6,332
    Year ended January 2,
     1999.................  $8,322   $ 1,947     $--       $ 3,208(1)  $7,061

--------
(1)  Uncollectible accounts written off, net of recoveries.
(2)  Returns processed against reserve.