Form 10-Q
period 2001-03-31
JOSTENS INC
filed 2001-05-15
CIK 54050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 2001


                                       OR


         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                          Commission file number 1-5064

                                  Jostens, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Minnesota                               41-0343440
-------------------------------         ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification number)
 incorporation or organization)

5501 Norman Center Drive, Minneapolis, Minnesota      55437
------------------------------------------------      --------------------------
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

On May 15, 2001 there were 8,993,297 shares of the Registrant's common stock outstanding.

                         JOSTENS, INC. AND SUBSIDIARIES


Part I Financial Information                                                Page
----------------------------                                                ----

Item 1. Financial Statements (unaudited)

        Condensed Consolidated Statements of Operations for the three
        months ended March 31, 2001 and April 1, 2000                          3

        Condensed Consolidated Balance Sheets as of March 31, 2001,
        April 1, 2000 and December 30, 2000                                    4

        Condensed Consolidated Statements of Cash Flows for the three
        months ended March 31, 2001 and April 1, 2000                          5

        Notes to Condensed Consolidated Financial Statements                   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             12

Item 3. Quantitative and Qualitative Disclosures about Market Risk            18


Part II Other Information
-------------------------

Item 1. Legal Proceedings                                                     19

Item 6. Exhibits and Reports on Form 8-K                                      19

Signatures                                                                    20

                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three months ended
                                                               ---------------------
                                                               March 31,    April 1,
In thousands, except per-share data                              2001         2000
------------------------------------------------------------------------------------
Net sales                                                     $ 136,769    $ 154,836
Cost of products sold                                            58,521       65,232
------------------------------------------------------------------------------------
    Gross profit                                                 78,248       89,604
Selling and administrative expenses                              75,861       78,372
Special charge, net                                               2,087           --
------------------------------------------------------------------------------------
Operating income                                                    300       11,232
Interest income                                                     406          212
Interest expense                                                 21,688        1,939
------------------------------------------------------------------------------------
Income (loss) before income taxes                               (20,982)       9,505
Provision for income taxes                                       (8,706)       3,656
------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change     (12,276)       5,849
Cumulative effect of accounting change, net of tax                   --       (5,894)
------------------------------------------------------------------------------------
    Net loss                                                    (12,276)         (45)
Dividends and accretion on redeemable preferred shares           (2,418)          --
------------------------------------------------------------------------------------
Net loss available to common shareholders                     $ (14,694)   $     (45)
====================================================================================

Earnings (loss) per common share
    Basic
      Before cumulative effect of accounting change           $   (1.63)   $    0.18
      Cumulative effect of accounting change                         --        (0.18)
------------------------------------------------------------------------------------
        Basic earnings (loss) per common share                $   (1.63)   $   (0.00)
====================================================================================

    Diluted
      Before cumulative effect of accounting change           $   (1.63)   $    0.18
      Cumulative effect of accounting change                         --        (0.18)
------------------------------------------------------------------------------------
        Diluted earnings (loss) per common share              $   (1.63)   $   (0.00)
====================================================================================

Weighted average common shares outstanding
        Basic                                                     8,993       33,263
        Diluted                                                   8,993       33,451

     The accompanying notes are an integral part of the unaudited condensed consolidated financial information.

                         JOSTENS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         (Unaudited)
                                                                                 --------------------------
                                                                                 March 31,         April 1,       December 30,
In thousands, except per-share data                                                2001              2000            2000
-------------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets
Cash and cash equivalents                                                       $  53,143        $  14,278        $  26,552
Accounts receivable, net of allowance for doubtful accounts of $3,899,
   $6,405 and $4,361, respectively                                                 63,588           80,351           64,944
Inventories                                                                       119,422          126,875           91,230
Deferred income taxes                                                              17,995           21,414           17,995
Salespersons overdrafts, net of allowance of $5,203, $6,355 and
   $5,568, respectively                                                            26,418           24,220           27,227
Prepaid expenses and other current assets                                           9,207            9,849            8,154
----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                     289,773          276,987          236,102

Other assets
Intangibles, net                                                                   17,323           18,627           17,662
Deferred financing costs, net                                                      31,581               --           33,360
Other                                                                              29,017           21,086           21,812
----------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                        77,921           39,713           72,834

Property and equipment                                                            285,604          273,941          285,176
Less accumulated depreciation                                                    (209,839)        (193,191)        (205,831)
----------------------------------------------------------------------------------------------------------------------------
         Property and equipment, net                                               75,765           80,750           79,345
----------------------------------------------------------------------------------------------------------------------------
                                                                                $ 443,459        $ 397,450        $ 388,281
============================================================================================================================

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------
Current liabilities
Short-term borrowings                                                           $      --        $  74,960        $      --
Accounts payable                                                                   29,970           24,440           24,430
Accrued employee compensation and related taxes                                    27,268           25,235           30,826
Commissions payable                                                                23,631           27,063           19,895
Customer deposits                                                                 166,418          155,826          108,848
Income taxes payable                                                                8,836           18,676           15,155
Interest payable                                                                   16,485               88           10,096
Current portion of long-term debt                                                  14,974               --           14,974
Other accrued liabilities                                                          24,643           26,921           20,347
----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                312,225          353,209          244,571

Long-term debt, net of current maturities                                         670,060            3,600          669,807
Other noncurrent liabilities                                                       14,989           11,144           11,382
----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                        997,274          367,953          925,760

Commitments and contingencies                                                          --               --               --

Redeemable preferred shares, $.01 par value, liquidation preference $65,259 authorized 307.5 shares, issued and outstanding; March 31, 2001 - 65,
    December 30, 2000 - 64                                                         51,259               --           48,841
Preferred shares, $.01 par value: authorized 4,000 shares, issued and outstanding; March 31, 2001 - 65 in the form of redeemable preferred
    shares listed above; 3,935 undesignated                                            --               --               --

Shareholders' equity (deficit)
Common shares (note 2)                                                              1,015           11,113            1,015
Additional paid-in-capital - warrants                                              24,733               --           24,733
Officer notes receivable                                                           (1,775)              --           (1,775)
Retained earnings (accumulated deficit)                                          (618,795)          24,054         (604,102)
Accumulated other comprehensive loss                                              (10,252)          (5,670)          (6,191)
----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity (deficit)                                    (605,074)          29,497         (586,320)
----------------------------------------------------------------------------------------------------------------------------
                                                                                $ 443,459        $ 397,450        $ 388,281
============================================================================================================================

     The accompanying notes are an integral part of the unaudited condensed consolidated financial information.

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Three months ended
                                                                        ---------------------------
                                                                        March 31,          April 1,
In thousands                                                              2001               2000
---------------------------------------------------------------------------------------------------
Operating activities
Net loss                                                                $(12,276)         $    (45)
Depreciation                                                               6,485             6,313
Amortization of debt discount and deferred financing costs                 2,032                --
Other amortization                                                           816               268
Cumulative effect of accounting change, net of tax                            --             5,894
Gain on disposal of property and equipment                                  (278)             (107)
Changes in operating assets and liabilities
      Accounts receivable                                                  1,356             1,959
      Inventories                                                        (28,192)          (29,951)
      Salespersons overdrafts                                                809             1,974
      Prepaid expenses and other current assets                           (8,957)           (1,123)
      Accounts payable                                                    (3,477)           (3,712)
      Accrued employee compensation and related taxes                     (3,558)           (4,244)
      Commissions payable                                                  3,736             7,266
      Customer deposits                                                   57,570            42,868
      Income taxes payable                                                (6,319)            1,504
      Other                                                                8,020            (4,582)
---------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                         17,767            24,282
---------------------------------------------------------------------------------------------------
Investing activities
Purchases of property and equipment                                       (4,370)           (2,711)
Proceeds from sale of property                                             3,954                --
Purchase of equity investment                                                 --            (1,103)
Other                                                                        123               395
---------------------------------------------------------------------------------------------------
        Net cash used for investing activities                              (293)           (3,419)
---------------------------------------------------------------------------------------------------
Financing activities
Net short-term borrowings (repayments)                                     9,117           (38,134)
Dividends paid to common shareholders                                         --            (7,331)
Other                                                                         --               363
---------------------------------------------------------------------------------------------------
        Net cash provided by (used for) financing activities               9,117           (45,102)
---------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                       26,591           (24,239)
Cash and cash equivalents, beginning of period                            26,552            38,517
---------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $ 53,143          $ 14,278
===================================================================================================


     The accompanying notes are an integral part of the unaudited condensed consolidated financial information.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     We prepared our accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted. Therefore, we suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2000 ("2000 Form 10-K"). The condensed consolidated balance sheet data as of December 30, 2000 were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

     Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

     In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the 2000 Form 10-K, our financial position, results of operations and cash flows for the periods presented. Certain balances have been reclassified to conform to the 2001 presentation. The fiscal 2000 financial statements have been reclassified to reflect the Company's adoption of the SEC's Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" beginning with the first quarter of fiscal 2000.

2.   Shareholders' Equity

     Our common stock consists of Class A through Class E common stock as well as undesignated common stock. Holders of Class A common stock are entitled to one vote per share, whereas holders of Class D common stock are entitled to 306.55 votes per share. Holders of Class B common stock, Class C common stock and Class E common stock have no voting rights.

     The par value and number of authorized, issued and outstanding shares for March 31, 2001 and December 30, 2000 for each class of common stock is set forth below:


                                           Par    Authorized     Issued and
     In thousands, except per-share data  Value     Shares   Outstanding Shares
     --------------------------------------------------------------------------
     Class A                             $.33 1/3     4,200         2,862
     Class B                               $.01       5,300         5,300
     Class C                               $.01       2,500           811
     Class D                               $.01          20            20
     Class E                               $.01       1,900             -
     Undesignated                          $.01      12,020             -
                                                  -----------------------
                                                     25,940         8,993
                                                  =======================

     As of April 1, 2000 there were approximately 33.3 million shares of common stock outstanding.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


3.   Long-Term Debt

     Long-term debt consists of the following:

                                                                             March 31,   April 1,   December 30,
     In thousands                                                              2001       2000         2000
     -----------------------------------------------------------------------------------------------------------
     Borrowings under senior secured credit facility:
          Term loan A, variable rate, 8.39 percent at March 31, 2001 and
              9.76 percent at December 30, 2000, with semi-annual
              principal and interest payments through May 2006               $134,775     $   --      $134,775
          Term loan B, variable rate,  8.89 percent at March 31, 2001 and
              10.26 percent at December 30, 2000, with semi-annual
              principal and interest payments through May 2008                344,225         --       344,225
     Senior subordinated notes, 12.75 percent fixed rate, net
          of discounts of $18,966 at March 31, 2001, and $19,219 at
          December 39, 2000, with semi-annual interest payments of
          $14,344, principal due and payable at maturity - May 2010           206,034         --       205,781
     Industrial revenue bonds, 6.75 percent fixed
          rate, covering general offices                                           --      3,600            --
     ----------------------------------------------------------------------------------------------------------
                                                                              685,034      3,600       684,781
     Less current portion                                                      14,974         --        14,974
     ----------------------------------------------------------------------------------------------------------
                                                                             $670,060     $3,600      $669,807
     ==========================================================================================================

     We have a $150 million revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the "alternative base rate" or "eurodollar" interest rate provisions of the agreement. There was $5.9 million outstanding under this facility, in the form of letters of credit, as of March 31, 2001.

     The variable rate on the senior secured credit facility is predominantly linked to the London Interbank Offered Rate ("LIBOR") as determined in three-month intervals, plus a fixed spread. To manage our exposure to changes in the LIBOR, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at
     7.0 percent as opposed to LIBOR. The swap agreement became effective on August 15, 2000 with a notional amount of $135.0 million, decreasing quarterly to $70.0 million over the next three years. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The fair value of the interest rate swap as of March 31, 2001 was a liability of $4.9 million.

4.   Earnings (Loss) Per Common Share

     Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding, including the dilutive effect of warrants, options and restricted stock.

                        JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     Basic and diluted earnings (loss) per share were calculated as follows:

                                                                        Three months ended
                                                                      -----------------------
                                                                       March 31,     April 1,
     In thousands, except per-share data                                 2001         2000
     ---------------------------------------------------------------------------------------
     Net income (loss)                                                $(12,276)      $   (45)
     Dividends and accretion on redeemable preferred shares             (2,418)           --
     ---------------------------------------------------------------------------------------
     Net income (loss) available to common shareholders               $(14,694)      $   (45)
     =======================================================================================

     Weighted average number of common shares outstanding - basic        8,993        33,263
     Dilutive shares                                                        -- (1)       188
     ---------------------------------------------------------------------------------------
     Weighted average number of common shares outstanding - diluted      8,993        33,451
     =======================================================================================

     Earnings (loss) per share - basic                                  $(1.63)      $ (0.00)

     Earnings (loss) per share - diluted                                $(1.63)      $ (0.00)

     (1) Options and warrants to purchase approximately 1.5 million shares were not included as their effect would have been antidilutive.

5.   Special Charge - 2001

     In March of 2001, we announced our decision to consolidate three Recognition plants and implement a new customer service model as part of our effort to realign resources and streamline the Recognition segment's infrastructure and enhance its profitability. The total cost of the consolidation project, which will be expensed in the Recognition segment's statement of operations in 2001, is estimated to be approximately $4.0 million for severance benefits, costs associated with closing the facilities and costs of moving production to our Princeton facility. The total costs of the project will be partially offset by a gain of $2.4 million, which resulted from the sale of our distribution facility in Memphis, Tennessee for $4.0 million. We have leased this facility until May 31, 2001, and will ratably recognize the gain over this period.

     As of March 31, 2001, we have accrued $1.9 million for severance benefits to eliminate approximately 100 full-time plant and management positions in our Memphis facility and approximately 40 full-time plant and management positions in our Sherbrooke plant. We also recognized $0.4 million in shutdown costs and asset write-offs. In addition, we incurred $0.2 million of period costs that were directly related to this restructuring project.

     The components of the special charge are as follows:

                                                               Special Charge
     In thousands                                              March 31, 2001
     -------------------------------------------------------------------------
     Accruable exit costs and asset write-downs:
       Employee termination benefits                                   $1,932
       Costs related to disposition of assets                             414
                                                                       ------
           Subtotal                                                     2,346

     Period costs related to moving production to our
       Princeton facility                                                 150
     Gain on sale of building                                            (409)
     ------------------------------------------------------------------------
                                                                       $2,087
     ========================================================================

                        JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


     The majority of the termination benefits will be paid by the end of 2001.

     Accrued costs and utilization for the three-month period ended March 31, 2001 are as follows:

                                            Initial     Utilization         Balance
     In thousands                           accrual    March 31, 2001   March 31, 2001
     ---------------------------------------------------------------------------------
     Employee termination benefits           $1,932        $ --            $1,932
     Costs related to disposition of assets     414         (11)              403
     -----------------------------------------------------------------------------
                                             $2,346        $(11)           $2,335
     =============================================================================

     The remaining amount accrued at March 31, 2001 is classified in other current liabilities in our condensed consolidated balance sheet.

6.   Special Charge - 1999

     During the fourth quarter of 1999, we recorded a special charge of $20.2 million and recorded an additional $0.2 million to complete the project in 2000. Cash outlays associated with the charge were approximately $1.0 million in the first three months of 2001. The components of the special charge and utilization prior to 2001 and in the first quarter of 2001 are as follows:

                                                                                          Utilization
                                                                                    ------------------------
                                                                           Net                  Three months
                                                               Initial  Adjustments   Prior        ended         Balance
       In thousands                                            accrual    in 2000    Periods   March 31, 2001  March 31, 2001
       ----------------------------------------------------------------------------------------------------------------------
       Employee termination benefits                           $ 4,910   $ 714      $ (3,880)      $(951)           $793
       Abandonment of internal use software under development    6,455      --        (6,455)         --              --
       Write-off of impaired goodwill related to retail
           class ring sales channel                              4,560      --        (4,560)         --              --
       Write-off of impaired goodwill related to exiting the
           college alumni direct marketing business              3,086      --        (3,086)         --              --
       Other costs related to exiting the college alumni
           direct marketing business                             1,183    (477)         (706)         --              --
       -----------------------------------------------------------------------------------------------------------------
                                                               $20,194   $ 237      $(18,687)      $(951)           $793
       =================================================================================================================

     The majority of the remaining termination benefits will be paid by June of 2001.

7.   Inventories

     Inventories were comprised of the following:


                                    March 31,       April 1,     December 30,
     In thousands                     2001           2000           2000
     -----------------------------------------------------------------------
     Raw material and supplies      $ 16,400       $ 17,021         $17,054
     Work-in-process                  62,894         60,921          30,490
     Finished goods                   40,128         48,933          43,686
     -----------------------------------------------------------------------
     Total inventories              $119,422       $126,875         $91,230
     =======================================================================

                        JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)

8.   Comprehensive Loss

     Comprehensive loss and its components, net of tax, are as follows:


                                                      Three months ended
                                                    ---------------------
                                                    March 31,    April 1,
     In thousands                                     2001         2000
     --------------------------------------------------------------------
     Net loss                                       $(12,276)        $(45)
     Change in cumulative translation adjustment      (1,106)          --
     Change in fair value of hedging instruments      (2,955)          --
     --------------------------------------------------------------------
     Comprehensive loss                             $(16,337)        $(45)
     ====================================================================


9.   Business Segments

     Financial information by reportable business segment is included in the following summary:

                                                      Three months ended
                                                   -------------------------
                                                   March 31,        April 1,
     In thousands                                    2001             2000
     -----------------------------------------------------------------------
     Net Sales From External Customers
     School Products                                $116,078        $131,930
     Recognition                                      18,558          20,778
     Other                                             2,133           2,128
     -----------------------------------------------------------------------
     Consolidated                                   $136,769        $154,836
     =======================================================================

     Operating Income (Loss)
     School Products                                 $12,103         $19,144
     Recognition                                      (4,239)(1)        (559)
     Other                                            (7,564)         (7,353)
     -----------------------------------------------------------------------
     Consolidated                                        300          11,232
     Net interest expense                             21,282           1,727
     -----------------------------------------------------------------------
     Income (loss) before income taxes              $(20,982)         $9,505
     =======================================================================

     (1) Includes $2.1 million of costs associated with the 2001 Special Charge (see note 5 - Special Charge 2001).

                        JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


10.  New Accounting Standards

     Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities. Subsequently in June 2000, the FASB issued SFAS No. 138, which amends SFAS
     133. These statements modify the accounting and reporting for derivative instruments and hedging activities and are required to be adopted in years beginning after June 15, 2000. We have adopted these new standards effective December 31, 2000, and have recorded a $2.4 million, net-of-tax cumulative-effect adjustment in other comprehensive income. The adjustment primarily related to recording an additional liability on the balance sheet for the fair value of our interest rate swap which hedges our cash flow on our variable interest rate debt. As of March 31, 2001, the fair value of the swap increased by $0.6 million, net-of-tax, which was recorded through other comprehensive loss. Any changes in the fair value of our interest rate swap will be recorded through other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. We believe that only in rare circumstances would it be determined that our interest rate swap is not effective as a hedge.

     Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarified the Staff's view on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method, adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer. The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the quarter ended April 1, 2000.

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

Any change in the following factors may impact the achievement of results:

     o our ability to satisfy our debt obligations, including related covenants;

     o our relationship with our independent sales representatives and employees;

     o    the fluctuating prices of raw materials, primarily gold;

     o the seasonality of our School Products segment sales and operating income;

     o our dependence on a key supplier for our synthetic and semiprecious stones;

     o    fashion and demographic trends;

     o litigation cases, if decided against us, may adversely affect our financial results; and

     o environmental regulations that could impose substantial costs upon us and may adversely affect our financial results.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS
The following table sets forth selected information from our Condensed Consolidated Statements of Operations:

                                                                        Three months ended
                                                                   ---------------------------
                                                                    March 31,         April 1,
Dollars in thousands                                                  2001             2000            $ Change         % Change
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                          $136,769          $154,836         $(18,067)          (11.7%)
        % of net sales                                               100.0%            100.0%

Cost of products sold                                                58,521            65,232           (6,711)          (10.3%)
        % of net sales                                                42.8%             42.1%
--------------------------------------------------------------------------------------------------------------------------------

     Gross profit                                                    78,248            89,604          (11,356)          (12.7%)
        % of net sales                                                57.2%             57.9%

Selling and administrative expenses                                  75,861            78,372           (2,511)           (3.2%)
        % of net sales                                                55.5%             50.6%

Special charge, net                                                   2,087                 -            2,087               NM
--------------------------------------------------------------------------------------------------------------------------------

     Operating income                                                   300            11,232          (10,932)          (97.3%)
        % of net sales                                                 0.2%              7.3%

Interest income                                                        (406)             (212)            (194)           91.5%
        % of net sales                                                -0.3%             -0.1%

Interest expense                                                     21,688             1,939           19,749               NM
        % of net sales                                                15.9%              1.3%
--------------------------------------------------------------------------------------------------------------------------------

     Income (loss) before income taxes                              (20,982)            9,505          (30,487)              NM
        % of net sales                                               -15.3%              6.1%

Provision for income taxes                                            8,706            (3,656)          12,362               NM
        % of net sales                                                 6.4%             -2.4%
--------------------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of accounting change         (12,276)            5,849          (18,125)              NM
        % of net sales                                                -9.0%              3.8%

Cumulative effect of accounting change, net of tax                        -            (5,894)           5,894               NM
        % of net sales                                                                  -3.8%
--------------------------------------------------------------------------------------------------------------------------------

     Net loss                                                      $(12,276)             $(45)        $(12,231)              NM
================================================================================================================================
        % of net sales                                                -9.0%              0.0%

Percentages in this table may reflect rounding adjustments.
NM = percentage not meaningful


Net sales
The change in net sales for the three-month period was due to volume and product mix decreases of approximately 13 percent, which were partially offset by price increases averaging approximately 1.3 percent.

First quarter net sales by segment and the changes from last year were as follows:

                            Three months ended
                        -------------------------
                         March 31,       April 1,
In thousands              2001             2000       $ change    % change
----------------------------------------------------------------------------
School Products         $116,078         $131,930     $(15,852)      (12.0%)
Recognition               18,558           20,778     $ (2,220)      (10.7%)
Other                      2,133            2,128     $      5         0.2%
----------------------------------------------------------------------------
Consolidated            $136,769         $154,836      (18,067)      (11.7%)
============================================================================


School Products
The decrease in School Products sales for the three-month period was primarily due to a shift in the timing of sales and a decrease in the student buy rates in both the graduation and jewelry product lines, partially offset by price increases in all school product lines.

Recognition
The decrease in Recognition sales for the three-month period was primarily due to additional lost customers as a result of problems encountered with a system implementation that took place in 1999. Those problems also contributed to a reduction in the number of seasoned sales representatives. Also, a shift in sales to lower priced programs and general merchandise contributed to the sales decline.

Other
Other segment sales increased slightly for the three-month period as a result of increased sales in our International business.


Gross Profit
Gross profit for the three months ended March 31, 2001 was $78.2 million compared with $89.6 million for the comparable period in 2000. The decrease was primarily due to the aforementioned volume shortfalls in the School Products and Recognition segments, somewhat offset by increased pricing in the School Products segment.


Selling and Administrative Expenses
Selling and administrative expenses for the three months ended March 31, 2001 were $75.9 million compared with $78.4 million for the comparable period in 2000.

The decrease in the three-month period reflects:

     o lower commission expense due to the volume shortfalls experienced in the first quarter.

This decrease was somewhat offset by:

     o higher marketing expenses in 2001 related to programs and initiatives intended to increase our future sales;

     o higher customer service costs in our School Products segment due to increased labor costs (due to wage rate increases);

     o increased information systems expense to support selling and marketing programs and initiatives intended to increase our future sales; and

     o    increased investment in research and development.

Operating Income
First quarter operating income (loss) by segment and the changes from last year were as follows:

                             Three months ended
                           ----------------------
                            March 31,    April 1,
In thousands                 2001          2000       $ change    % change
--------------------------------------------------------------------------
School Products            $12,103       $19,144     $ (7,041)     (36.8%)
Recognition                 (4,239)(1)      (559)      (3,680)         NM
Other                       (7,564)       (7,353)        (211)       2.9%
--------------------------------------------------------------------------
Consolidated                  $300       $11,232     $(10,932)     (97.3%)
==========================================================================

NM = percentage not meaningful

(1) Includes $2.1 million of costs associated with the 2001 Special Charge (see note 5 - Special Charge 2001).

 School Products
 The decrease in School Products operating income for the three-month period was primarily due to sales shortfalls in our jewelry and graduation product lines. Also contributing to the decrease in operating income for the three-month period was an increase in marketing expenses to support programs and initiatives intended to increase our future sales.


 Recognition
 The increase in Recognition's operating loss was partially due to the decrease in sales as compared to the prior year period. Also contributing to the operating loss was an increase in selling and marketing expense to support programs and initiatives intended to increase our future sales. In addition, a shift in sales to lower margin programs and general merchandise caused decreases in the operating income.

 In March of 2001, we announced our decision to consolidate three Recognition plants and implement a new customer service model as part of our effort to realign resources and streamline the Recognition segment's infrastructure and enhance its profitability. The total cost of the consolidation project, which will be expensed in the Recognition segment's statement of operations in 2001, is estimated to be approximately $4.0 million for severance benefits, costs associated with closing the facilities and costs of moving production to our Princeton facility. The total costs of the project will be partially offset by a gain of $2.4 million, which resulted from the sale of our distribution facility in Memphis, Tennessee for $4.0 million. We have leased this facility until May 31, 2001, and will ratably recognize the gain over this period.

 As of March 31, 2001, we accrued $1.9 million for severance benefits to eliminate approximately 100 full-time plant and management positions in our Memphis facility and approximately 40 full-time plant and management positions in our Sherbrooke plant. We also recognized $0.4 million in shutdown costs and asset write-offs. In addition, we incurred $0.2 million of period costs that were directly related to this restructuring project.

The components of the special charge are as follows:

                                                         Special Charge
In thousands                                             March 31, 2001
-----------------------------------------------------------------------
Accruable exit costs and asset write-downs:
  Employee termination benefits                              $1,932
  Costs related to disposition of assets                        414
                                                             -------
      Subtotal                                                2,346

Period costs related to moving production to our
  Princeton facility                                            150
Gain on sale of building                                       (409)
--------------------------------------------------------------------
                                                             $2,087
====================================================================


Accrued costs and utilization for the three-month period ended March 31, 2001 are as follows:

                                        Initial    Utilization      Balance
In thousands                            accrual   March 31, 2001  March 31, 2001
--------------------------------------------------------------------------------
Employee termination benefits           $1,932        $ --          $1,932
Costs related to disposition of assets     414         (11)            403
--------------------------------------------------------------------------
                                        $2,346        $(11)         $2,335
==========================================================================

The remaining amount accrued at March 31, 2001 is classified in other current liabilities in our condensed consolidated balance sheet.

Other
The slight increase in Other operating loss was primarily due to:

     o increased information system expense related to work being done to support selling and marketing initiatives intended to increase our future sales; and

     o    increased investment in research and development.


Net Interest Expense
Net interest expense of $21.3 million has increased $19.6 million over the prior year three-month period. The increase was due to increased interest expense resulting from our new debt structure.

Income Taxes
We accrue income taxes based on our best estimate of the effective tax rate expected to be applicable for the full year. Our income tax rate increased in 2001 due to the unfavorable effect that non-deductible expenses have on our full year tax rate estimate.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital, redeemable securities and general corporate purposes.

Operating Activities
Operating activities generated cash of $17.8 million in the first three months of 2001, compared with $24.3 million of cash generated for the comparable prior period. The decrease of $6.5 million is largely due to the $12.2 million decrease in net income versus the prior year, offset in part by increased deposits and other accrued liabilities.

Investing Activities
Capital expenditures for the first three months of 2001 were $4.4 million, compared with $2.7 million for the same period in 2000. The increase of $1.7 million relates primarily to higher capital expenditures in 2001 on a human resources information system and manufacturing equipment for our printing product line. Additionally, we received $4.0 million from the sale of our distribution facility in Memphis, Tennessee (see note 5 - Special Charge 2001).

Financing Activities
Net cash provided by financing activities in the first three months of 2001 was $9.1 million, compared with net cash used for financing activities of $45.1 million for the same period in 2000. The increase in net cash provided by financing activities was due to a decrease in repayments of short term borrowing in 2001 versus 2000 and due to no dividend payments being made in 2001 versus 2000.

We plan on using the proceeds from the sale of our distribution facility in Memphis, Tennessee to voluntarily pre-pay $4.0 million of borrowings under our senior secured credit facility.

NEW ACCOUNTING STANDARDS

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities. Subsequently in June 2000, the FASB issued SFAS No. 138, which amends SFAS
133. These statements modify the accounting and reporting for derivative instruments and hedging activities and are required to be adopted in years beginning after June 15, 2000. We have adopted these new standards effective December 31, 2000, and have recorded a $2.4 million, net-of-tax cumulative-effect adjustment in other comprehensive income. The adjustment primarily related to recording an additional liability on the balance sheet for the fair value of our interest rate swap which hedges our cash flow on our variable interest rate debt. As of March 31, 2001, the fair value of the swap increased by $0.6 million, net-of-tax, which was recorded through other comprehensive loss. Any changes in the fair value of our interest rate swap will be recorded through other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. We believe that only in rare circumstances would it be determined that our interest rate swap is not effective as a hedge.

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarified the Staff's view on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer. The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the quarter ended April 1, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2001. For additional information, refer to Item 7A of our 2000 Form 10-K.

                       PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. ("Epicenter"), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff is claiming damages of approximately $3 million to $10 million under various theories and differing sized relevant markets. The trial began on March 26, 2001 and concluded with final arguments on April 24, 2001. A written decision is expected within 30-60 days from that time. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

     In February 1998, we entered into an Information Technology Master Services Agreement with Ernst & Young LLP to provide guidance and consulting services for implementation of a company wide enterprise resource planning ("ERP") system. Under the Master Agreement, Ernst & Young LLP provided project management, guidance and consulting. We claim this work was deficient and substandard in various material respects constituting a breach of the Master Agreement entitling us to significant damages. In August 2000, the parties conducted a mandatory mediation, which proved unsuccessful resulting in arbitration. Ernst & Young LLP claims are $0.3 million in unpaid fees. We claim damages in excess of $150.0 million, including over $9.0 million paid to Ernst & Young LLP on account of the engagement. On March 9, 2001, the arbitration panel conducted a case management conference and established a schedule for the exchange of information and discovery with hearings to commence on December 3, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          12    Computation of Ratio of Earnings to Fixed Charges

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by Jostens during the quarter ended March 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.


                                       JOSTENS, INC.
                                       Registrant


                                       By /s/ Robert C. Buhrmaster
                                          --------------------------------------
                                          Robert C. Buhrmaster
                                          Chairman, President and Chief
                                          Executive Officer


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