Form 10-Q
period 2001-06-30
JOSTENS INC
filed 2001-08-13
CIK 54050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001


                                       OR


         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                          Commission file number 1-5064

                                  Jostens, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)





Minnesota                                        41-0343440
--------------------------------------           ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification number)

5501 Norman Center Drive, Minneapolis, Minnesota      55437
------------------------------------------------      -------------------------
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


On August 13, 2001 there were 8,965,263 shares of the Registrant's common stock outstanding.

                         JOSTENS, INC. AND SUBSIDIARIES

Part I Financial Information                                               Page
----------------------------                                               ----

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Operations for the
         Three and Six months ended June 30, 2001 and July 1, 2000            3

         Condensed Consolidated Balance Sheets as of June 30, 2001,
         July 1, 2000 and December 30, 2000                                   4

         Condensed Consolidated Statements of Cash Flows for the
         Six months ended June 30, 2001 and July 1, 2000                      5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          20

Part II Other Information
-------------------------

Item 1.  Legal Proceedings                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    21

Signatures                                                                   22

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three months ended        Six months ended
                                                          ---------------------   -----------------------
                                                          June 30,     July 1,      June 30,     July 1,
In thousands, except per-share data                        2001         2000         2001        2000
---------------------------------------------------------------------------------------------------------
Net sales                                                $ 350,975    $ 344,712    $ 487,744    $ 499,548
Cost of products sold                                      155,293      154,806      213,814      220,038
---------------------------------------------------------------------------------------------------------
    Gross profit                                           195,682      189,906      273,930      279,510
Selling and administrative expenses                        102,790      104,286      178,651      182,658
Transaction costs and special charges, net                     623       45,711        2,710       45,711
---------------------------------------------------------------------------------------------------------
Operating income                                            92,269       39,909       92,569       51,141
Net interest expense                                        19,640       13,078       40,922       14,805
---------------------------------------------------------------------------------------------------------
    Income before income taxes                              72,629       26,831       51,647       36,336
Provision for income taxes                                  30,141       23,769       21,435       27,425
---------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change        42,488        3,062       30,212        8,911
Cumulative effect of accounting change, net of tax            --           --           --         (5,894)
---------------------------------------------------------------------------------------------------------
    Net income                                              42,488        3,062       30,212        3,017
Dividends and accretion on redeemable preferred shares      (2,504)      (1,243)      (4,922)      (1,243)
---------------------------------------------------------------------------------------------------------
Net income available to common shareholders              $  39,984    $   1,819    $  25,290    $   1,774
=========================================================================================================

Earnings per common share
    Basic
      Before cumulative effect of accounting change      $    4.45    $    0.10    $    2.81    $    0.31
      Cumulative effect of accounting change                  --           --           --          (0.24)
---------------------------------------------------------------------------------------------------------
        Basic earnings per common share                  $    4.45    $    0.10    $    2.81    $    0.07
=========================================================================================================

    Diluted
      Before cumulative effect of accounting change      $    4.02    $    0.10    $    2.54    $    0.30
      Cumulative effect of accounting change                  --           --           --          (0.23)
---------------------------------------------------------------------------------------------------------
        Diluted earnings per common share                $    4.02    $    0.10    $    2.54    $    0.07
=========================================================================================================

Weighted average common shares outstanding
        Basic                                                8,993        18,880       8,993       25,043
        Diluted                                              9,949        18,880       9,949       25,316

               The accompanying notes are an integral part of the
            unaudited condensed consolidated financial information.

                         JOSTENS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    (Unaudited)
                                                                                      --------------------------------------
                                                                                        June 30,      July 1,   December 30,
In thousands, except per-share data                                                       2001         2000          2000
----------------------------------------------------------------------------------------------------------------------------
                                                           ASSETS
                                                           ------
Current assets
Cash and cash equivalents                                                               $  43,070    $  35,875    $  26,552
Accounts receivable, net of allowance for doubtful accounts of $3,549,
   $5,535 and $4,361, respectively                                                         94,440      107,804       64,944
Inventories                                                                                60,728       72,684       91,230
Deferred income taxes                                                                      17,995       21,413       17,995
Salespersons overdrafts, net of allowance of $5,800, $5,301 and $5,568, respectively       14,177       11,108       27,227
Prepaid expenses and other current assets                                                   4,574        5,592        8,154
---------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                             234,984      254,476      236,102

Other assets
Intangibles, net                                                                           17,105       18,309       17,662
Deferred financing costs, net                                                              30,331       35,606       33,360
Other                                                                                      30,672       29,139       21,812
---------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                                78,108       83,054       72,834

Property and equipment                                                                    290,061      278,009      285,176
Less accumulated depreciation                                                            (216,136)    (199,191)    (205,831)
---------------------------------------------------------------------------------------------------------------------------
         Property and equipment, net                                                       73,925       78,818       79,345
---------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 387,017    $ 416,348    $ 388,281
===========================================================================================================================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                                     ----------------------------------------------
Current liabilities
Accounts payable                                                                           14,569       18,979       24,430
Accrued employee compensation and related taxes                                            25,855       25,674       30,826
Commissions payable                                                                        43,479       48,933       19,895
Customer deposits                                                                          58,516       55,277      108,848
Income taxes payable                                                                       38,307       35,782       15,155
Interest payable                                                                            8,876       10,661       10,096
Current portion of long-term debt                                                          20,879        5,500       14,974
Other accrued liabilities                                                                  16,073       25,510       20,347
---------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                        226,554      226,316      244,571

Long-term debt, net of current maturities                                                 655,430      694,797      669,807
Other noncurrent liabilities                                                               15,385       11,424       11,382
---------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                897,369      932,537      925,760

Commitments and contingencies                                                                --           --           --

Redeemable preferred shares, $.01 par value, liquidation preference $68,619 authorized 307.5 shares, issued and outstanding; June 30, 2001 - 69, July 1,
    2000 - 60, and December 30, 2000 - 64                                                  53,763       44,243       48,841
Preferred shares, $.01 par value: authorized 4,000 shares, issued and outstanding;
    June 30, 2001 - 69 in the form of redeemable preferred shares listed above;
    3,931 undesignated                                                                       --           --           --

Shareholders' equity (deficit)
Common shares (note 2)                                                                      1,015        1,015        1,015
Additional paid-in-capital - warrants                                                      24,733       24,733       24,733
Officer notes receivable                                                                   (1,775)      (2,050)      (1,775)
Retained earnings (accumulated deficit)                                                  (578,822)    (577,798)    (604,102)
Accumulated other comprehensive loss                                                       (9,266)      (6,332)      (6,191)
---------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity (deficit)                                            (564,115)    (560,432)    (586,320)
---------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 387,017    $ 416,348    $ 388,281
===========================================================================================================================

               The accompanying notes are an integral part of the
            unaudited condensed consolidated financial information.

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Six months ended
                                                                  -----------------------
                                                                    June 30,    July 1,
In thousands                                                          2001        2000
-----------------------------------------------------------------------------------------
Operating activities
Net income                                                         $  30,212    $   3,017
Depreciation                                                          12,998       12,684
Amortization of debt discount and deferred financing costs             3,547        1,011
Other amortization                                                     1,634          536
Cumulative effect of accounting change, net of tax                      --          5,894
Gain on sale/disposal of property and equipment, net                  (2,319)        (107)
Changes in operating assets and liabilities
      Accounts receivable                                            (29,496)     (25,494)
      Inventories                                                     30,502       24,240
      Salespersons overdrafts                                         13,050       15,086
      Prepaid expenses and other assets                               (6,710)      (3,776)
      Accounts payable                                                (9,861)     (10,294)
      Accrued employee compensation and related taxes                 (4,971)      (3,804)
      Commissions payable                                             23,584       29,136
      Customer deposits                                              (50,332)     (57,681)
      Income taxes payable                                            23,152       18,610
      Other                                                           (4,513)       4,084
-----------------------------------------------------------------------------------------
        Net cash provided by operating activities                     30,477       13,142
-----------------------------------------------------------------------------------------
Investing activities
Purchases of property and equipment                                   (9,045)      (7,150)
Proceeds from sale of property and equipment                           3,954          395
Other                                                                    123       (1,103)
-----------------------------------------------------------------------------------------
        Net cash used for investing activities                        (4,968)      (7,858)
-----------------------------------------------------------------------------------------
Financing activities
Net short-term repayments                                               --       (111,976)
Repurchases of common stock                                             --       (823,630)
Principal payments on long-term debt                                  (8,991)      (3,600)
Proceeds from issuance of long-term debt                                --        700,139
Proceeds from issuance of common shares                                 --        208,693
Net proceeds from the issuance of preferred stock                       --         43,000
Proceeds from the issuance of warrants to purchase common shares        --         24,733
Dividends paid to common shareholders                                   --         (7,331)
Proceeds from exercise of stock options                                 --            555
Issuance of officer note receivable                                     --         (2,050)
Debt acquisition costs                                                  --        (36,459)
-----------------------------------------------------------------------------------------
        Net cash used for financing activities                     $  (8,991)   $  (7,926)
-----------------------------------------------------------------------------------------
Change in cash and cash equivalents                                $  16,518    $  (2,642)
Cash and cash equivalents, beginning of period                        26,552       38,517
-----------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                           $  43,070    $  35,875
=========================================================================================

Supplemental information
Income taxes paid (refunded)                                       $  (1,717)   $   8,763
Interest paid                                                      $  39,503    $   6,767

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

         The par value and number of authorized, issued and outstanding shares as of June 30, 2001, July 1, 2000 and December 30, 2000 for each class of common stock is set forth below:

                                                     Par          Authorized          Issued and
         In thousands, except per-share data        Value           Shares         Outstanding Shares
         --------------------------------------------------------------------------------------------
         Class A                                   $.33 1/3           4,200                    2,862
         Class B                                     $.01             5,300                    5,300
         Class C                                     $.01             2,500                      811
         Class D                                     $.01                20                       20
         Class E                                     $.01             1,900                        -
         Undesignated                                $.01            12,020                        -
                                                               --------------------------------------
                                                                     25,940                    8,993
                                                               ======================================

         Subsequent to June 30, 2001, we repurchased 28,034 shares of our Class A common stock from a senior executive in accordance with his separation agreement. The senior executive repaid an outstanding promissory note of approximately $0.4 million. The promissory note had been executed by the executive as partial payment for such shares.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


3.       Long-Term Debt

         Long-term debt consists of the following:

                                                                                          June 30,       July 1,     December 30,
         In thousands                                                                       2001           2000           2000
         ------------------------------------------------------------------------------------------------------------------------
         Borrowings under senior secured credit facility:
              Term loan A, variable rate,  6.59 percent at June 30, 2001, 9.77 percent at July 1, 2000 and 9.40 percent at December 30, 2000, with semi-annual principal and interest payments through
                  May 2006                                                                $128,956       $150,000       $134,775
              Term loan B, variable rate,  7.34 percent at June 30, 2001, 10.27 percent at July 1, 2000 and 9.90 percent at December 30, 2000, with semi-annual principal and interest payments through
                  May 2008                                                                 341,053        345,000        344,225
         Senior subordinated notes, 12.75 percent fixed rate, net
              of discounts of $18,700 at June 30, 2001, $19,703 at July 1, 2000 and
              $19,219 at December 30, 2000, with semi-annual interest payments of
              $14,344, principal due and payable at
              maturity - May 2010                                                          206,300        205,297        205,781
         ------------------------------------------------------------------------------------------------------------------------
                                                                                           676,309        700,297        684,781
         Less current portion                                                               20,879          5,500         14,974
         ------------------------------------------------------------------------------------------------------------------------
                                                                                          $655,430       $694,797       $669,807
         ========================================================================================================================

         In June of 2001, we used the proceeds from the sale of our Memphis, Tennessee facility to voluntarily pay down $1.3 million of term loan A and $2.7 million of term loan B. Future mandatory principal payment obligations are not materially impacted by the voluntary payment.

         We have a $150 million revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the "alternative base rate" or the "eurodollar" interest rate provisions of the agreement. There was $5.4 million outstanding under this facility, in the form of letters of credit, as of June 30, 2001.

         The variable rate on the senior secured credit facility is predominantly linked to the London Interbank Offered Rate ("LIBOR") as determined in three-month intervals, plus a fixed spread. To manage our exposure to changes in the LIBOR, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0 percent. The swap agreement became effective on August 15, 2000 with a notional amount of $135.0 million, decreasing quarterly to $70.0 million by June 30, 2003. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The fair value of the interest rate swap as of June 30, 2001 was a liability of $4.6 million and is recorded in "other noncurrent liabilities" in our condensed consolidated balance sheet.


4.       Earnings Per Common Share

         Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding, including the dilutive effect of warrants, options and restricted stock.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


         Basic and diluted earnings per share were calculated as follows:

                                                                             Three months ended          Six months ended
                                                                         --------------------------   ----------------------
                                                                           June 30,        July 1,     June 30,      July 1,
         In thousands, except per-share data                                 2001           2000         2001         2000
         ------------------------------------------------------------------------------------------   ----------------------
         Net income                                                          $42,488       $ 3,062     $30,212      $ 3,017
         Dividends and accretion on redeemable preferred shares               (2,504)       (1,243)     (4,922)      (1,243)
         ------------------------------------------------------------------------------------------   ----------------------
         Net income available to common shareholders                         $39,984       $ 1,819     $25,290      $ 1,774
         ==========================================================================================   ======================

         Weighted average number of common shares outstanding - basic          8,993        18,880       8,993       25,043
         Dilutive shares                                                         956            --         956          273
         ------------------------------------------------------------------------------------------   ----------------------
         Weighted average number of common shares outstanding - diluted        9,949        18,880       9,949       25,316
         ==========================================================================================   ======================

         Earnings per share - basic                                          $  4.45       $  0.10     $  2.81      $  0.07

         Earnings per share - diluted                                        $  4.02       $  0.10     $  2.54      $  0.07


5.       Special Charges - 2001

         In March of 2001, we announced our decision to consolidate three Recognition plants into one plant and implement a new customer service model as part of our effort to realign resources and streamline the Recognition segment's infrastructure and enhance its profitability. The total cost of the consolidation project, which is being expensed in the Recognition segment's statement of operations in 2001, is estimated to be approximately $4.0 million for severance benefits, costs associated with closing two facilities and costs of moving production to our Princeton, Illinois facility. The total cost of the project is partially offset by a gain of $2.4 million, which resulted from the first quarter sale of our distribution facility in Memphis, Tennessee for $4.0 million. We leased the facility back from the buyer until May 31, 2001, and ratably recognized the gain over that period.

         Through June 30, 2001, we have expensed $1.9 million for severance benefits to eliminate approximately 100 full-time plant and management positions in our Memphis facility and approximately 40 full-time plant and management positions in our Sherbrooke, Quebec plant. The majority of these termination benefits will be paid by the end of 2001. We have also recognized $0.4 million in shutdown costs and asset write-offs as well as $0.7 million of period costs that were directly related to this restructuring project. We anticipate incurring another $0.9 million of period costs during the third quarter of 2001 to complete the project.

         The components of the special charge are as follows:


                                                              Three months ended     Three months ended    Six months ended
         In thousands                                             March 31, 2001          June 30, 2001       June 30, 2001
         ------------------------------------------------------------------------------------------------------------------
         Accruable exit costs and asset write-downs:
           Employee termination benefits                                  $1,932                $    --             $ 1,932
           Costs related to disposition of assets                            414                     --                 414
                                                              -------------------------------------------------------------
               Subtotal                                                    2,346                     --               2,346

         Period costs related to moving production to our
           Princeton facility                                                150                    525                 675
         Gain on sale of building                                           (409)                (2,040)             (2,449)
         ------------------------------------------------------------------------------------------------------------------
                                                                          $2,087                $(1,515)            $   572
         ==================================================================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


         Accrued costs and utilization for the six-month period ended June 30, 2001 are as follows:

                                                                   Utilization
                                                               -------------------
                                                                   Six months
                                                   Initial            ended           Balance
         In thousands                              accrual         June 30, 2001    June 30, 2001
         ----------------------------------------------------------------------------------------
         Employee termination benefits              $1,932            $(1,502)               $430
         Costs related to disposition of assets        414               (226)                188
         ----------------------------------------------------------------------------------------
                                                    $2,346            $(1,728)               $618
         ========================================================================================

         The remaining amount accrued at June 30, 2001 is classified in "other current liabilities" in our condensed consolidated balance sheet.

         In the second quarter of 2001, we entered into a separation agreement with a senior executive. The total cost of $2.1 million for severance benefits was expensed in the Other segment's income statement. As of June 30, 2001, approximately $2.0 million is accrued for and classified in "other current liabilities" in our condensed consolidated balance sheet. The majority of the remaining separation benefits will be paid in the third quarter of 2001.


6.       Special Charge - 1999

         During the fourth quarter of 1999, we recorded a special charge of $20.2 million and recorded an additional $0.2 million to complete the project in 2000. Cash outlays associated with the charge were approximately $1.5 million in the first six months of 2001. The components of the special charge and utilization prior to 2001 and in the first six months of 2001 are as follows:

                                                                                    Utilization
                                                                             --------------------------
                                                                     Net                   Six months
                                                       Initial   Adjustments    Prior        ended           Balance
     In thousands                                      accrual     in 2000     Periods   June 30, 2001    June 30, 2001
     ------------------------------------------------------------------------------------------------------------------
     Employee termination benefits                    $ 4,910       $ 714     $ (3,880)     $(1,469)               $275
     Abandonment of internal use software under
         development                                    6,455          --       (6,455)          --                  --
     Write-off of impaired goodwill related to
         retail class ring sales channel                4,560          --       (4,560)          --                  --
     Write-off of impaired goodwill related to
         exiting the college alumni direct marketing
         business                                       3,086          --       (3,086)          --                  --
     Other costs related to exiting the college
         alumni direct marketing business               1,183        (477)        (706)          --                  --
     -------------------------------------------------------------------------------------------------------------------
                                                      $20,194       $ 237     $(18,687)     $(1,469)               $275
     ===================================================================================================================

         The remaining termination benefits will be paid by December of 2001 and are classified in "other current liabilities" in our condensed consolidated balance sheet.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


7.       Inventories

         Inventories are comprised of the following:

                                        June 30,           July 1,        December 30,
         In thousands                     2001              2000               2000
         -----------------------------------------------------------------------------
         Raw material and supplies       $15,839           $18,765            $17,054
         Work-in-process                  27,864            28,178             30,490
         Finished goods                   17,025            25,741             43,686
         -----------------------------------------------------------------------------
         Total inventories               $60,728           $72,684            $91,230
         =============================================================================


8.       Comprehensive Income

         Comprehensive income and its components, net of tax, are as follows:

                                                         Three months ended         Six months ended
                                                      -------------------------   ---------------------
                                                        June 30,      July 1,      June 30,     July 1,
         In thousands                                      2001         2000         2001        2000
         ----------------------------------------------------------------------   ---------------------
         Net income                                       $42,488       $3,062     $30,212       $3,017
         Change in cumulative translation adjustment          784         (662)       (322)        (662)
         Change in fair value of hedging instruments          202           --      (2,753)          --
         ----------------------------------------------------------------------   ---------------------
         Comprehensive income                             $43,474       $2,400     $27,137       $2,355
         ======================================================================   =====================


9.       Business Segments

         Financial information by reportable business segment is included in the following summary:

                                            Three months ended                Six months ended
                                       ---------------------------       ----------------------------
                                       June 30,           July 1,         June 30,           July 1,
         In thousands                    2001               2000           2001                2000
         --------------------------------------------------------------------------------------------
         Net Sales From External Customers
         School Products               $334,039           $314,954        $450,117           $446,880
         Recognition                     13,383             25,560          31,941             46,341
         Other                            3,553              4,198           5,686              6,327
         --------------------------------------------------------------------------------------------
         Consolidated                  $350,975           $344,712        $487,744           $499,548
         ============================================================================================

         Operating Income (Loss)
         School Products               $101,143           $ 92,735        $113,246           $111,879
         Recognition                     (1,875) (1)           314          (6,114) (2)          (244)
         Other                           (6,999) (3)       (53,140) (4)    (14,563) (3)       (60,494) (4)
         --------------------------------------------------------------------------------------------
         Consolidated                    92,269             39,909          92,569             51,141
         Net interest expense            19,640             13,078          40,922             14,806
         --------------------------------------------------------------------------------------------
         Income (loss) before income
           taxes                       $ 72,629           $ 26,831        $ 51,647          $  36,336
         ============================================================================================

(1) Includes $1.5 million of income associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).

(2) Includes $0.6 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).

(3) Includes $2.1 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).

(4) Includes $45.7 million of transaction costs associated with the 2000 recapitalization.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


10.      New Accounting Standards

         Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities. Subsequently in June 2000, the FASB issued SFAS No. 138, which amends SFAS 133. These statements modify the accounting and reporting for derivative instruments and hedging activities. We adopted these new standards effective December 31, 2000, and recorded a $2.4 million, net-of-tax cumulative-effect adjustment in other comprehensive income at the beginning of our first quarter in 2001. The adjustment primarily related to recording an additional liability on the balance sheet for the fair value of our interest rate swap which hedges our cash flow on our variable interest rate debt. For the six month period ending June 30, 2001, the fair value of the swap increased by approximately $0.4 million, net-of-tax, which was recorded through other comprehensive loss. Any changes in the fair value of our interest rate swap will be recorded through other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. We believe that only in rare circumstances would it be determined that our interest rate swap is not effective as a hedge.

         Revenue Recognition

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarified the Staff's view on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method, adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer. The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the first quarter in 2000.

         Accounting for Business Combinations, Goodwill and Other Intangible Assets

         On June 29, 2001, the Financial Accounting Standards Board approved its proposed Statements of Financial Accounting Standards No. 141 (FAS
         141), "Business Combinations," and No. 142 (FAS 142), "Goodwill and Other Intangible Assets."

         FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations." The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

         FAS 142 supercedes APB 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by FAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We will adopt FAS 142 effective December 30, 2001.

         These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. We are currently evaluating the impact that FAS 141 and 142 will have on our results of operations and financial condition.

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

RESULTS OF OPERATIONS
The following table sets forth selected information from our Condensed Consolidated Statements of Operations:

                                          Three months ended                         Six months ended
                                         ----------------------                     -------------------
                                          June 30,    July 1,                        June 30,   July 1,
Dollars in thousands                        2001        2000    $ Change  % Change     2001      2000     $ Change  % Change
----------------------------------------------------------------------------------  ----------------------------------------
Net sales                                  $350,975    $344,712  $6,263      1.8%    $487,744  $499,548  $(11,804)    (2.4%)
        % of net sales                       100.0%      100.0%                        100.0%    100.0%

Cost of products sold                       155,293     154,806     487      0.3%     213,814   220,038    (6,224)    (2.8%)
        % of net sales                        44.2%       44.9%                         43.8%     44.0%
----------------------------------------------------------------------------------  ----------------------------------------

     Gross profit                           195,682     189,906   5,776      3.0%     273,930   279,510    (5,580)    (2.0%)
        % of net sales                        55.8%       55.1%                         56.2%     56.0%

Selling and administrative expenses         102,790     104,286  (1,496)    (1.4%)    178,651   182,658    (4,007)    (2.2%)
        % of net sales                        29.3%       30.3%                         36.6%     36.6%

Special charges, net                            623      45,711 (45,088)       NM       2,710    45,711   (43,001)       NM
----------------------------------------------------------------------------------  ----------------------------------------

     Operating income                        92,269      39,909  52,360    131.2%      92,569    51,141    41,428     81.0%
        % of net sales                        26.3%       11.6%                         19.0%     10.2%

Net interest expense                         19,640      13,078   6,562     50.2%      40,922    14,805    26,117    176.4%
        % of net sales                         5.6%        3.8%                          8.4%      3.0%
----------------------------------------------------------------------------------  ----------------------------------------

     Income before income taxes              72,629      26,831  45,798    170.7%      51,647    36,336    15,311     42.1%
        % of net sales                        20.7%        7.8%                         10.6%      7.3%

Provision for income taxes                   30,141      23,769   6,372     26.8%      21,435    27,425    (5,990)   (21.8%)
        % of net sales                         8.6%        6.9%                          4.4%      5.5%
----------------------------------------------------------------------------------  ----------------------------------------

Income before cumulative effect of
   accounting change                         42,488       3,062  39,426   1287.6%      30,212     8,911    21,301    239.0%
        % of net sales                        12.1%        0.9%                          6.2%      1.8%

Cumulative effect of accounting change,
   net of tax                                    --          --      --        NM          --    (5,894)    5,894   (100.0%)
        % of net sales                                                                            -1.2%
----------------------------------------------------------------------------------  ----------------------------------------

     Net income                             $42,488      $3,062 $39,426   1287.6%     $30,212    $3,017   $27,195    901.4%
==================================================================================  ========================================
        % of net sales                        12.1%        0.9%                          6.2%      0.6%

Percentages in this table may reflect rounding adjustments.
NM = percentage not meaningful




Net sales
The increase in net sales for the three month period was due to price increases averaging approximately 2.3 percent, somewhat offset by volume decreases of approximately 0.5 percent. The decrease in net sales for the six month period was due to a volume decrease of approximately 4.4 percent, somewhat offset by price increases averaging approximately 2.0 percent.

Second quarter and year-to-date net sales by segment and the changes from last year were as follows:

                     Three months ended                               Six months ended
                 ---------------------------                        -------------------
                  June 30,          July 1,                         June 30,   July 1,
In thousands       2001              2000      $ change   % change     2001       2000    $ change   % change
-------------------------------------------------------------------------------------------------------------
School Products  $334,039           $314,954   $ 19,085      6.1%   $450,117   $446,880   $  3,237     0.7%
Recognition        13,383             25,560    (12,177)   (47.6%)    31,941     46,341    (14,400)  (31.1%)
Other               3,553              4,198       (645)   (15.4%)     5,686      6,327       (641)  (10.1%)
-------------------------------------------------------------------------------------------------------------
Consolidated     $350,975           $344,712   $  6,263      1.8%   $487,744   $499,548   $(11,804)   (2.4%)
=============================================================================================================

School Products
The increase in School Products sales for the three and six month periods was primarily due to:

         o        price increases in all school product lines;
         o increased sales in our printing product line as a result of additional pages per book, additional copies per school and additional sales of color pages per book; and
         o        an increase in commercial printing volume.

The year-to-date performance on the jewelry and graduation product lines was negatively impacted by modest sales declines. In addition, the three month period reflects a shift in the timing of sales from the first to the second quarter on the jewelry and graduation product lines.

Recognition
The decrease in Recognition sales for the three and six month periods was primarily due to additional lost customers as a result of problems encountered with a system implementation that took place in 1999. Those problems also contributed to a reduction in the number of seasoned sales representatives. In the first six months of 2001, more than thirty sales representatives have been added in an attempt to turn around the sales shortfall. A shift in sales to lower priced programs and general merchandise has also contributed to the sales decline.

Other
Other segment sales decreased slightly for the three and six month periods as a result of decreased sales in our International business.


Gross Profit
Gross profit as a percent of sales for the three and six month periods ended June 30, 2001 was 55.8 percent and 56.2 percent, compared with 55.1 percent and
56.0 percent, respectively, for the comparable periods in 2000.

The increase in gross profit percent for the three and six month periods was primarily due to price increases in the School Products segment in 2001. These gross profit percent increases were partially offset by our Recognition segment's sales decreases and shift in sales to lower margin programs and general merchandise.


Selling and Administrative Expenses
Selling and administrative expenses for the three and six month periods ended June 30, 2001 were $102.8 million and $178.7 million, compared with $104.3 million and $182.7 million, respectively, for the comparable periods in 2000.

The decrease in the three and six month periods reflects:

         o lower commission expense due to sales shortfalls experienced in the Recognition segment;
         o lower commission expense in our jewelry and graduation product lines due to modest sales declines;
         o lower commission expense in our graduation products line due to a change in the commission structure; and
         o lower information systems and general and administrative spending versus the comparable periods.

These decreases were partially offset by:

         o higher commission expense in our printing product line due to increased sales;
         o higher marketing expenses in 2001 related to programs and initiatives intended to increase future sales;
         o higher customer service costs in our School Products segment due to increased labor costs as a result of wage rate increases; and
         o        increased investment in research and development.


Operating Income
Second quarter and year-to-date operating income (loss) by segment and the changes from last year were as follows:

                       Three months ended                                 Six months ended
                   ---------------------------                         -----------------------
                   June 30,        July 1,                              June 30,       July 1,
In thousands         2001           2000        $ change    % change     2001           2000        $ change   % change
--------------------------------------------------------------------   ------------------------------------------------
School Products    $101,143        $92,735      $  8,408        9.1%   $113,246       $111,879       $ 1,367       1.2%
Recognition          (1,875) (1)       314        (2,189)         NM     (6,114) (2)      (244)       (5,870)        NM
Other                (6,999) (3)  (53,140) (4)    46,141      (86.8%)   (14,563) (3)   (60,494) (4)   45,931     (75.9%)
--------------------------------------------------------------------   ------------------------------------------------
Consolidated        $92,269        $39,909      $ 52,360      131.2%   $ 92,569       $ 51,141       $41,428      81.0%
===================================================================    ================================================

NM = percentage not meaningful

(1) Includes $1.5 million of income associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).

(2) Includes $0.6 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).

(3) Includes $2.1 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).

(4) Includes $45.7 million of transaction costs associated with the 2000 recapitalization.

School Products
The increase in school products operating income for the three month period was due to increased pricing across all school product lines, increased yearbook and commercial volume in our printing product line, and a shift in the timing of sales from the first to the second quarter on our jewelry and graduation product lines. The operating income increase for the three month period was somewhat offset by increased customer service costs as a result of wage rate increases and an increase in marketing expense to support programs and initiatives intended to increase future sales.

The increase in school products operating income for the six month period was due to increased pricing across all school product lines and increased yearbook and commercial volume in our printing product line. The operating income increase for the six month period was somewhat offset by modest volume declines in our jewelry and graduation product lines, increased marketing expense to support future sales and increased customer service costs.

Recognition
The increase in Recognition's operating loss for the three and six month periods was primarily due to a decrease in sales versus the comparable prior year periods as well as a shift to lower margin programs and general merchandise. Also contributing to the operating loss was an increase in marketing expense to support programs and initiatives intended to increase future sales.

In March of 2001, we announced our decision to consolidate three Recognition plants into one plant and implement a new customer service model as part of our effort to realign resources and streamline the Recognition segment's infrastructure and enhance its profitability. The total cost of the consolidation project, which is being expensed in the Recognition segment's statement of operations in 2001, is estimated to be approximately $4.0 million for severance benefits, costs associated with closing two facilities and costs of moving production to our Princeton, Illinois facility. The total cost of the project is partially offset by a gain of $2.4 million, which resulted from the first quarter sale of our distribution facility in Memphis, Tennessee for $4.0 million. We leased the facility back from the buyer until May 31, 2001, and ratably recognized the gain over that period.

Through June 30, 2001, we have expensed $1.9 million for severance benefits to eliminate approximately 100 full-time plant and management positions in our Memphis facility and approximately 40 full-time plant and management positions in our Sherbrooke, Quebec plant. The majority of these termination benefits will be paid by the end of 2001. We have also recognized $0.4 million in shutdown costs and asset write-offs as well as $0.7 million of period costs that were directly related to this restructuring project. We anticipate incurring another $0.9 million of period costs during the third quarter of 2001 to complete the project.

The components of the special charge are as follows:

                                                   Three months ended       Three months ended    Six months ended
In thousands                                           March 31, 2001            June 30, 2001       June 30, 2001
------------------------------------------------------------------------------------------------------------------
Accruable exit costs and asset write-downs:
  Employee termination benefits                                $1,932                 $    --              $ 1,932
  Costs related to disposition of assets                          414                      --                  414
                                                   ---------------------------------------------------------------
      Subtotal                                                  2,346                      --                2,346

Period costs related to moving production to our
  Princeton facility                                              150                     525                  675
Gain on sale of building                                         (409)                 (2,040)              (2,449)
------------------------------------------------------------------------------------------------------------------
                                                               $2,087                 $(1,515)             $   572
==================================================================================================================

Accrued costs and utilization for the six-month period ended June 30, 2001 are as follows:

                                                           Utilization
                                                         ---------------
                                                           Six months
                                          Initial             ended          Balance
In thousands                              accrual         June 30, 2001    June 30, 2001
----------------------------------------------------------------------------------------
Employee termination benefits              $1,932            $(1,502)               $430
Costs related to disposition of assets        414               (226)                188
----------------------------------------------------------------------------------------
                                           $2,346            $(1,728)               $618
========================================================================================

The remaining amount accrued at June 30, 2001 is classified in "other current liabilities" in our condensed consolidated balance sheet.

Other
The $46.1 and $45.9 million increases in Other operating income for the three and six month periods, respectively, were primarily due to the non-recurring transaction costs of $45.7 million incurred in the second quarter of 2000. This was partially offset by lower information systems and general and administrative spending versus the comparable three and six month periods.

In the second quarter of 2001, we entered into a separation agreement with a senior executive. The total cost of $2.1 million for severance benefits was expensed in the Other segment's income statement. As of June 30, 2001, approximately $2.0 million is accrued for and classified in "other current liabilities" in our condensed consolidated balance sheet. The majority of the remaining separation benefits will be paid in the third quarter of 2001.

Net Interest Expense
Net interest expense increased $6.6 million and $26.1 million in the three and six month periods ended June 30, 2001, respectively, over the prior year periods. The increases are primarily due to increased interest expense resulting from our new debt structure, a result of the recapitalization in the second quarter of 2000.

Income Taxes
We accrue income taxes based on our best estimate of the effective tax rate expected to be applicable for the full year. Income taxes for the three and six month periods ended June 30, 2001 were accrued at a rate of 41.5 percent. The year-to-date effective rate for July 1, 2000 was 75.5 percent and reflects non-deductible transaction related costs of $30.0 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital, redeemable securities and general corporate purposes.

Operating Activities
Operating activities generated cash of $30.5 million for the first six months of 2001, compared with $13.1 million of cash generated for the comparable prior period. The increase of $17.4 million was largely due to our increased net income versus the prior year.

Investing Activities
Capital expenditures for the first six months of 2001 were $9.0 million, compared with $7.2 million for the same period in 2000. The increase of $1.8 million relates primarily to higher capital expenditures in 2001 on an enterprise-wide human resources information system and manufacturing equipment for our printing product line. Additionally, we received $4.0 million from the sale of our distribution facility in Memphis, Tennessee (see Note 5 regarding Special Charges - 2001).

Financing Activities
Net cash used for financing activities in the first six months of 2001 was $9.0 million, compared with net cash used for financing activities of $7.9 million for the same period in 2000. The net cash used for financing activities included a scheduled debt payment of $5.0 million under our senior secured credit facility. We also used the proceeds from the sale of our distribution facility in Memphis, Tennessee to voluntarily pre-pay $4.0 million of borrowings under that same facility.

NEW ACCOUNTING STANDARDS

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instrument and Hedging Activities. Subsequently in June 2000, the FASB issued SFAS No. 138, which amends SFAS 133. These statements modify the accounting and reporting for derivative instruments and hedging activities. We adopted these new standards effective December 31, 2000, and recorded a $2.4 million, net-of-tax cumulative-effect adjustment in other comprehensive income at the beginning of our first quarter in 2001. The adjustment primarily related to recording an additional liability on the balance sheet for the fair value of our interest rate swap which hedges our cash flow on our variable interest rate debt. For the six month period ending June 30, 2001, the fair value of the swap increased by approximately $0.4 million, net-of-tax, which was recorded through other comprehensive loss. Any changes in the fair value of our interest rate swap will be recorded through other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. We believe that only in rare circumstances would it be determined that our interest rate swap is not effective as a hedge.

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarified the Staff's view on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method, adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer. The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the first quarter in 2000.

Accounting for Business Combinations, Goodwill and Other Intangible Assets

On June 29, 2001, the Financial Accounting Standards Board approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations," and No. 142 (FAS 142), "Goodwill and Other Intangible Assets."

FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations." The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

FAS 142 supercedes APB 17, "Intangible Assets." FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by FAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We will adopt FAS 142 effective December 30, 2001.

These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. We are currently evaluating the impact that FAS 141 and 142 will have on our results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2001. For additional information, refer to Item 7A of the 2000 Form 10-K.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. ("Epicenter"), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff is claiming damages of approximately $3 million to $10 million under various theories and differing sized relevant markets. The trial began on March 26, 2001 and concluded with final arguments on April 24, 2001. A written decision is expected later this summer.

In February 1998, we entered into an Information Technology Master Services Agreement with Ernst & Young LLP, to provide guidance and consulting services for implementation of a company wide enterprise resource planning ("ERP") system. Under the Master Agreement, Ernst & Young LLP provided project management, guidance and consulting. We claim this work was deficient and substandard in various material respects constituting a breach of the Master Agreement entitling us to significant damages. In August 2000, the parties conducted a mandatory mediation, which proved unsuccessful resulting in arbitration. Ernst & Young LLP claims $0.3 million in unpaid fees. We claim damages in excess of $150.0 million, including over $9.0 million paid to Ernst & Young LLP on account of the engagement. On March 9, 2001, the arbitration panel conducted a case management conference and established a schedule for the exchange of information and discovery with hearings to commence on December 3, 2001.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

    12  Computation of Ratio of Earnings to Fixed Charges

 10.32 Separation Agreement, dated as of June 18, 2001, between Jostens, Inc. and Mr. William N. Priesmeyer.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by Jostens during the quarter ended June 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2001.


                                        JOSTENS, INC.
                                        Registrant


                                        By  /s/ Robert C. Buhrmaster
                                            ----------------------------------
                                            Robert C. Buhrmaster
                                            Chairman, President and Chief
                                            Executive Officer


                                        By  /s/ William E. Schlukebier
                                            ----------------------------------
                                            William E. Schlukebier
                                            Vice President and Corporate
                                            Controller