Form 10-Q
period 2001-09-29
JOSTENS INC
filed 2001-11-13
CIK 54050

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 29, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5064

                                  Jostens, Inc.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Minnesota                                              41-0343440
------------------------------------------------       -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification number)

5501 Norman Center Drive, Minneapolis, Minnesota       55437
------------------------------------------------       -------------------------
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


On November 12, 2001, there were 8,965,263 shares of the Registrant's common stock outstanding.

                         JOSTENS, INC. AND SUBSIDIARIES

Part I Financial Information                                                Page
----------------------------                                                ----

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Statements of Operations for the
         Three and Nine months ended September 29, 2001 and
         September 30, 2000                                                   3

         Condensed Consolidated Balance Sheets as of September 29, 2001,
         September 30, 2000 and December 30, 2000                             4

         Condensed Consolidated Statements of Cash Flows for the
         Nine months ended September 29, 2001 and September 30, 2000          5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          21

Part II  Other Information
-------  -----------------

Item 1.  Legal Proceedings                                                   22

Item 6.  Exhibits and Reports on Form 8-K                                    22

Signatures                                                                   23

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three months ended          Nine months ended
                                                             ---------------------------- ----------------------------
                                                             September 29,  September 30, September 29,  September 30,
In thousands, except per-share data                              2001          2000          2001           2000
----------------------------------------------------------------------------------------- ----------------------------
Net sales                                                      $ 113,590     $ 117,118     $ 601,334     $ 616,666
Cost of products sold                                             63,182        63,488       276,996       283,526
----------------------------------------------------------------------------------------- ----------------------------
    Gross profit                                                  50,408        53,630       324,338       333,140
Selling and administrative expenses                               65,067        67,642       243,718       250,300
Transaction costs and special charges, net                           932           139         3,642        45,850
----------------------------------------------------------------------------------------- ----------------------------
Operating income (loss)                                          (15,591)      (14,151)       76,978        36,990
Net interest expense                                              17,520        22,018        58,442        36,823
----------------------------------------------------------------------------------------- ----------------------------
    Income (loss) before income taxes                            (33,111)      (36,169)       18,536           167
Provision for (benefit from) income taxes                        (13,741)      (15,044)        7,694        12,381
----------------------------------------------------------------------------------------- ----------------------------
Income (loss) before cumulative effect of accounting change      (19,370)      (21,125)       10,842       (12,214)
Cumulative effect of accounting change, net of tax                    --            --            --        (5,894)
----------------------------------------------------------------------------------------- ----------------------------
    Net income (loss)                                            (19,370)      (21,125)       10,842       (18,108)
Dividends and accretion on redeemable preferred shares            (2,594)       (2,264)       (7,516)       (3,507)
----------------------------------------------------------------------------------------- ----------------------------
Net income (loss) available to common shareholders             $ (21,964)    $ (23,389)    $   3,326     $ (21,615)
========================================================================================= ============================

Earnings per common share
    Basic
      Before cumulative effect of accounting change            $   (2.45)    $   (2.60)    $    0.37     $   (0.76)
      Cumulative effect of accounting change                          --            --            --         (0.29)
----------------------------------------------------------------------------------------- ----------------------------
        Basic earnings (loss) per common share                 $   (2.45)    $   (2.60)    $    0.37     $   (1.05)
========================================================================================= ============================

    Diluted
      Before cumulative effect of accounting change            $   (2.45)    $   (2.60)    $    0.33     $   (0.76)
      Cumulative effect of accounting change                          --            --            --         (0.29)
----------------------------------------------------------------------------------------- ----------------------------
        Diluted earnings (loss) per common share               $   (2.45)    $   (2.60)    $    0.33     $   (1.05)
========================================================================================= ============================

Weighted average common shares outstanding
        Basic                                                      8,972         8,993         8,985        20,553
        Diluted                                                    8,972         8,993         9,941        20,553

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial information.

                        JOSTENS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                              ----------------------------
                                                                              September 29,  September 30,  December 30,
In thousands, except per-share data                                               2001          2000            2000
------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
                                     ------
Current assets
Cash and cash equivalents                                                       $  16,944     $  15,435     $  26,552
Accounts receivable, net of allowance for doubtful accounts
   of $3,655, $5,283 and $4,361, respectively                                      65,451        74,157        64,944
Inventories                                                                        65,262        73,742        91,230
Deferred income taxes                                                              17,995        21,413        17,995
Salespersons overdrafts, net of allowance of $6,236, $5,599
   and $5,568, respectively                                                        33,618        29,602        27,227
Prepaid expenses and other current assets                                           5,205         5,772         8,154
------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                     204,475       220,121       236,102

Other assets
Intangibles, net                                                                   16,763        18,040        17,662
Deferred financing costs, net                                                      29,254        34,326        33,360
Other                                                                              31,642        25,931        21,812
------------------------------------------------------------------------------------------------------------------------
         Total other assets                                                        77,659        78,297        72,834

Property and equipment                                                            289,912       283,631       285,176
Less accumulated depreciation                                                    (216,184)     (205,829)     (205,831)
------------------------------------------------------------------------------------------------------------------------
         Property and equipment, net                                               73,728        77,802        79,345
------------------------------------------------------------------------------------------------------------------------
                                                                                $ 355,862     $ 376,220     $ 388,281
========================================================================================================================

                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------
Current liabilities
Short-term borrowings                                                           $  42,900     $  51,400    $       --
Accounts payable                                                                   18,272        21,556        24,430
Accrued employee compensation and related taxes                                    24,164        23,004        30,826
Commissions payable                                                                13,011        13,713        19,895
Customer deposits                                                                  41,963        35,866       108,848
Income taxes payable                                                               23,050        17,089        15,155
Interest payable                                                                   16,122        16,531        10,096
Current portion of long-term debt                                                  20,879         5,500        14,974
Other accrued liabilities                                                          13,465        22,063        20,347
------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                213,826       206,722       244,571

Long-term debt, net of current maturities                                         655,702       695,033       669,807
Other noncurrent liabilities                                                       18,736        11,495        11,382
------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                        888,264       913,250       925,760

Commitments and contingencies                                                          --            --            --

Redeemable preferred shares, $.01 par value, liquidation preference $71,020 authorized 308 shares, issued and outstanding September 29, 2001 - 71,
   September 30, 2000 - 62 and December 30, 2000 - 64                              56,357        46,501        48,841
Preferred shares, $.01 par value: authorized 4,000 shares, issued and outstanding; September 29, 2001 - 71, in the form of redeemable preferred
   shares listed above; 3,929 undesignated                                             --            --            --

Shareholders' deficit
Common shares (note 2)                                                              1,006         1,015         1,015
Additional paid-in-capital - warrants                                              24,733        24,733        24,733
Officer notes receivable                                                           (1,407)       (1,775)       (1,775)
Accumulated deficit                                                              (601,530)     (601,182)     (604,102)
Accumulated other comprehensive loss                                              (11,561)       (6,322)       (6,191)
------------------------------------------------------------------------------------------------------------------------
         Total shareholders' deficit                                             (588,759)     (583,531)     (586,320)
------------------------------------------------------------------------------------------------------------------------
                                                                                $ 355,862     $ 376,220     $ 388,281
========================================================================================================================

               The accompanying notes are an integral part of the
            unaudited condensed consolidated financial information.

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine months ended
                                                                   -----------------------------
                                                                   September 29,   September 30,
In thousands                                                           2001           2000
------------------------------------------------------------------------------------------------
Operating activities
Net income (loss)                                                    $  10,842      $ (18,108)
Depreciation                                                            19,630         19,324
Amortization of debt discount and deferred financing costs               4,897          2,527
Other amortization                                                       2,453            805
Cumulative effect of accounting change, net of tax                          --          5,894
Gain on sale/disposal of property and equipment, net                    (2,327)          (118)
Changes in operating assets and liabilities
      Accounts receivable                                                 (507)         8,153
      Inventories                                                       25,968         23,182
      Salespersons overdrafts                                           (6,391)        (3,408)
      Prepaid expenses and other assets                                 (8,850)        (8,195)
      Accounts payable                                                 (12,183)       (10,365)
      Accrued employee compensation and related taxes                   (6,662)        (6,474)
      Commissions payable                                               (6,884)        (6,084)
      Customer deposits                                                (66,885)       (77,092)
      Income taxes payable                                               7,895            (83)
      Other                                                              1,217          9,343
------------------------------------------------------------------------------------------------
         Net cash used for operating activities                        (37,787)       (60,699)
------------------------------------------------------------------------------------------------
Investing activities
Purchases of property and equipment                                    (15,550)       (12,772)
Proceeds from sale of property and equipment                             3,995            404
Other investing activities, net                                            185          3,588
------------------------------------------------------------------------------------------------
         Net cash used for investing activities                        (11,370)        (8,780)
------------------------------------------------------------------------------------------------
Financing activities
Net short-term borrowings (repayments)                                  48,925        (57,928)
Repurchases of common stock                                               (753)      (823,630)
Principal payments on long-term debt                                    (8,991)        (3,600)
Principal repayments on officer note receivable                            368            275
Proceeds from issuance of long-term debt                                    --        700,139
Proceeds from issuance of common shares                                     --        208,693
Net proceeds from the issuance of preferred stock                           --         43,000
Proceeds from the issuance of warrants to purchase common shares            --         24,733
Dividends paid to common shareholders                                       --         (7,331)
Proceeds from exercise of stock options                                     --            555
Issuance of officer note receivable                                         --         (2,050)
Debt acquisition costs                                                      --        (36,459)
------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                   $  39,549      $  46,397
------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                  $  (9,608)     $ (23,082)
Cash and cash equivalents, beginning of period                          26,552         38,517
------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $  16,944      $  15,435
================================================================================================

Supplemental information
Income taxes paid (refunded)                                         $    (201)     $  12,402
Interest paid                                                        $  49,647      $  20,744

               The accompanying notes are an integral part of the
             unaudited condensed consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Basis of Presentation

         We prepared our accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States of America can be condensed or omitted. Therefore, we suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2000 ("2000 Form 10-K"). The condensed consolidated balance sheet data as of December 30, 2000 were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

         The par value and number of authorized, issued and outstanding shares for each class of common stock is set forth below:

                                                                                  Issued and Outstanding Shares
                                                                          -------------------------------------------------
                                                  Par       Authorized      September 29,    September 30,     December 30,
         In thousands, except par value data     Value        Shares             2001              2000             2000
         ------------------------------------------------------------------------------------------------------------------
         Class A                                $.33 1/3         4,200             2,834            2,862            2,862
         Class B                                  $.01           5,300             5,300            5,300            5,300
         Class C                                  $.01           2,500               811              811              811
         Class D                                  $.01              20                20               20               20
         Class E                                  $.01           1,900                 -                -                -
         Undesignated                             $.01          12,020                 -                -                -
                                                         ------------------------------------------------------------------
                                                                25,940             8,965            8,993            8,993
                                                         ==================================================================

         During the three month period ended September 29, 2001, we repurchased 28,034 shares of our Class A common stock from a senior executive in accordance with his separation agreement.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


3.       Long-Term Debt

         Long-term debt consists of the following:

                                                                              September 29,   September 30,    December 30,
         In thousands                                                             2001            2000             2000
         ------------------------------------------------------------------------------------------------------------------
         Borrowings under senior secured credit facility:
              Term loan A, variable rate, 5.09 percent at
                  September 29, 2001, 9.81 percent at September 30, 2000
                  and 9.40 percent at December 30, 2000, with semi-annual
                  principal and interest payments through May 2006              $ 128,957       $ 150,000        $ 134,775
              Term loan B, variable rate,  6.09 percent at September 29,
                  2001, 10.31 percent at September 30, 2000 and 9.90 percent at December 30, 2000, with semi-annual principal and
                  interest payments through May 2008                              341,052         345,000          344,225
         Senior subordinated notes, 12.75 percent fixed rate, net of discounts of $18,428 at September 29, 2001, $19,467 at
              September 30, 2000 and $19,219 at December 30, 2000, with
              semi-annual interest payments of $14,344, principal due
              and payable at maturity - May 2010                                  206,572         205,533          205,781
         ------------------------------------------------------------------------------------------------------------------
                                                                                  676,581         700,533          684,781
         Less current portion                                                      20,879           5,500           14,974
         ------------------------------------------------------------------------------------------------------------------
                                                                                $ 655,702       $ 695,033        $ 669,807
         ==================================================================================================================

         We have a $150.0 million revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the "alternative base rate" or the "eurodollar" interest rate provisions of the agreement. As of September 29, 2001, there was $5.4 million outstanding in the form of letters of credit and $42.9 million outstanding in the form of short term borrowings leaving $101.7 million available under this facility.

         The variable rate on the senior secured credit facility is predominantly linked to the London Interbank Offered Rate ("LIBOR") as determined in three- month intervals, plus a fixed spread. To manage our exposure to changes in the LIBOR, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0 percent. The swap agreement became effective on August 15, 2000 with a notional amount of $135.0 million, decreasing quarterly to $70.0 million by June 30, 2003. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The fair value of the interest rate swap as of September 29, 2001 was a liability of $6.4 million ($3.9 million net-of-tax) and is recorded in "other noncurrent liabilities" in our condensed consolidated balance sheet.

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

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


         Basic and diluted earnings per share were calculated as follows:

                                                        Three months ended               Nine months ended
                                                   -------------------------------  -----------------------------
                                                    September 29,    September 30,  September 29,   September 30,
         In thousands, except per-share data            2001              2000          2001             2000
                                                   -------------------------------  ----------------------------
         Net income (loss)                            $ (19,370)        $ (21,125)    $ 10,842        $ (18,108)
         Dividends and accretion on redeemable
            preferred shares                             (2,594)           (2,264)      (7,516)          (3,507)
         -------------------------------------------------------------------------  ----------------------------
         Net income (loss) available to common
            shareholders                              $ (21,964)        $ (23,389)     $ 3,326        $ (21,615)
         =========================================================================  ============================

         Weighted average number of common shares
            outstanding - basic                           8,972             8,993        8,985           20,553
         Dilutive shares                                     -- (1)            --          956               --
         -------------------------------------------------------------------------  ----------------------------
         Weighted average number of common shares
            outstanding - diluted                         8,972             8,993        9,941           20,553
         =========================================================================  ============================

         Earnings (loss) per share - basic              $ (2.45)          $ (2.60)      $ 0.37          $ (1.05)

         Earnings (loss) per share - diluted            $ (2.45)          $ (2.60)      $ 0.33          $ (1.05)

         (1) Options and warrants to purchase 956 shares were not included as their effect would have been antidilutive.

5.       Special Charges - 2001

         In March of 2001, we announced our decision to consolidate three Recognition plants into one plant and implement a new customer service model as part of our effort to realign resources and streamline the Recognition segment's infrastructure and enhance its profitability. The total cost of the consolidation project, which has been expensed in the Recognition segment's statement of operations in 2001, was $3.9 million for severance benefits, costs associated with closing two facilities and costs of moving production to our Princeton, Illinois facility. The total cost of the project is partially offset by a gain of $2.4 million, which resulted from the first quarter sale of our distribution facility in Memphis, Tennessee for $4.0 million. We leased the facility back from the buyer until May 31, 2001, and ratably recognized the gain over that period.

         As of September 29, 2001, the restructuring project was complete. We have expensed $1.9 million for severance benefits to eliminate approximately 100 full-time plant and management positions in our Memphis facility and approximately 40 full-time plant and management positions in our Sherbrooke, Quebec plant. All termination benefits have been paid in full. We have also recognized $0.4 million in shutdown costs and asset write-offs as well as $1.6 million of period costs that were directly related to this restructuring project.

         The components of the special charge are as follows:

                                                            Three           Nine
                                                         months ended   months ended
                                                         -------------  -------------
                                                         September 29,  September 29,
         In thousands                                         2001          2001
         -------------------------------------------------------------  -------------
         Accruable exit costs and asset write-downs:
         Employee termination benefits                      $    --        $ 1,932
         Costs related to disposition of assets                  --            414
                                                            ----------  ----------
             Subtotal                                            --          2,346
         Period costs related to moving
             production to our Princeton facility               932          1,607
         Gain on sale of building                                --         (2,449)
         -------------------------------------------------------------  ----------
                                                            $   932        $ 1,504
         =============================================================  ==========

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


         Accrued costs and utilization for the nine month period ended September 29, 2001 are as follows:

                                                                               Utilization
                                                                            -----------------
                                                                  Net           Nine months
                                                   Initial    Adjustments          ended              Balance
         In thousands                              accrual      in 2001     September 29, 2001  September 29, 2001
         ---------------------------------------------------------------------------------------------------------
         Employee termination benefits             $ 1,932       $ 216           $ (2,148)              $   --
         Costs related to disposition of assets        414        (216)              (198)                  --
         ---------------------------------------------------------------------------------------------------------
                                                   $ 2,346       $  --           $ (2,346)              $   --
         =========================================================================================================

         In the second quarter of 2001, we entered into a separation agreement with a senior executive. The total cost of $2.1 million for severance benefits was expensed in the Other segment's income statement. The remaining liability of approximately $0.2 million will be paid over the next two years and is classified in "other current liabilities" in our condensed consolidated balance sheet.

6.       Special Charge - 1999

         During the fourth quarter of 1999, we recorded a special charge of $20.2 million and recorded an additional $0.2 million to complete the project in 2000. Cash outlays associated with the charge were approximately $1.6 million in the first nine months of 2001. The components of the special charge and utilization prior to 2001 and in the first nine months of 2001 are as follows:

                                                                                         Utilization
                                                                               ------------------------------
                                                                     Net                      Nine months
                                                      Initial    Adjustments     Prior          ended                Balance
         In thousands                                 accrual     in 2000       Periods    September 29, 2001   September 29, 2001
         -------------------------------------------------------------------------------------------------------------------------
         Employee termination benefits                 $ 4,910      $ 714      $ (3,880)        $(1,632)                 $112
         Abandonment of internal use software
            under development                            6,455         --        (6,455)             --                    --
         Write-off of impaired goodwill related
            to retail class ring sales channel           4,560         --        (4,560)             --                    --
         Write-off of impaired goodwill related
            to exiting the college alumni direct
            marketing business                           3,086         --        (3,086)             --                    --
         Other costs related to exiting the
            college alumni direct marketing business     1,183       (477)         (706)             --                    --
         -------------------------------------------------------------------------------------------------------------------------
                                                       $20,194      $ 237      $(18,687)        $(1,632)                 $112
         =========================================================================================================================

         The remaining termination benefits will be paid by March of 2002 and are classified in "other current liabilities" in our condensed consolidated balance sheet.

7.       Inventories

         Inventories are comprised of the following:

                                           September 29,      September 30,      December 30,
         In thousands                          2001              2000               2000
         ------------------------------------------------------------------------------------
         Raw material and supplies           $ 14,753          $ 11,670           $ 17,054
         Work-in-process                       19,495            19,092             30,490
         Finished goods                        31,014            42,980             43,686
         ------------------------------------------------------------------------------------
         Total inventories                   $ 65,262          $ 73,742           $ 91,230
         ====================================================================================

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


8.       Comprehensive Income

         Comprehensive income and its components, net of tax, are as follows:

                                                         Three months ended              Nine months ended
                                                     ----------------------------   ----------------------------
                                                     September 29,  September 30,   September 29,  September 30,
         In thousands                                    2001           2000            2001           2000
         ------------------------------------------------------------------------   ----------------------------
         Net income (loss)                            $ (19,370)      $ (21,125)      $ 10,842       $ (18,108)
         Change in cumulative translation adjustment     (1,166)             10         (1,488)           (650)
         Change in fair value of hedging instruments     (1,129)             --         (3,882)             --
         ------------------------------------------------------------------------   ---------------------------
         Comprehensive income (loss)                  $ (21,665)      $ (21,115)       $ 5,472       $ (18,758)
         ========================================================================   ===========================

9.       Business Segments

         Financial information by reportable business segment is included in the following summary:

                                                      Three months ended               Nine months ended
                                               -------------------------------   -----------------------------
                                                September 29,    September 30,   September 29,   September 30,
         In thousands                                2001             2000           2001             2000
         --------------------------------------------------------------------    -----------------------------
         Net Sales From External Customers
         School Products                           $ 98,873         $100,113        $548,990         $546,994
         Recognition                                 14,416           16,058          46,357           62,399
         Other                                          301              947           5,987            7,273
         --------------------------------------------------------------------    -----------------------------
         Consolidated                              $113,590         $117,118        $601,334         $616,666
         ====================================================================    =============================

         Operating Income (Loss)
         School Products                           $ (4,563)        $ (3,258)       $108,680         $108,620
         Recognition                                 (2,967)(1)       (2,663)         (9,081)(2)       (2,909)
         Other                                       (8,061)          (8,230)        (22,621)(3)      (68,721)(4)
         --------------------------------------------------------------------    -----------------------------
         Consolidated                               (15,591)         (14,151)         76,978           36,990
         Net interest expense                        17,520           22,018          58,442           36,823
         --------------------------------------------------------------------    -----------------------------
         Income (loss) before income taxes         $(33,111)        $(36,169)       $ 18,536         $    167
         ====================================================================    =============================

         (1) Includes $0.9 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).
         (2) Includes $1.5 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).
         (3) Includes $2.1 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).
         (4) Includes $45.8 million of transaction costs associated with the 2000 recapitalization.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


10.      New Accounting Standards

         Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instrument and Hedging Activities." Subsequently in June 2000, the FASB issued SFAS No. 138, which amended SFAS 133. These statements modify the accounting and reporting for derivative instruments and hedging activities. We adopted these new standards effective December 31, 2000, and recorded a $2.4 million, net-of-tax cumulative-effect adjustment in other comprehensive loss at the beginning of our first quarter in 2001. The adjustment primarily related to recording an additional liability on the balance sheet for the fair value of our interest rate swap which hedges our cash flow on our variable interest rate debt. For the nine month period ended September 29, 2001, the fair value of the swap changed by an additional $1.5 million, net-of-tax, which was recorded through other comprehensive loss. Any changes in the fair value of our interest rate swap will be recorded through other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. We believe that only in rare circumstances would it be determined that our interest rate swap is not effective as a hedge.

         Revenue Recognition

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which among other guidance clarified the Staff's view on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method, adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer. The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the first quarter in 2000.

         Accounting for Business Combinations, Goodwill and Other Intangible Assets

         In June 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

         SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB
         16), "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

         SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We will adopt SFAS 142 as of the beginning of our new fiscal year on December 30, 2001.

         These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. We are currently evaluating the impact that SFAS 141 and 142 will have on our results of operations and financial condition.

                         JOSTENS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


         Accounting for Asset Retirement Obligations

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." The new statement applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 are effective for financial statements for fiscal years beginning after June 15, 2002, but allow for early application. Initial application of this standard shall be as of the beginning of an entity's fiscal year and requires an entity to recognize the cumulative effect of initially applying this standard as a change in accounting principle. We are currently evaluating the impact that SFAS 143 will have on our results of operations and financial condition.

         Accounting for Impairment of Long-Lived Assets

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of SFAS 144 are effective for financial statements for fiscal years beginning after December 15, 2001, but allow for early application. We plan to adopt this standard as of the beginning of our new fiscal year on December 30, 2001. The provisions of SFAS 144 generally are to be applied prospectively, therefore, the adoption of this standard will not affect previously reported financial information. We are currently evaluating the impact that SFAS 144 will have on our results of operations and financial condition.

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

RESULTS OF OPERATIONS

The following table sets forth selected information from our Condensed Consolidated Statements of Operations:

                                    Three months ended                                  Nine months ended
                                ----------------------------                       ---------------------------
                                September 29,  September 30,                       September 29, September 30,
Dollars in thousands                2001           2000       $ Change  % Change      2001           2000       $ Change   % Change
---------------------------------------------------------------------------------  ------------------------------------------------
Net sales                          $ 113,590     $ 117,118   $ (3,528)     (3.0%)   $ 601,334      $ 616,666   $ (15,332)    (2.5%)
        % of net sales                100.0%        100.0%                             100.0%         100.0%
Cost of products sold                 63,182        63,488       (306)     (0.5%)     276,996        283,526      (6,530)    (2.3%)
        % of net sales                 55.6%         54.2%                              46.1%          46.0%
---------------------------------------------------------------------------------  ------------------------------------------------
     Gross profit                     50,408        53,630     (3,222)     (6.0%)     324,338        333,140      (8,802)    (2.6%)
        % of net sales                 44.4%         45.8%                              53.9%          54.0%
Selling and administrative
   expenses                           65,067        67,642     (2,575)     (3.8%)     243,718        250,300      (6,582)    (2.6%)
        % of net sales                 57.3%         57.8%                              40.5%          40.6%
Special charges, net                     932           139        793         NM        3,642         45,850     (42,208)       NM
---------------------------------------------------------------------------------  ------------------------------------------------
     Operating income (loss)         (15,591)      (14,151)    (1,440)    (10.2%)      76,978         36,990      39,988    108.1%
        % of net sales                -13.7%        -12.1%                              12.8%           6.0%
Net interest expense                  17,520        22,018     (4,498)    (20.4%)      58,442         36,823      21,619     58.7%
        % of net sales                 15.4%         18.8%                               9.7%           6.0%
---------------------------------------------------------------------------------  ------------------------------------------------
     Income (loss) before
        income taxes                 (33,111)      (36,169)     3,058       8.5%       18,536            167      18,369  10999.4%
        % of net sales                -29.1%        -30.9%                               3.1%           0.0%
Provision for (benefit from)
   income taxes                      (13,741)      (15,044)     1,303       8.7%        7,694         12,381      (4,687)   (37.9%)
        % of net sales                -12.1%        -12.8%                               1.3%           2.0%
---------------------------------------------------------------------------------  ------------------------------------------------
Income (loss) before cumulative
   effect of accounting change       (19,370)      (21,125)     1,755       8.3%       10,842        (12,214)     23,056    188.8%
        % of net sales                -17.1%        -18.0%                               1.8%          -2.0%
Cumulative effect of accounting
   change, net of tax                     --            --         --       0.0%           --         (5,894)      5,894    100.0%
        % of net sales                                                                                 -1.0%
---------------------------------------------------------------------------------  ------------------------------------------------
     Net income (loss)             $ (19,370)    $ (21,125)   $ 1,755       8.3%     $ 10,842      $ (18,108)   $ 28,950    159.9%
=================================================================================  ================================================
        % of net sales                -17.1%        -18.0%                               1.8%          -2.9%

Percentages in this table may reflect rounding adjustments.
NM = percentage not meaningful

Net sales
The decrease in net sales for the three month period was due to a volume decrease of approximately 5.4 percent, offset by price increases averaging approximately 2.4 percent. Similarly, the decrease in net sales for the nine month period was due to a volume decrease of approximately 4.6 percent, offset by price increases averaging approximately 2.1 percent.

Third quarter and year-to-date net sales by segment and the changes from last year were as follows:

                  Three months ended                                Nine months ended
               ----------------------------                     ---------------------------
                September 29, September 30,                     September 29, September 30,
In thousands       2001           2000      $ change  % change     2001           2000      $ change  % change
--------------------------------------------------------------- ----------------------------------------------
School Products   $ 98,873      $ 100,113   $ (1,240)    (1.2%)  $ 548,990      $ 546,994   $  1,996     0.4%
Recognition         14,416         16,058     (1,642)   (10.2%)     46,357         62,399    (16,042)  (25.7%)
Other                  301            947       (646)   (68.2%)      5,987          7,273     (1,286)  (17.7%)
--------------------------------------------------------------- ----------------------------------------------
Consolidated      $113,590      $ 117,118   $ (3,528)    (3.0%)  $ 601,334      $ 616,666   $(15,332)   (2.5%)
=============================================================== =============================================

School Products
The decrease in School Products sales for the three month period was primarily due to slight volume declines in all school product lines except jewelry. The volume decline was offset by price increases most significantly in the printing and graduation product lines.

The increase in School Products sales for the nine month period was primarily due to price increases in all product lines. The price increases were offset by modest sales declines in all product lines except printing which reflects an increase in commercial printing volume.

Recognition
The decrease in Recognition sales for the three and nine month periods was primarily due to additional lost customers as a result of problems encountered with a system implementation that took place in 1999. Those problems also contributed to a reduction in the number of seasoned sales representatives. In the first nine months of 2001, approximately forty sales representatives have been added in an attempt to turn around the sales shortfall. A shift in sales to lower priced programs and general merchandise has also contributed to the sales decline.

Other
Other segment sales decreased for the three and nine month periods as a result of decreased sales in our International business.

Gross Profit
Gross profit as a percentage of net sales for the three and nine month periods ended September 29, 2001 was 44.4 percent and 53.9 percent, compared with 45.8 percent and 54.0 percent, respectively, for the comparable periods in 2000.

The slight decrease in gross profit percentage for the three month period was primarily due to processing and shipping delays experienced in our photography business as a result of the grounding of major air couriers during the last part of September. For the nine month period, price increases in the School Products segment in 2001 were offset by our Recognition segment's sales decreases and shift in sales to lower margin programs and general merchandise resulting in a relatively consistent gross profit percentage to the comparable prior year period.

Selling and Administrative Expenses
Selling and administrative expenses for the three and nine month periods ended September 29, 2001 were $65.1 million and $243.7 million, compared with $67.6 million and $250.3 million, respectively, for the comparable periods in 2000.

The decrease in both the three and nine month periods reflects:

         o lower commission expense due to sales shortfalls experienced in the Recognition segment;
         o lower commission expense in our jewelry and graduation product lines due to modest sales declines;
         o lower commission expense in our graduation products line due to a change in the commission structure; and
         o lower general and administrative as well as information systems spending versus the comparable prior year periods.

The decrease in both periods was partially offset by:

         o higher commission expense in our printing product line due to increased sales;
         o higher marketing expenses in 2001 related to programs and initiatives intended to increase future sales;
         o higher customer service costs in our School Products segment due to wage rate increases; and
         o        increased investment in research and development.

Operating Income (Loss)
Third quarter and year-to-date operating income (loss) by segment and the changes from last year were as follows:

                      Three months ended                                Nine months ended
                -----------------------------                     ------------------------------
                September 29,   September 30,                     September 29,    September 30,
In thousands        2001            2000       $ change  % change      2001             2000      $ change  % change
----------------------------------------------------------------- --------------------------------------------------
School Products    $ (4,563)       $ (3,258)   $(1,305)   (40.1%)    $108,680       $108,620       $    60      0.1%
Recognition          (2,967)(1)      (2,663)      (304)   (11.4%)      (9,081)(2)     (2,909)       (6,172)  (212.2%)
Other                (8,061)         (8,230)       169      2.1%      (22,621)(3)    (68,721)(4)    46,100     67.1%
----------------------------------------------------------------- --------------------------------------------------
Consolidated       $(15,591)       $(14,151)   $(1,440)   (10.2%)    $ 76,978       $ 36,990       $39,988    108.1%
================================================================= ==================================================

(1) Includes $0.9 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).
(2) Includes $1.5 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).
(3) Includes $2.1 million of costs associated with the 2001 Special Charge (see Note 5 regarding Special Charges - 2001).
(4) Includes $45.8 million of transaction costs associated with the 2000 recapitalization.

School Products
The decrease in School Products operating income for the three month period was due to slight volume declines in all school product lines except jewelry and an increase in marketing expense to support programs and initiatives intended to increase future sales. The decrease in operating income for the three month period was somewhat offset by price increases most significantly in the printing and graduation product lines.

School Products operating income for the nine month period was relatively consistent with the comparable prior year period but was impacted by the following:

         o        increased pricing across all school product lines; and
         o        increased commercial volume in our printing product line.

These increases were offset by:

         o        modest volume declines in all product lines except printing;
         o        increased marketing expense to support future sales; and
         o        increased customer service costs.

Recognition
The increase in Recognition's operating loss for the three and nine month periods was primarily due to a decrease in sales versus the comparable prior year periods due to additional lost customers as a result of problems encountered with a system implementation that took place in 1999. Also contributing to the operating loss was a shift to lower margin programs and general merchandise as well as an increase in marketing expense to support programs and initiatives intended to increase future sales.

In March of 2001, we announced our decision to consolidate three Recognition plants into one plant and implement a new customer service model as part of our effort to realign resources and streamline the Recognition segment's infrastructure and enhance its profitability. The total cost of the consolidation project, which has been expensed in the Recognition segment's statement of operations in 2001, was $3.9 million for severance benefits, costs associated with closing two facilities and costs of moving production to our Princeton, Illinois facility. The total cost of the project is partially offset by a gain of $2.4 million, which resulted from the first quarter sale of our distribution facility in Memphis, Tennessee for $4.0 million. We leased the facility back from the buyer until May 31, 2001, and ratably recognized the gain over that period.

As of September 29, 2001, the restructuring project was complete. We have expensed $1.9 million for severance benefits to eliminate approximately 100 full-time plant and management positions in our Memphis facility and approximately 40 full-time plant and management positions in our Sherbrooke, Quebec plant. All termination benefits have been paid in full. We have also recognized $0.4 million in shutdown costs and asset write-offs as well as $1.6 million of period costs that were directly related to this restructuring project.

The components of the special charge are as follows:

                                                   Three           Nine
                                                months ended   months ended
                                                -------------  -------------
                                                September 29,  September 29,
In thousands                                         2001          2001
-------------------------------------------------------------  -------------
Accruable exit costs and asset write-downs:
Employee termination benefits                      $    --        $ 1,932
Costs related to disposition of assets                  --            414
                                                   ----------  ----------
    Subtotal                                            --          2,346
Period costs related to moving
    production to our Princeton facility               932          1,607
Gain on sale of building                                --         (2,449)
-------------------------------------------------------------  ----------
                                                   $   932        $ 1,504
=============================================================  ==========

Accrued costs and utilization for the nine month period ended September 29, 2001 are as follows:

                                                                               Utilization
                                                                          --------------------
                                                                 Net           Nine months
                                            Initial          Adjustments          ended               Balance
In thousands                                accrual            in 2001     September 29, 2001   September 29, 2001
-------------------------------------------------------------------------------------------------------------------
Employee termination benefits               $ 1,932           $  216           $ (2,148)               $  --
Costs related to disposition of assets          414             (216)              (198)                  --
-------------------------------------------------------------------------------------------------------------------
                                            $ 2,346           $   --           $ (2,346)               $  --
===================================================================================================================


Other
Other operating income for the three month period ended September 29, 2001 was relatively flat with the comparable prior year period. The $46.1 million increase in Other operating income for the nine month period was primarily due to the non-recurring transaction costs of $45.8 million incurred in the second quarter of 2000 associated with our recapitalization. This was partially offset by lower information systems and general and administrative spending versus the comparable prior year period.

In the second quarter of 2001, we entered into a separation agreement with a senior executive. The total cost of $2.1 million for severance benefits was expensed in the Other segment's income statement. The remaining liability of approximately $0.2 million will be paid over the next two years and is classified in "other current liabilities" in our condensed consolidated balance sheet.

Net Interest Expense
Net interest expense decreased $4.5 million in the three month period ended September 29, 2001. The decrease was due to lower variable interest rates and a lower debt balance in the current period as a result of scheduled and voluntary prepayments.

Net interest expense increased $21.6 in the nine month period ended September 29, 2001 over the prior year period. The increase was due to our new debt structure, which was not put in place until the second quarter of 2000 as compared to it being in effect for a full nine months in 2001. This was somewhat offset by lower interest rates in the current year versus the prior year.

Income Taxes
We accrue income taxes based on our best estimate of the effective tax rate expected to be applicable for the full year. Income taxes for the three and nine month periods ended September 29, 2001 were accrued at a rate of 41.5 percent. Year-to-date income tax expense was $12.4 million for September 30, 2000, which reflects the impact of non-deductible transaction related costs of approximately $30.0 million associated with our recapitalization.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital, redeemable securities and general corporate purposes.

Operating Activities
Operating activities used cash of $37.8 million for the first nine months of 2001 compared with $60.7 million of cash used in the comparable prior year period. The lower use of cash in the current year was primarily due to a $28.9 million increase in net income versus the prior year. The increase in net income is largely the result of $45.8 million of non-recurring transaction costs incurred in the second quarter of 2000 associated with our recapitalization offset by increased interest expense as a result of our new debt structure.

Investing Activities
Capital expenditures for the first nine months of 2001 were $15.6 million compared with $12.8 million for the same period in 2000. The increase of $2.8 million relates primarily to higher capital expenditures in 2001 on an enterprise-wide human resources information system and manufacturing equipment for our printing product line. Also affecting investing activities was the sale of our distribution facility in Memphis, Tennessee for proceeds of $4.0 million (see Note 5 regarding Special Charges - 2001).

Financing Activities
Net cash provided by financing activities in the first nine months of 2001 was $39.5 million compared with $46.4 million for the same period in 2000. The $6.9 million decrease in cash provided by financing activities in the current year can be attributed to the results of our recapitalization in 2000. Seasonal short-term borrowings are normally paid in full by the end of the fiscal year.


NEW ACCOUNTING STANDARDS

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instrument and Hedging Activities." Subsequently in June 2000, the FASB issued SFAS No. 138, which amended SFAS 133. These statements modify the accounting and reporting for derivative instruments and hedging activities. We adopted these new standards effective December 31, 2000, and recorded a $2.4 million, net-of-tax cumulative-effect adjustment in other comprehensive loss at the beginning of our first quarter in 2001. The adjustment primarily related to recording an additional liability on the balance sheet for the fair value of our interest rate swap which hedges our cash flow on our variable interest rate debt. For the nine month period ended September 29, 2001, the fair value of the swap changed by an additional $1.5 million, net-of-tax, which was recorded through other comprehensive loss. Any changes in the fair value of our interest rate swap will be recorded through other comprehensive income until earnings are affected by the variability of cash flows of the hedged transaction. We believe that only in rare circumstances would it be determined that our interest rate swap is not effective as a hedge.

Revenue Recognition

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," which among other guidance clarified the Staff's view on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method, adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer. The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the first quarter in 2000.

Accounting for Business Combinations, Goodwill and Other Intangible Assets


In June 2001, the FASB approved its proposed Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets."

SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations." The most significant changes made by SFAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The most significant changes made by SFAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years. We will adopt SFAS 142 as of the beginning of our new fiscal year on December 30, 2001.

These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. We are currently evaluating the impact that SFAS 141 and 142 will have on our results of operations and financial condition.

Accounting for Asset Retirement Obligations


In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." The new statement applies to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 are effective for financial statements for fiscal years beginning after June 15, 2002, but allow for early application. Initial application of this standard shall be as of the beginning of an entity's fiscal year and requires an entity to recognize the cumulative effect of initially applying this standard as a change in accounting principle. We are currently evaluating the impact that SFAS 143 will have on our results of operations and financial condition.

Accounting for Impairment of Long-Lived Assets

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new standard also supercedes the provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred rather than as of the measurement date as presently required by APB 30. The provisions of SFAS 144 are effective for financial statements for fiscal years beginning after December 15, 2001, but allow for early application. We plan to adopt this standard as of the beginning of our new fiscal year on December 30, 2001. The provisions of SFAS 144 generally are to be applied prospectively, therefore, the adoption of this standard will not affect previously reported financial information. We are currently evaluating the impact that SFAS 144 will have on our results of operations and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 29, 2001. For additional information, refer to Item 7A of the 2000 Form 10-K.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. ("Epicenter"), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff is claiming damages of approximately $3.0 million to $10.0 million under various theories and differing sized relevant markets. The trial began on March 26, 2001 and concluded with final arguments on April 24, 2001. We await a written decision from the Court.

In February 1998, we entered into an Information Technology Master Services Agreement with Ernst & Young LLP, to provide guidance and consulting services for implementation of a company wide enterprise resource planning ("ERP") system. Under the Master Agreement, Ernst & Young LLP provided project management, guidance and consulting. We claim this work was deficient and substandard in various material respects constituting a breach of the Master Agreement entitling us to significant damages. In August 2000, the parties conducted a mandatory mediation, which proved unsuccessful resulting in arbitration. Ernst & Young LLP claims $0.3 million in unpaid fees. We claim damages in excess of $150.0 million, including over $9.0 million paid to Ernst & Young LLP on account of the engagement. On March 9, 2001, the arbitration panel conducted a case management conference and established a schedule for the exchange of information and discovery. The parties are now into preparation for the arbitration, having conducted discovery and exchanged expert opinions and reports. The arbitration panel has reserved a total of six weeks for hearings, commencing on December 3, 2001 through January 25, 2002, allowing for a break for the holidays.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     12  Computation of Ratio of Earnings to Fixed Charges

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by Jostens during the quarter ended September 29, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2001.


                                      JOSTENS, INC.
                                      Registrant

                                      By /s/ Robert C. Buhrmaster
                                         ---------------------------------------
                                             Robert C. Buhrmaster
                                             Chairman, President and
                                             Chief Executive Officer


                                      By  /s/ John A. Feenan
                                          --------------------------------------
                                              John A. Feenan
                                              Sr. Vice President and Chief
                                              Financial Officer