Form 10-K405
period 2001-12-29
JOSTENS INC
filed 2002-03-28
CIK 54050

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

                  For the Fiscal Year Ended December 29, 2001

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by nonaffiliates of the Registrant on March 15, 2002: not applicable. The numbers of shares outstanding of each of the Registrant's classes of common stock on March 15, 2002, were as follows: Class A: 2,834,243; Class B: 5,300,000; Class C: 811,020; Class D:
20,000; Class E: 0; and Undesignated: 0.

   Documents incorporated by Reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 Jostens, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended December 29, 2001

                                                  PART I
                                                                                                  Page
                                                                                                  ----
ITEM 1.   Business...............................................................................    1
ITEM 2.   Properties.............................................................................    5
ITEM 3.   Legal Proceedings......................................................................    5
ITEM 4.   Submission of Matters to a Vote of Security Holders....................................    5

                                                  PART II

ITEM 5.   Market for Registrant's Common Stock and Related Security Holder Matters...............    6
ITEM 6.   Selected Financial Data................................................................    7
ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..    9
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.............................   20
ITEM 8.   Financial Statements and Supplementary Data............................................   21
ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   47

                                                 PART III

ITEM 10.  Directors and Executive Officers of the Registrant.....................................   47
ITEM 11.  Executive Compensation.................................................................   49
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.........................   53
ITEM 13.  Certain Relationships and Related Transactions.........................................   55

                                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................   57

Signatures......................................................................................    61

                                     PART I

ITEM 1. BUSINESS

   We are a leading provider of school-related affinity products and services including yearbooks, class rings and graduation products. We also have the leading market share for school photography services in Canada and are a leading provider of jewelry products for athletic champions. Our 105-year history of manufacturing and providing quality products and superior service has enabled us to develop long-standing and extensive relationships with schools throughout the country.

 Products and Services

   Our complementary products and services are principally marketed through a common distribution channel and supported by a single marketing organization. All of our products and services are offered to similar customers, specifically high school and college students. We offer four principal lines of products and services: Printing & Publishing, Jewelry, Graduation Products and Photography.

   Printing & Publishing

     We manufacture and sell student-created yearbooks in high schools, elementary and middle schools and colleges. Our independent sales representatives and our technical support employees work closely with each school's yearbook staff (both students and faculty advisers), assisting with the planning, editing, layout, production, printing and distribution of the completed yearbooks. In addition, our independent sales representatives work with the faculty advisers to renew yearbook contracts. We also print commercial brochures, promotional materials and books.

   Jewelry

     We manufacture and sell class rings primarily to high school and college students. Most schools have only one school-designated supplier who sells the school's official class ring to its students each year. Class rings are sold within the schools, through bookstores, other campus stores, retail jewelry stores and the Internet. Most of our class rings are sold within the school where our independent and employee sales and customer service representatives manage the in-school process of interacting with the students through ring design, promotion and ordering.

   Graduation Products

     We manufacture and sell graduation announcements, accessories, diplomas and caps and gowns to students and administrators in high schools and colleges. Our independent and employee sales representatives take sales orders through in-school access, telemarketing programs, college bookstores and the Internet.

   Photography

     We process and sell photography products, providing class and individual school pictures to students in high schools, elementary and middle schools in Canada and the United States. Additionally, we provide high school senior portrait photography, photography for proms and special events and other photo-based products such as student ID cards. Our independent and employee sales representatives arrange the sittings at individual schools or in their own studios.

 Discontinued Operations

   During 2001, 2000 and 1999, we operated two major business segments: School Products and Recognition. School Products manufactures and markets school-related affinity products primarily for the high school and college markets. Recognition manufactured and supplied corporate-based affinity products that provided organizations with programs to recognize and reward employee service and achievement. Effective December 3, 2001, our board of directors approved a plan to exit our Recognition business in order to focus our resources on our core School Products business. Prior to the end of 2001 and in connection with our exit, we sold certain assets of the Recognition business and leased our production facility to a current supplier who manufactures awards and trophies. We received cash proceeds in the amount of $2.5 million and non-cash proceeds of approximately $0.8 million in the form of a promissory note due in 2002. The results of the Recognition business are reflected as discontinued operations in our Consolidated Statement of Operations for all periods presented. Matters pertaining to the discontinued operations are discussed in Note 2 of the Notes to Consolidated Financial Statements, included in ITEM 8 in this Form 10-K and are incorporated herein by reference. As a result of discontinuing the Recognition business, we now operate one business segment and, therefore, have restated prior year information for continuing operations to include unallocated corporate expenses previously presented as "Other" in our segment information.

 Seasonality

   We experience seasonality concurrent with the North American school year, with about one half of full-year sales and about two thirds of full-year operating income occurring in the second quarter.

 Competition

   We have four primary competitors, which vary across our product lines and services. They include Herff Jones, Inc. (Herff Jones), Walsworth Publishing Company (Walsworth), Lifetouch, Inc. (Lifetouch) and American Achievement Corporation (AAC), which is the parent corporation for Taylor Publishing Company (Taylor) and Commemorative Brands, Inc. (CBI).

   In the sale of yearbooks, we compete primarily with Herff Jones, Taylor, Walsworth and Lifetouch. Each competes on the basis of print quality, price, product offerings and service.

   Customer service and manufacturing expertise are particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. Class rings are marketed through various channels that have different quality and price points. Our primary competitors in the sale of class rings are Herff Jones and CBI. CBI markets the Balfour and ArtCarved brands. Herff Jones distributes its product only in schools, while CBI distributes its product through multiple distribution channels, including schools, independent and chain jewelers and mass merchandisers.

   In the sale of graduation products, we compete primarily with Herff Jones and CBI as well as numerous local and regional competitors who offer products similar to ours. Each competes on the basis of product offerings, product quality, price and service. New products and technology are being used to develop programs to address the growing "homemade" market primarily in announcement products.

   In the sale of photography products and services, we compete primarily with Lifetouch, Herff Jones and a variety of regional and locally owned and operated photographers.

 Backlog

   Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, we typically obtain contracts in the second quarter of one year for student yearbooks to be delivered in the second quarter of the subsequent year. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book may not be final. Subject to the foregoing qualifications, we estimate the backlog of orders, primarily related to student yearbooks, was approximately $308.0 million as of the end of 2001 compared with approximately $291.0 million as of the end of 2000. We expect most of the 2001 backlog to be confirmed and filled in 2002.

 Environmental

   Matters pertaining to the environment are discussed in ITEM 7 and in ITEM 8,
Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K and are incorporated herein by reference.

 Raw Materials

   The principal raw materials that we purchase are gold and other precious metals, paper products, and precious, semiprecious and synthetic stones. Any material increase in the price of gold could adversely impact our cost of sales.

   We purchase substantially all synthetic and semiprecious stones from a single supplier located in Germany, who is also a supplier to almost all of the class ring manufacturers in the United States. We believe that the loss of this supplier could adversely affect our business during the time period in which alternate sources would adapt their production capabilities to meet increased demand.

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

 Employees

   As of the end of February 2002, we had approximately 6,100 employees, of which approximately 300 were members of two separate unions. Because of the seasonality of our business, the number of employees tends to vary. We have never suffered an interruption of business that had a material impact on our operations as a result of a labor dispute and consider our relationship with our employees to be good.

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

 Previous Transactions

   On May 10, 2000, we were acquired by affiliates of Investcorp S.A. (Investcorp) along with other investors. The acquisition was part of a recapitalization of Jostens, which resulted in affiliates of Investcorp and the other investors acquiring approximately 92% of our post-merger common stock. The remaining 8% of our common stock was held by pre-recapitalization shareholders and five members of senior management. As a result of the transaction, our shares were de-listed from the New York Stock Exchange.

   The recapitalization was funded by (a) $495.0 million of borrowings under a senior credit facility with a syndicate of banks, (b) issuance of $225.0 million in principal amount of senior subordinated notes (the

"notes") and warrants to purchase 425,060 shares of our common stock, (c) issuance of $60.0 million in principal amount of redeemable preferred stock and warrants to purchase 531,325 shares of our common stock and (d) $208.7 million of proceeds from the sale of shares of common stock to affiliates of Investcorp and the other investors.

   The proceeds from these financings funded (a) the payment of approximately $823.6 million to holders of common stock representing $25.25 per share, (b) repayment of $67.6 million of outstanding indebtedness, (c) payment of approximately $10.0 million in consideration for cancellation of employee stock options, (d) payments of approximately $72.0 million of fees and expenses associated with the recapitalization and (e) a pre-payment of $7.5 million for a management and consulting services agreement for a five-year term with an affiliate of Investcorp.

                               ----------------

   Jostens is a Minnesota corporation. Unless otherwise indicated, all references to "Jostens," "we," "our," and "us" refer to Jostens, Inc., and its subsidiaries. Our principal executive offices are located at 5501 Norman Center Drive, Minneapolis, Minnesota 55437. Our main phone number is (952) 830-3300. Our home page on the Internet is www.jostens.com. The information on our web site is not incorporated into this annual report.

ITEM 2. PROPERTIES

   Our properties are summarized below:

                                                         Owned(1)             Approximate
                                  Type of                   or                  square
         Location                property                 leased                footage
         --------                --------                --------             -----------
   Anaheim, CA                 Office                     Leased                 12,000
   Attleboro, MA               Manufacturing              Owned                  52,000
   Burnsville, MN              Manufacturing              Leased                 47,000
   Clarksville, TN             Manufacturing              Owned                 105,000
   Clarksville, TN             Warehouse                  Leased                 13,000
   Denton, TX                  Manufacturing              Owned                  56,000
   Laurens, SC                 Manufacturing              Owned                  98,000
   Laurens, SC                 Warehouse                  Leased                 74,000
   Owatonna, MN                Office                     Owned                  88,000
   Owatonna, MN                Manufacturing              Owned                  30,000
   Owatonna, MN                Warehouse                  Leased                 29,000
   Red Wing, MN                Manufacturing              Owned                 132,000
   Shelbyville, TN             Manufacturing              Owned                  87,000
   State College, PA           Manufacturing              Owned                  66,000
   State College, PA           Warehouse                  Leased                  6,000
   Topeka, KS                  Manufacturing              Owned                 236,000
   Visalia, CA                 Manufacturing              Owned                  96,000
   Visalia, CA                 Warehouse                  Leased                 13,000
   Winnipeg, MAN               Manufacturing              Owned                  69,000
   Winnipeg, MAN               Office                     Leased                 28,000
   Winnipeg, MAN               Warehouse                  Leased                  6,000
   Etobicoke, Ontario          Office                     Leased                  3,000
   Winston-Salem, NC           Manufacturing              Owned                 132,000
   Winston-Salem, NC           Warehouse                  Leased                  7,000
   Webster, NY (2)             Manufacturing              Owned                  60,000
   Princeton, IL (3)           Manufacturing              Owned                  65,000
   Princeton, IL (4)           Warehouse                  Leased                  6,000
   Saddle Brook, NJ (4)        Office                     Leased                  6,000
   Bloomington, MN             Office                     Owned                 116,000
   Bloomington, MN             Office                     Leased                 37,000

--------
(1) All owned properties represent collateral under the senior secured credit facility
(2) Closed and currently held for sale
(3) Currently leased to another business
(4) Currently under sublease to another business

   We also have office space that we either lease or own in 27 locations totaling 51,000 square feet.

   We believe that our production facilities are suitable for their purpose and are adequate to support our businesses. The extent of utilization of individual facilities varies due to the seasonal nature of the business.

ITEM 3. LEGAL PROCEEDINGS

   Matters pertaining to legal proceedings are discussed in ITEM 7 and ITEM 8,
Note 14 of the Notes to the Consolidated Financial Statements and are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

   As a result of the merger and recapitalization on May 10, 2000 as discussed in ITEM 1, our common shares were de-listed from the New York Stock Exchange. Currently, there is no established public trading market for our common stock. Shares of Class A common stock are not quoted but are sporadically traded over-the-counter on the so-called "pink sheets." We believe that the information we have been able to obtain may not represent a reliable market indicator for our Class A common shares. Shares of Class B, Class C and Class D common stock are not traded. Quarterly market and dividend information for pre-merger common stock for the first two quarters of fiscal 2000 up until May 10, 2000 are as follows:

                                                            2000
                                            ------------------------------------
                                                          Second
                                              First      Quarter
                                             Quarter     through    Year through
                                            Pre-merger May 10, 2000 May 10, 2000
                                            ---------- ------------ ------------
   Stock price:
     High..................................   $24.44      $25.25       $25.25
     Low...................................    23.44       23.94        23.44
   Dividends declared per share............     0.22         --          0.22

   We do not intend to pay dividends to any class of our common shareholders. Furthermore, our ability to pay dividends is limited by the terms of our senior secured credit facility and the senior subordinated notes (the "notes").

   The numbers of shareholders of record for each class of common stock at March 15, 2002 are as follows: Class A: 245; Class B: 12; Class C: 1; Class D:
11; and Class E: None.

 Recent Sales of Unregistered Securities

   We have not issued or sold securities within the past three years pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the "Securities Act") except on May 10, 2000 as part of the merger and recapitalization, we:

  . issued shares of our common stock for an aggregate price of $208.7 million;

  . issued $60.0 million in principal amount of redeemable, payment-in-kind, preferred shares with detachable warrants to purchase 531,325 shares of our common stock (at an exercise price of $0.01 per share and a term of 11 years) to DB Capital Investors for $60.0 million; and

  . issued $225.0 million in principal amount of 12.75% notes with detachable warrants to purchase 425,060 shares of our common stock (at an exercise price of $0.01 per share and exercisable through 2010) to Deutsche Bank Securities Inc., UBS Warburg LLC and Goldman, Sachs & Co. for $215.9 million.

   The transactions set forth above were undertaken in reliance upon exemption from the registration requirements of the Securities Act afforded by Section 4(2), Rule 144A under the Securities Act and/or Regulation D promulgated thereunder, as sales not involving a public offering. In October 2000, we consummated a registered exchange offer with respect to the 12.75% senior subordinated notes described above, pursuant to which all such privately placed securities were exchanged for registered securities.

ITEM 6. SELECTED FINANCIAL DATA

   The table below sets forth summary consolidated historical data relating to Jostens. The summary historical financial information for the five fiscal years in the period ended December 29, 2001 was derived from the audited historical consolidated financial statements of Jostens.

                              (6)         (7)        (8)    (9) (10)  (10) (11)
                                               Years ended
                          -----------------------------------------------------
                          December 29 December 30 January 1 January 2 January 3
                             2001        2000       2000      1999      1998
                          ----------- ----------- --------- --------- ---------
                                  (In millions, except per-share data)
Statement of Operations
 (1)
Net sales...............    $736.6      $724.6     $701.5    $683.2    $656.4
Cost of products sold...     311.2       305.1      305.0     310.6     308.3
Transaction costs.......       --         46.4        --        --        --
Special charges.........       2.5         0.2       20.2       --        --
Operating income........     121.9        71.2       82.7      92.1      91.1
Net interest expense....      76.8        58.9        7.0       6.7       6.3
Provision for income
 taxes..................      18.6        16.0       31.7      37.5      32.4
Income (loss) from
 continuing operations..      26.5       (10.5)      44.0      35.9      52.4
Income (loss) from
 discontinued
 operations, net of
 tax....................     (22.4)       (2.3)      (0.8)      5.9       4.8
Cumulative effect of
 accounting change, net
 of tax.................       --         (5.9)       --        --        --
Net income (loss).......       4.1       (18.7)      43.2      41.8      57.2
                            ------      ------     ------    ------    ------
Balance Sheet Data
Current assets..........    $232.6      $236.1     $286.3    $240.5    $252.5
Working capital (2).....     (62.6)      (20.0)       8.3      44.1      50.2
Property and equipment,
 net....................      68.2        79.3       84.6      88.6      74.1
Total assets............     374.6       388.3      408.2     366.2     390.7
Short-term borrowings...       --          --       117.6      93.9      50.0
Long-term debt,
 including current
 maturities.............     647.0       684.8        3.6       3.6       3.6
Redeemable preferred
 stock..................      59.0        48.8        --        --        --
Shareholders' equity
 (deficit)..............    (599.1)     (586.3)      36.5      58.6     127.1
                            ------      ------     ------    ------    ------
Common Share Data (1)
Basic EPS--income (loss)
 from continuing
 operations.............    $ 1.82      $(0.92)    $ 1.29    $ 0.98    $ 1.35
Basic EPS--net income
 (loss) (3).............     (0.68)      (1.38)      1.27      1.14      1.47
Diluted EPS--income
 (loss) from continuing
 operations.............      1.65       (0.92)      1.29      0.98      1.35
Diluted EPS--net income
 (loss) (3).............     (0.61)      (1.38)      1.27      1.14      1.47
Cash dividends declared
 per share (4)..........       --         0.22       0.88      0.88      0.88
Common shares
 outstanding at period
 end....................       9.0         9.0       33.3      35.1      38.4
Stock price--high (4)...       N/A         N/A      27.13     26.25     28.81
Stock price--low (4)....       N/A         N/A      17.56     19.00     20.00
                            ------      ------     ------    ------    ------
Other Data (1)
Depreciation and
 amortization of
 continuing operations..    $ 28.6      $ 26.8     $ 22.7    $ 20.5    $ 19.1
Adjusted EBITDA (5).....     153.0       144.6      125.6     112.6     110.2
Adjusted EBITDA margin..      20.8%       20.0%      17.9%     16.5%     16.8%
Capital expenditures
 related to continuing
 operations.............      22.2        21.2       26.8      34.9      22.4
                            ------      ------     ------    ------    ------

--------
(1) Certain Statement of Operations, common share and other data have been reclassified for all periods presented to reflect the results of discontinued operations as discussed in ITEM 7 and in ITEM 8, Note 2 of the Notes to Consolidated Financial Statements, included in this Form 10-K.
(2) Represents current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term borrowings and current maturities of long-term debt).
(3) Earnings per share calculations include effect of dividends and accretion on redeemable preferred shares.
(4) As a result of the merger and recapitalization on May 10, 2000 as discussed in ITEM 1, our common shares were de-listed from the New York Stock Exchange. Currently, there is no established public trading market for our common shares. In addition, subsequent to the merger and recapitalization we did not pay nor do we plan to pay dividends to any class of our common shareholders.
(5) Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, transaction costs, special charges, results of discontinued operations, equity losses and write-down of investments and the loss on the write-off of the Jostens Learning Corp. (JLC) notes. Adjusted EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP") and it should not be considered in isolation or as a substitute for net income, cash flows from operations, or other income and cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity. Moreover, adjusted EBITDA is not a standardized measure and may be calculated in a number of ways. Accordingly, the adjusted EBITDA information provided might not be comparable to other similarly titled measures provided by other companies. Adjusted EBITDA is included herein because management understands that adjusted EBITDA is customarily used as a criterion in evaluation of companies.
(6) Net income in 2001 reflects a pre-tax loss on discontinued operations of $36.5 million ($22.4 million after tax) and a pre-tax special charge of $2.5 million as described in ITEM 7 and ITEM 8, Note 4 of the Notes to Consolidated Financial Statements, included in this Form 10-K.
(7) The cumulative effect of accounting change, net of tax, reflects changes in our accounting for certain sales transactions as discussed in ITEM 7 and in
    ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K. Net loss in 2000 also reflects an after tax loss on discontinued operations of $2.3 million and a $6.7 million pre-tax charge for equity losses and a write-down of two internet investments.
(8) Net income in 1999 reflects an after tax loss on discontinued operations of $0.8 million and a special charge of $20.2 million ($13.3 million after tax) as described in ITEM 7 and ITEM 8, Note 4 of the Notes to Consolidated Financial Statements, included in this Form 10-K.
(9) Net income in 1998 reflects income from discontinued operations of $5.9 million, net of tax and an after tax charge of $15.7 million for the write-off of the JLC notes receivable of $12.0 million and related net deferred tax assets of $3.7 million.
(10) Net income in 1998 and 1997 reflects pre-tax gains of $3.7 million ($2.2 million after tax) and $6.8 million ($4.0 million after tax), respectively, resulting from a reduction in LIFO gold inventories.
(11) Net income in 1997 reflects income from discontinued operations of $4.8 million, net of tax.

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

  .  the seasonality of our sales and operating income;

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

CRITICAL ACCOUNTING POLICIES

   We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

 Revenue Recognition

   We recognize revenue when the earnings process is complete, evidenced by an agreement between Jostens and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed and determinable. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

 Sales Returns and Allowances

   We make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and allowances. Significant management judgments and estimates must be made and used in connection with establishing the sales returns and allowances in any accounting period. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

 Allowance for Doubtful Accounts and Allowance for Salespersons Overdrafts

   We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened.

RESULTS OF OPERATIONS

   The following table sets forth selected information from our Consolidated Statements of Operations, expressed as a percentage of net sales.

                            Percentage of net
                                  sales                  Percentage change
                            ---------------------   ---------------------------
                            2001    2000    1999    2001 vs. 2000 2000 vs. 1991
                            -----   -----   -----   ------------- -------------
Net sales.................. 100.0%  100.0%  100.0%        1.7%          3.3%
Cost of products sold......  42.3%   42.1%   43.5%        2.0%          0.0%
                            -----   -----   -----
  Gross profit.............  57.7%   57.9%   56.5%        1.4%          5.8%
Selling and administrative
 expenses..................  40.9%   41.6%   41.9%       (0.3%)         2.7%
Transaction costs..........   --      6.4%    --           NM           --
Special charges............   0.3%    --      2.9%         NM            NM
                            -----   -----   -----
  Operating income ........  16.5%    9.8%   11.8%       71.2%        (13.9%)
Interest income............   0.3%    0.2%    0.1%       71.9%        171.0%
Interest expense...........  10.7%    8.3%    1.1%       31.2%        704.9%
Equity losses and write-
 down of investments.......   --      0.9%    --           NM           --
                            -----   -----   -----
  Income from continuing
   operations before income
   taxes...................   6.1%    0.8%   10.8%      715.5%        (92.7%)
Provision for income
 taxes.....................   2.5%    2.2%    4.5%       16.1%        (49.5%)
                            -----   -----   -----
Income (loss) from
 continuing operations.....   3.6%   (1.4%)   6.3%      353.5%       (123.8%)
                            -----   -----   -----
Discontinued operations:
  Loss from operations of
   discontinued Recognition
   segment.................  (0.8%)  (0.3%)  (0.1%)    (144.4%)      (180.1%)
  Loss on disposal of
   Recognition segment.....  (2.3%)   --      --          --            --
                            -----   -----   -----
Loss from discontinued
 operations................  (3.0%)  (0.3%)  (0.1%)    (876.9%)      (180.1%)
Cumulative effect of
 accounting change, net of
 tax.......................   --     (0.8%)   --           NM           --
                            -----   -----   -----
  Net income (loss)........   0.6%   (2.6%)   6.2%      122.0%       (143.2%)
Dividends and accretion on
 redeemable preferred
 shares....................  (1.4%)  (0.8%)   --        (74.7%)         --
                            -----   -----   -----
  Net income (loss)
   available to common
   shareholders............  (0.8%)  (3.4%)   6.2%       75.1%       (156.7%)
                            =====   =====   =====

--------
Percentages in this table may reflect rounding adjustments.
NM = percentage not meaningful

Year Ended December 29, 2001 Compared to the Year Ended December 30, 2000

 Net Sales

   Net Sales increased $12.0 million, or 1.7%, to $736.6 million for 2001 from $724.6 million for 2000. The increase in net sales resulted from price increases averaging approximately 3.0% offset partially by volume/mix decreases of 1.3%. The increase in net sales from 2000 to 2001 was primarily due to:

  .  general price increases in most of our product lines;

  . increased volume for yearbooks due to an increase in delivered copies per school;

  . increased pricing for yearbooks due to higher average number of pages per book and increase in number of color pages per book;

  .  increased volume from commercial printing; and

  .  territory additions and new product development in photography.

   These increases were offset by the following:

  . decreased volume for yearbooks due to declines in add-on features and the number of school accounts;

  . decreased volume in the high school jewelry market due to a decline in same school sales;

  . volume decreases in high school graduation announcements due to decreased buy rates and dollars sold per student; and

  .  unfavorable foreign exchange variance on Canadian sales.

 Gross Margin

   Gross margin increased $5.8 million, or 1.4%, to $425.3 million for 2001 from $419.5 million for 2000. As a percentage of net sales, gross margin decreased slightly to 57.7% in 2001 from 57.9% in 2000. The slight decrease was primarily the result of unfavorable manufacturing variances associated with lower volumes for high school jewelry and high school graduation announcements combined with unfavorable foreign exchange variances for Canadian manufacturing costs. This decrease was partially offset by continued emphasis on manufacturing efficiencies.

 Selling and Administrative Expenses

   Selling and administrative expenses decreased $0.8 million, or 0.3%, to $300.9 million for 2001 from $301.7 million for 2000. The decrease reflects lower spending on information systems and lower commission expense primarily due to volume decreases in high school jewelry and high school graduation announcements combined with changes in the commission program for Canadian sales. These decreases were offset by:

  . higher selling and marketing expenses related to programs and initiatives;

  . higher customer service expenses related to additional temporary labor in order processing; and

  . higher general and administrative expenses due to full year amortization of our prepaid management fee in 2001 compared to a partial year in 2000 and increased costs for legal counsel associated with the litigation described in ITEM 7 and ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

 Special Charges

   During 2001, we recorded special charges aggregating $2.5 million. In the second quarter of 2001, we entered into a separation agreement with a senior executive. The total cost of $2.1 million for severance and related termination benefits was expensed in 2001 and included costs for the senior executive and two other management personnel. We utilized $1.9 million of the special charge in 2001. The remaining liability of approximately $0.2 million is classified in "other current liabilities" in our Consolidated Balance Sheet and will continue to be paid out over the benefit period as specified under the severance agreement. In the fourth quarter of 2001, we elected to terminate our joint venture operations in Mexico City, Mexico and took a charge of $0.4 million, primarily to write off the net investment.

 Net Interest Expense

   Net interest expense increased $17.9 million, or 30.3%, to $76.8 million for 2001 as compared to $58.9 million for 2000. The increase is due to the full year impact of our recapitalization financing, which occurred on May 10, 2000, offset by a lower average outstanding balance and a lower average interest rate.

 Provision for Income Taxes

   Our effective tax rate for continuing operations was 41.2% for 2001 compared to 289.2% for 2000, which reflected the 2000 impact of non-deductible transaction related costs of approximately $27.0 million. We anticipate a 2002 effective tax rate between 41% and 42%.

 Income (Loss) From Continuing Operations

   Income from continuing operations increased $37.0 million to $26.5 million for 2001 from a loss of $10.5 million for 2000 largely as a result of transaction costs of $46.4 million incurred in 2000 associated with the merger and recapitalization on May 10, 2000.

Year Ended December 30, 2000 (2000) Compared to the Year Ended January 1, 2000
(1999)

 Net Sales

   Net Sales increased $23.1 million, or 3.3%, to $724.6 million for 2000 from $701.5 million for 1999. The increase in net sales resulted from price increases averaging approximately 2.5% and volume/mix increases of 0.8%. The increase in net sales from 1999 to 2000 was primarily due to:

  .  general price increases in most of our product lines;

  . volume increases in graduation announcements and caps and gowns due to winning new school accounts;

  .  volume increases for graduation accessories;

  . volume increases for yearbooks due to increased page count and add-on features;

  . fewer yearbook rebates and returns resulting from improvements with Jostens Direct Solutions ("JDS") (a direct payment program for parents of high school students); and

  . increased revenue from JDS processing fees due to more schools enrolled in the program.

   These increases were offset by weak sales in the high school jewelry market, the loss of a large account in the college jewelry market and delays in school presentations caused by the late release of a multi-media marketing tool.

 Gross Margin

   Gross margin increased $23.0 million, or 5.8%, to $419.5 million for 2000 from $396.5 million for 1999. As a percentage of net sales, gross margin increased to 57.9% in 2000 from 56.5% in 1999. The increase was primarily the result of:

  .  increased pricing;

  .  continued emphasis on manufacturing efficiencies;

  .  favorable raw material costs particularly for gold and stones;

  . exiting the ring production facility in Nuevo Laredo, Mexico in 1999, which experienced higher than expected costs compared to production in the United States; and

  .  closing eleven unprofitable retail photo sites in 1999.

 Selling and Administrative Expenses

   Selling and administrative expenses increased $8.1 million, or 2.7%, to $301.7 million for 2000 from $293.6 million for 1999. The increase reflects higher selling and marketing expenses related to programs and initiatives intended to increase our sales and higher commission expense partially due to changes in the commission program for graduation products and partially due to the timing of those changes. In addition, we incurred higher information system expenses in 1999 to ensure year 2000 readiness, which resulted in higher depreciation expense in 2000.

   These increases were offset by:

  . lower labor costs and headcount realized from the special charge taken in the fourth quarter of 1999;

  . lower costs as a result of exiting the college alumni direct marketing business in the fourth quarter of 1999; and

  . lower amortization expenses due to the write-off of $3.0 million of goodwill as part of the 1999 special charge.

 Special Charges

   Special charges decreased $20.0 million for 2000 as compared to 1999. In the fourth quarter of 1999, we completed a strategic review of product lines, manufacturing operations, infrastructure projects and support functions based on performance trends. We decided to refocus our organization on sales growth versus infrastructure improvement. As a result of this review, we incurred a pre-tax special charge of $20.2 million ($13.3 million after tax) in 1999 and an additional $0.2 million charge to complete the project in 2000. The charge anticipated the elimination of 140 full-time positions in manufacturing, sales, marketing and administrative functions. The special charge consisted of employee severance costs of $5.6 million, $6.4 million to write off internal software under development, $4.6 million of impaired goodwill related to the retail class ring sales channel and $3.1 million of impaired goodwill plus $0.7 million of other costs related to exiting the college alumni direct marketing business. Headcount reductions were completed in 2000. We utilized $1.7 million, $4.5 million and $14.2 million of the special charge in 2001, 2000 and 1999, respectively.

 Net Interest Expense

   Net interest expense increased $51.9 million to $58.9 million for 2000 as compared to $7.0 million for 1999. The increase is due to additional interest expense resulting from the new senior secured credit facility and the issuance of the senior subordinated notes in connection with the merger and recapitalization on May 10, 2000.

 Provision for Income Taxes

   Our effective tax rate for continuing operations was 289.2% for 2000 compared to 41.9% for 1999. The deferred tax benefit of the cumulative effect of accounting change was $4.0 million. The 2000 provision for income taxes reflects the impact of non-deductible transaction related costs of approximately $27.0 million and a deferred tax asset valuation reserve of $2.7 million established for the $6.7 million charge for equity losses and a write-down of two Internet investments.

 Income (Loss) From Continuing Operations

   Income from continuing operations decreased $54.5 million to a loss of $10.5 for 2000 from income of $44.0 million for 1999. Our improved gross margin in combination with the marginal impact of increased sales were more than offset by an increase in net interest expense as a result of the recapitalization financing on May 10, 2000. Additionally, 2000 results included a $46.4 million charge for transaction costs associated with the merger and recapitalization.

DISCONTINUED OPERATIONS

   The following table sets forth revenue and loss from discontinued operations. These losses represent the results of our Recognition business, which we exited in December 2001.

                                                     2001     2000     1999
                                                   --------  -------  -------
                                                        (In thousands)
   Revenue from external customers................ $ 55,913  $80,450  $99,800
   Pre-tax loss from operations of discontinued
    operations before measurement date............   (9,036)  (3,372)  (1,045)
   Pre-tax loss on disposal.......................  (27,449)     --       --
   Income tax benefit.............................   14,045    1,075      225
                                                   --------  -------  -------
   Net loss from discontinued operations.......... $(22,440) $(2,297) $  (820)
                                                   ========  =======  =======

   During 2001, the results of discontinued operations encompass the period through the December 3, 2001 measurement date.

   Pre-tax loss from the results of discontinued operations increased in 2001 and 2000 due to declining sales attributed to lost customers as a result of problems encountered with a system implementation that took place in 1999. A shift to sales of lower priced programs and general merchandise also contributed to the sales decline. Furthermore, as a result of declining sales, we experienced the loss of seasoned sales representatives in 1999 and 2000. In 2001, the pre-tax loss from the results of discontinued operations included costs to hire, train and support a new sales force.

   Included in the 2001 results of discontinued operations is a special charge for consolidation of three Recognition plants into one plant and implementation of a new customer service model. The consolidation project was completed in September 2001 at a total cost of $3.9 million for severance benefits to eliminate approximately 140 full-time plant and management positions, costs associated with closing two facilities and costs of moving certain production and distribution functions to our Princeton, Illinois facility. The total cost of the project was partially offset by a gain of $2.4 million, which resulted from the sale of our distribution facility in Memphis, Tennessee for $4.0 million. Also included in the 2001 results of discontinued operations is a $1.6 million charge in accordance with our current assessment of environmental remediation at our Princeton facility and reimbursement of prior remediation costs from our insurance carrier in the amount of $2.7 million, net of legal costs.

   In 2001, the $27.4 million pre-tax loss on disposal of the discontinued segment includes a non-cash charge to write off certain net assets not sold in the exit from the Recognition business plus a charge for accrued costs related to exiting the Recognition business. Components of the loss on disposal and accrued liability are as follows:

                              Pre-tax              Accrued            Balance
                              loss on  Utilization disposal  Prior  December 29,
                              disposal    2001      costs   accrual     2001
                              -------- ----------- -------- ------- ------------
                                                (In thousands)
Write-off net assets not
 transferred in the exit
 from the Recognition
 business...................  $11,157   $(11,157)  $   --   $  --     $   --
Employee separation benefits
 and other related costs....    6,164        --      6,164     --       6,164
Phase-out costs of exiting
 the Recognition business...    4,255        --      4,255     --       4,255
Salesperson transition
 benefits...................    2,855        --      2,855   1,236      4,091
Other costs related to
 exiting the Recognition
 business...................    3,018        --      3,018   1,434      4,452
                              -------   --------   -------  ------    -------
                              $27,449   $(11,157)  $16,292  $2,670    $18,962
                              =======   ========   =======  ======    =======

   Of the total accrued disposal costs, $6.2 million relates to employee termination benefits for the anticipated elimination of 150 full-time positions in the Recognition business and corporate support functions. Employee reductions began in 2001 and will be completed in the early part of 2002. Termination benefits will be paid out over the benefit period as specified under our severance plan.

   As part of the loss on disposal, we accrued $4.3 million for exit costs related to the Recognition business. The charge includes $1.3 million for payroll and benefits, $0.8 million for information systems and customer service costs and $2.2 million of internal support costs expected to be incurred during the phase-out period.

   We also accrued $2.8 million for transition payments of long-term sales representatives which will be paid out over the next three years. In addition, we accrued $3.0 million for customer receivable and salesperson overdraft allowances anticipated as a result of exiting the Recognition business.

   With the exception of certain transition benefits, we anticipate the accrued balance will be utilized in 2002. Of the $19.0 million total in our Consolidated Balance Sheet, $14.5 million is classified as "current liabilities of discontinued operations" and $4.5 million is classified as a contra asset in "current assets of discontinued operations".

LIQUIDITY AND CAPITAL RESOURCES

   Our primary cash needs are for debt service obligations, capital expenditures, working capital and general corporate purposes.

 Operating Activities

   Operating activities generated cash of $71.6 million in 2001 compared with $35.5 million in 2000 and $125.2 million in 1999. The increase of $36.1 million in 2001 over 2000 was due to higher net income mainly as a result of expenses incurred in 2000 of $46.4 million related to the merger and recapitalization offset by a $20.1 million increase in loss on discontinued operations in 2001. In addition, cash was favorably impacted by reduced inventories and the timing of customer deposits. Cash was unfavorably impacted by a $23.1 million increase in interest paid and other working capital decreases.

   The decrease of $89.7 million in 2000 over 1999 was primarily due to lower net income as a result of expenses incurred of $46.4 million related to the merger and recapitalization and an increase in interest paid of $42.8 million. In addition, cash was unfavorably impacted by the payment of $7.5 million for a deferred management fee related to the transaction, severance payments of $3.9 million associated with the special charge taken in 1999, and the timing of other accrued liabilities all of which are included in the "Other" category on our Consolidated Statement of Cash Flows. Cash was also unfavorably impacted by the timing of customer deposits. In 2000, cash was favorably impacted by reduced inventories and reduced accounts receivable due to improvement in the number of days sales outstanding.

 Investing Activities

   Capital expenditures in 2001, 2000 and 1999 were $22.7 million, $22.2 million and $27.8 million, respectively. Capital spending in 2001 was comparable to 2000 reflecting normal spending on replacement projects in both years. We anticipate capital spending in 2002 to be about $27.0 million with the increase over 2001 relating mainly to improvements to our manufacturing capabilities. The $5.6 million decrease in 2000 over 1999 was primarily due to higher spending in 1999 to replace information systems to ensure year 2000 compliance. The decrease in 2000 was partially offset by increased spending on new automation technology.

   In 2001, investing activities included proceeds of $4.0 million from the sale of our distribution facility in Memphis, Tennessee and proceeds of $2.5 million from the sale of certain assets of our Recognition business. Also in connection with the sale of certain assets of our Recognition business, we received non-cash proceeds of approximately $0.8 million in the form of a promissory note due in 2002. These items are included in discontinued operations on our Consolidated Statement of Operations. In 1999, we invested $10.6 million to take minority equity positions in three privately-held Internet-based companies. In 2000, we funded an additional investment of $1.1 million for one of these investments and sold our entire ownership position in another one of these investments for $5.0 million, which resulted in no gain or loss. Also in 2000, we recorded equity losses and a write-down of the two remaining investments resulting in a non-cash charge of $6.7 million.

 Financing Activities

   Net cash used by financing activities in 2001, 2000 and 1999 was $39.3 million, $29.3 million and $52.1 million, respectively. Substantially all of the net cash used by financing activities in 2001 consisted of $14.9 million of mandatory and $24.0 million of voluntary principal payments on our senior secured credit facility.

   The decrease in net cash used by financing activities from 1999 to 2000 was primarily due to proceeds from the new senior secured credit facility, issuance of the senior subordinated notes (the "notes"), issuance of redeemable preferred stock and issuance of common stock in connection with the transaction. These decreases were offset by payment of $25.25 for each share of common stock tendered in the transaction, the pay-off of credit facilities existing prior to the transaction and a $16.0 million voluntary pay down on our new senior secured credit facility. In addition, no dividend was paid to common shareholders in the second, third and fourth quarters of 2000.

   We experience seasonality that corresponds to the North American school year. To help manage the seasonal nature of our cash flow, we entered into a $150.0 million, six-year revolving credit facility that expires on May 31, 2006. There was $5.6 million outstanding under this facility, in the form of letters of credit, as of December 29, 2001. We also have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30.0 million in consigned inventory. At December 29, 2001, we had $14.2 million available under this arrangement.

   Future mandatory principal payment obligations under term loan A are approximately $9.0 million due June 30, 2002 and approximately $10.0 million due December 31, 2002. Thereafter, semi-annual principal payments increase approximately $1.0 million per semi-annual period through December 2005, with a final payment of approximately $8.0 million due in May 2006. Future mandatory principal payment obligations under term loan B are approximately $1.0 million due semi-annually through December 2005. Semiannual payments increase on an escalating scale from approximately $24.6 million in June 2006 to approximately $108.7 million in December 2007, with a final payment of approximately $64.0 million due in May 2008. The $225.0 million in notes come due May 2010. In addition, mandatory interest payment obligations on the notes are $14.3 million semi-annually through May 2010.

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

   The notes are not collateralized and are subordinate in right of payment to the term loans and borrowings under the revolving credit facility (collectively the "senior secured credit facility"). The senior secured credit facility is collateralized by substantially all the assets of our domestic operations and all of our capital stock (limited to 65% in the case of foreign subsidiaries). The senior secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the senior secured credit facility, including letter of credit fees, agency fees and commitment fees. Commitment fees are payable quarterly, initially at a rate per annum of 0.5% on the average daily unused portion of the revolving credit facility. The senior secured credit facility and the notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligations. At December 29, 2001, we were in compliance with all covenants.

   Our ability to make scheduled principal payments on existing indebtedness or to refinance our indebtedness, including the notes, will depend on our future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current anticipated level of operations, we believe that cash flow from operations and available cash, together with available borrowings under the senior secured credit facility will be adequate to meet our anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on our indebtedness for the next twelve months. We may, however, need to refinance all or a portion of the principal of the notes on or prior to maturity. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes. In addition, there can be no assurance that we will be able to effect any refinancing on commercially reasonable terms, or at all.

 Contractual Obligations

   The following table shows due dates and amounts of our contractual obligations:

                                          Payments Due by Period
                            --------------------------------------------------
                             2002    2003    2004    2005    2006   Thereafter
                            ------- ------- ------- ------- ------- ----------
                                              (In thousands)
Long-term debt excluding
 discount.................. $20,966 $24,972 $28,979 $32,986 $80,973  $476,250
Operating leases...........   3,105   2,168   1,233      94     --        --
Redeemable preferred stock
 (1).......................     --      --      --      --      --    272,630
                            ------- ------- ------- ------- -------  --------
Total contractual cash
 obligations............... $24,071 $27,140 $30,212 $33,080 $80,973  $748,880
                            ======= ======= ======= ======= =======  ========

--------
(1) Includes payment in kind dividends compounded quarterly through maturity in May 2011

COMMITMENTS AND CONTINGENCIES

 Environmental

   As part of our environmental management program, we are involved in various environmental remediation activities. As sites are identified and assessed in this program, we determine potential environmental liabilities. Factors considered in assessing liability include, but are not limited to: whether we have been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of the end of 2000, we had identified three sites requiring further investigation. During 2001, we received notification that no further investigation or remediation is required at one of the sites identified. Furthermore, we have not been designated as a potentially responsible party at either of the other sites.

   In 1996, we assessed the likelihood that a loss had been incurred at one of these sites as probable based on findings included in remediation reports and from discussions with legal counsel. As of the end of 2001, we had made payments of $6.1 million for remediation, and at December 29, 2001, $2.1 million was accrued and is included in "other accrued liabilities" on our Consolidated Balance Sheet. During 2001, we received reimbursement from our insurance carrier in the amount of $2.7 million, net of legal costs. While we may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable. No assets for potential recoveries were established as of the end of fiscal 2001. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

 Litigation

   A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. ("Epicenter"), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff is claiming damages of approximately $3.0 million to $10.0 million under various theories and differing sized relevant markets. Epicenter waived its right to a jury, so the case was tried before a judge in U.S. District Court in Orange County, California where trial concluded on April 24, 2001. We await a written decision from the Court. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

   The long-standing dispute with Ernst & Young LLP regarding implementation of a company wide enterprise resource planning ("ERP") system was heard by a three-arbitrator panel in Minneapolis, Minnesota in December 2001. During 2002, the arbitration panel issued its award granting Ernst & Young LLP's claim for payment of its remaining unpaid consulting fees and costs of the arbitration, and denied our counterclaim. The result is not material to our consolidated results of operations, cash flows and financial position.

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

NEW ACCOUNTING STANDARDS

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Subsequently in June 2000, the FASB issued SFAS No. 138 which amended SFAS 133. These statements modify the accounting and reporting for derivative instruments and hedging activities. We adopted these new standards effective December 31, 2000, and recorded a $1.8 million, net-of-tax cumulative-effect adjustment in other comprehensive loss at the beginning of our first quarter in 2001. The adjustment primarily related to recording an additional liability on the balance sheet for the fair value of our interest rate swap which hedges our cash flow on our variable interest rate debt. This instrument is accounted for as a cash flow hedge. For the fiscal year ended December 29, 2001, the fair value of the swap changed by an additional $1.6 million, net of tax, which was recorded through other comprehensive loss. Any changes in the fair value of our interest rate swap will be recorded through other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. We believe that only in rare circumstances would it be determined that our interest rate swap is not effective as a hedge.

 Revenue Recognition

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which, among other guidance, clarified the Staff's view on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method, adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer. The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the first quarter in 2000.

 Accounting for Business Combinations, Goodwill and Other Intangible Assets

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations." SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 also specifies criteria for the recognition of intangible assets separately from goodwill. SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. We have adopted SFAS 142 as of the beginning of our new fiscal year on December 30, 2001. The impairment provisions of SFAS 142 with respect to goodwill are very complex. We are in the process of assessing any transitional impact of adopting SFAS 142 and do not believe it will have a material impact. We have no intangible assets with indefinite useful lives. Goodwill amortization related to continuing operations was $0.5 million in each of 2001 and 2000 and $1.4 million in 1999.

 Accounting for Asset Retirement Obligations

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position upon adoption.

 Accounting for Impairment of Long-Lived Assets

   In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted, and in general is to be applied prospectively. We have adopted SFAS 144 as of the beginning of our new fiscal year on December 30, 2001 and the adoption did not have a material impact on our consolidated results of operations and financial position.

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

 Commodity Price Risk

   Our results of continuing operations could be significantly affected by changes in the price of gold. To manage the risk associated with gold price changes, on an annual basis we simultaneously set our pricing to customers and enter into gold forward or option contracts based upon the estimated ounces needed to satisfy a majority of our customer requirements. We prepared a sensitivity analysis as of the end of 2001 and 2000 to estimate our exposure to market risk on our open gold forward purchase contracts. The fair market value of our gold positions at the end of 2001 and 2000 was $7.9 million and $10.8 million, respectively, and was calculated by valuing each position at quoted futures prices. The market risk associated with these contracts was $0.8 million and $1.1 million as of the end of 2001 and 2000, respectively, and was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.

 Interest Rate Risk

   Our earnings are affected by changes in the London Interbank Offered Rate ("LIBOR") as a result of our senior secured credit facility. If short-term interest rates or the LIBOR averaged 10% more or less in 2001 and 2000, our interest expense would have changed by approximately $3.2 million and $2.9 million, respectively. As of the end of 2001 and 2000, the fair value of our debt, excluding the senior subordinated notes (the "notes"), approximated its carrying value and is estimated based on quoted market prices for comparable instruments. The fair value of the notes was $247.5 million and $204.8 million as of the end of 2001 and 2000, respectively, and was estimated based on a quoted market price of $1,100 and $910 per unit, respectively.

   Our senior secured credit facility bears a variable interest rate predominantly linked to LIBOR, as determined in three-month intervals, plus a fixed spread. To manage our exposure to changes in the variable interest rate, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0% as opposed to LIBOR. The swap agreement became effective on August 15, 2000 with a notional amount of $135.0 million, decreasing to $70.0 million quarterly over the next three years. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The fair value of the interest rate swap as of December 29, 2001 was a non-cash liability of $5.6 million ($3.4 million net of tax), and is recorded in "other noncurrent liabilities" in our Consolidated Balance Sheet. Prior to adopting SFAS 133, the fair value of the interest rate swap as of December 30, 2000 was a liability of $3.0 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Shareholders and Directors of Jostens, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the consolidated financial position of Jostens, Inc. and its subsidiaries at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Jostens, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 7, 2002

Report of Independent Auditors

To the Shareholders and Directors of Jostens, Inc.:

   We have audited the accompanying consolidated statements of operations, changes in shareholders' equity (deficit) and comprehensive income (loss) and cash flows of Jostens, Inc. and subsidiaries for the fiscal year ended January 1, 2000. Our audit also included the related financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Jostens, Inc. and subsidiaries for the fiscal year ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Minneapolis, Minnesota
February 2, 2000

                         JOSTENS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    2001      2000      1999
                                                  --------  --------  --------
                                                  (In thousands, except per-
                                                         share data)
Net sales........................................ $736,560  $724,597  $701,486
Cost of products sold............................  311,212   305,093   304,953
                                                  --------  --------  --------
  Gross profit...................................  425,348   419,504   396,533
Selling and administrative expenses..............  300,927   301,700   293,636
Transaction costs................................      --     46,373       --
Special charges..................................    2,540       237    20,194
                                                  --------  --------  --------
  Operating income...............................  121,881    71,194    82,703
Interest income..................................    2,269     1,320       487
Interest expense.................................   79,035    60,252     7,486
Equity losses and write-down of investments......      --      6,730       --
                                                  --------  --------  --------
  Income from continuing operations before income
   taxes.........................................   45,115     5,532    75,704
Provision for income taxes.......................   18,575    16,000    31,705
                                                  --------  --------  --------
Income (loss) from continuing operations.........   26,540   (10,468)   43,999
                                                  --------  --------  --------
Discontinued operations (note 2):
  Loss from operations (net of income tax benefit
   of $3,422, $1,075 and $225, respectively).....   (5,614)   (2,297)     (820)
  Loss on disposal (net of income tax benefit of
   $10,623)......................................  (16,826)      --        --
                                                  --------  --------  --------
Loss from discontinued operations................  (22,440)   (2,297)     (820)
Cumulative effect of accounting change, net of
 tax (note 1)....................................      --     (5,894)      --
                                                  --------  --------  --------
  Net income (loss)..............................    4,100   (18,659)   43,179
Dividends and accretion on redeemable preferred
 shares..........................................  (10,202)   (5,841)      --
                                                  --------  --------  --------
  Net income (loss) available to common
   shareholders.................................. $ (6,102) $(24,500) $ 43,179
                                                  ========  ========  ========
Earnings (loss) per common share
  Basic
    Before discontinued operations and cumulative
     effect of accounting change................. $   1.82  $  (0.92) $   1.29
    Loss from discontinued operations............    (2.50)    (0.13)    (0.02)
    Cumulative effect of accounting change.......      --      (0.33)      --
                                                  --------  --------  --------
      Basic earnings (loss) per common share..... $  (0.68) $  (1.38) $   1.27
                                                  ========  ========  ========
  Diluted
    Before discontinued operations and cumulative
     effect of accounting change................. $   1.65  $  (0.92) $   1.29
    Loss from discontinued operations............    (2.26)    (0.13)    (0.02)
    Cumulative effect of accounting change.......      --      (0.33)      --
                                                  --------  --------  --------
      Diluted earnings (loss) per common share... $  (0.61) $  (1.38) $   1.27
                                                  ========  ========  ========
Weighted average common shares outstanding
  Basic..........................................    8,980    17,663    34,004
  Diluted........................................    9,937    17,663    34,093
Proforma amounts assuming the accounting change
 had been in effect for all periods presented
 (unaudited)
  Net income (loss)..............................      N/A  $(12,765) $ 43,747
  Net income (loss) available to common
   shareholders..................................      N/A  $(18,606) $ 43,747
  Earnings (loss) available to common
   shareholders per common share
    Basic........................................      N/A  $  (1.05) $   1.29
    Diluted......................................      N/A  $  (1.05) $   1.28

   The accompanying notes are an integral part of the consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    December 29, 2001 and December 30, 2000

                                                             2001       2000
                                                           ---------  ---------
                                                             (In thousands,
                                                            except per-share
                                                                  data)
                         ASSETS
Current assets
Cash and cash equivalents................................  $  43,100  $  26,552
Accounts receivable, net of allowance of $3,657 and
 $4,361, respectively....................................     56,238     64,944
Inventories, net of reserve of $2,089 and $3,851,
 respectively............................................     70,514     91,230
Deferred income taxes....................................     19,964     17,995
Salespersons overdrafts, net of allowance of $6,897 and
 $5,568, respectively....................................     28,037     27,227
Prepaid expenses and other current assets................      7,723      8,154
Current assets of discontinued operations................      7,029        --
                                                           ---------  ---------
  Total current assets...................................    232,605    236,102
                                                           ---------  ---------
Other assets
Intangibles, net.........................................     14,260     17,662
Deferred financing costs, net............................     27,476     33,360
Other....................................................     32,075     21,812
                                                           ---------  ---------
  Total other assets.....................................     73,811     72,834
                                                           ---------  ---------
Property and equipment, net..............................     68,191     79,345
                                                           ---------  ---------
                                                           $ 374,607  $ 388,281
                                                           =========  =========
          LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable.........................................  $  18,721  $  24,430
Accrued employee compensation and related taxes..........     27,392     30,826
Commissions payable......................................     18,639     19,895
Customer deposits........................................    126,400    108,848
Income taxes payable.....................................     16,940     15,155
Interest payable.........................................     10,567     10,096
Current portion of long-term debt........................     20,966     14,974
Other accrued liabilities................................     16,913     20,347
Current liabilities of discontinued operations...........     16,511        --
                                                           ---------  ---------
  Total current liabilities..............................    273,049    244,571
Long-term debt--less current maturities, net of
 unamortized original issue discount of $18,143 and
 $19,219, respectively...................................    626,017    669,807
Other noncurrent liabilities including deferred tax
 liabilities of $3,472 and $6,886, respectively..........     15,628     11,382
                                                           ---------  ---------
  Total liabilities......................................    914,694    925,760
                                                           ---------  ---------
Commitments and contingencies
Redeemable preferred shares $.01 par value (liquidation
 preference: $73,506; authorized: 308 shares; issued and
 outstanding: December 29, 2001--74; December 20, 2000--
 64).....................................................     59,043     48,841
Preferred shares $.01 par value (authorized: 4,000
 shares; issued and outstanding in the form of redeemable
 preferred shares listed above: December 29, 2001--74;
 December 30, 2000--64; undesignated: 3,926).............        --         --
Shareholders' deficit
Common shares (note 11)..................................      1,006      1,015
Additional paid-in-capital--warrants.....................     24,733     24,733
Officer notes receivable.................................     (1,407)    (1,775)
Accumulated deficit......................................   (610,959)  (604,102)
Accumulated other comprehensive loss.....................    (12,503)    (6,191)
                                                           ---------  ---------
  Total shareholders' deficit............................   (599,130)  (586,320)
                                                           ---------  ---------
                                                           $ 374,607  $ 388,281
                                                           =========  =========

     The accompanying notes are an integral part of the consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   2001      2000       1999
                                                 --------  ---------  --------
                                                       (In thousands)
Operating activities
Net income (loss)..............................  $  4,100  $ (18,659) $ 43,179
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities
  Depreciation.................................    25,910     25,266    21,316
  Amortization of debt discount and deferred
   financing costs.............................     6,960      3,741       --
  Other amortization...........................     2,708      1,523     1,372
  Depreciation and amortization of discontinued
   operations..................................     1,202      2,150     2,650
  Deferred income taxes........................    (2,237)     3,079    (2,671)
  Loss on sale/disposal of property and
   equipment, net..............................     3,038        157       874
  Special charge (non-cash portion)............       --         --     14,101
  Equity losses and write-down of investments..       --       6,730       --
  Cumulative effect of accounting change, net
   of tax......................................       --       5,894       --
  Changes in assets and liabilities:
    Accounts receivable........................     8,706     17,366    (1,291)
    Inventories................................    20,716      5,694     2,655
    Salespersons overdrafts....................      (810)    (1,033)   (5,505)
    Prepaid expenses and other current assets..     2,423        567    (2,984)
    Accounts payable...........................    (5,709)       789     8,364
    Accrued employee compensation and related
     taxes.....................................    (3,434)     1,348     1,918
    Commissions payable........................    (1,256)        98     4,003
    Customer deposits..........................    17,552     (4,110)   20,866
    Income taxes payable.......................     1,785     (2,068)   12,593
    Interest payable...........................       471      7,960       --
    Net liabilities of discontinued
     operations................................     6,982        --        --
    Other......................................   (17,460)   (20,980)    3,779
                                                 --------  ---------  --------
      Net cash provided by operating
       activities..............................    71,647     35,512   125,219
                                                 --------  ---------  --------
Investing activities
Purchases of property and equipment............   (22,205)   (21,221)  (26,756)
Purchases of property and equipment related to
 discontinued operations.......................      (496)      (937)   (1,074)
Proceeds from sale of property and equipment...     4,204        421     1,389
Proceeds from sale of business.................     2,500        --        --
Proceeds from sale of equity investments.......       --       4,691       --
Purchase of equity investments.................       --      (1,119)  (10,611)
Other investing activities, net................       168        --       (127)
                                                 --------  ---------  --------
      Net cash used for investing activities...   (15,829)   (18,165)  (37,179)
                                                 --------  ---------  --------
Financing activities
Net short-term borrowings (repayments).........       --    (117,608)   15,281
Repurchases of common stock....................      (764)  (823,659)  (39,853)
Principal payments on long-term debt...........   (38,874)   (19,600)      --
Proceeds from issuance of long-term debt.......       --     700,139       --
Proceeds from issuance of common shares........       --     208,695       --
Net proceeds from issuance of preferred stock..       --      43,000       --
Proceeds from issuance of warrants to purchase
 common shares.................................       --      24,733       --
Debt financing costs...........................       --     (36,459)      --
Dividends paid to common shareholders..........       --      (7,331)  (29,998)
Other financing activities, net................       368     (1,222)    2,452
                                                 --------  ---------  --------
      Net cash used for financing activities...   (39,270)   (29,312)  (52,118)
                                                 --------  ---------  --------
Change in cash and cash equivalents............    16,548    (11,965)   35,922
Cash and cash equivalents, beginning of
 period........................................    26,552     38,517     2,595
                                                 --------  ---------  --------
Cash and cash equivalents, end of period.......  $ 43,100  $  26,552  $ 38,517
                                                 ========  =========  ========
Supplemental information
Income taxes paid..............................  $  5,004  $  13,914  $ 20,623
Interest paid..................................  $ 71,604  $  48,550  $  5,702

     The accompanying notes are an integral part of the consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND
                          COMPREHENSIVE INCOME (LOSS)

                                                                                        Accumu-
                                                                            Retained     lated
                                          Additional                        earnings     other                 Compre-
                         Common shares     paid-in-              Officer    (accumu-    compre-                hensive
                        ----------------   capital    Capital     notes      lated      hensive                income
                        Number   Amount    warrants   surplus   receivable  deficit)     loss       Total      (loss)
                        -------  -------  ---------- ---------  ---------- ----------  ---------  ----------  ---------
                                                  (In thousands, except per-share data)
Balance--January 2,
 1999.................   35,071   11,690       --          --         --       54,627     (7,765)     58,552
Exercise of stock
 options and
 restricted stock,
 net..................      129       43                 2,409                                         2,452
Cash dividends
 declared to common
 shareholders of $0.88
 per share............                                                        (29,998)               (29,998)
Repurchases of common
 stock................   (1,876)    (625)               (2,492)               (36,736)               (39,853)
Tax benefit of stock
 options..............                                      83                                            83
Net income............                                                         43,179                 43,179  $  43,179
Change in cumulative
 translation
 adjustment...........                                                                     1,078       1,078      1,078
Adjustment in minimum
 pension liability,
 net of $667 tax......                                                                     1,017       1,017      1,017
                                                                                                              ---------
Comprehensive income..                                                                                        $  45,274
                        -------  -------   -------   ---------   --------  ----------  ---------  ----------  =========
Balance--January 1,
 2000.................   33,324   11,108       --          --         --       31,072     (5,670)     36,510
Exercise of stock
 options and
 restricted stock,
 net..................       23        8                 1,520                                         1,528
Cash dividends
 declared to common
 shareholders of $0.22
 per share............                                                         (7,331)                (7,331)
Issuance of common
 shares
 Class A..............    2,134      711                53,176     (2,050)                            51,837
 Class B..............    5,300       53               133,772                                       133,825
 Class C..............      811        8                20,470                                        20,478
 Class D..............       20      --                    505                                           505
Repurchases of common
 stock................  (32,619) (10,873)             (209,443)              (603,343)              (823,659)
Issuance of warrants
 to purchase common
 shares...............                      24,733                                                    24,733
Payment on officer
 note receivable......                                                275                                275
Preferred stock
 dividends............                                                         (5,551)                (5,551)
Preferred stock
 accretion............                                                           (290)                  (290)
Net loss..............                                                        (18,659)               (18,659) $ (18,659)
Change in cumulative
 translation
 adjustment...........                                                                      (599)       (599)      (599)
Adjustment in minimum
 pension liability,
 net of $51 tax.......                                                                        78          78         78
                                                                                                              ---------
Comprehensive loss....                                                                                        $ (19,180)
                        -------  -------   -------   ---------   --------  ----------  ---------  ----------  =========
Balance--December 30,
 2000.................    8,993  $ 1,015   $24,733   $     --    $ (1,775) $ (604,102)  $ (6,191) $ (586,320)
Preferred stock
 dividends............                                                         (9,670)                (9,670)
Preferred stock
 accretion............                                                           (532)                  (532)
Repurchases of common
 stock................      (28)     (9)                              368        (755)                  (396)
Net income............                                                          4,100                  4,100  $   4,100
Change in cumulative
 translation
 adjustment...........                                                                    (1,502)     (1,502)    (1,502)
Transition adjustment
 relating to the
 adoption of FAS 133,
 net of $1,194 tax....                                                                    (1,821)     (1,821)    (1,821)
Change in fair value
 of interest rate swap
 agreement, net of
 $1,021 tax...........                                                                    (1,566)     (1,566)    (1,566)
Adjustment in minimum
 pension liability,
 net of $931 tax......                                                                    (1,423)     (1,423)    (1,423)
                                                                                                              ---------
Comprehensive loss....                                                                                        $  (2,212)
                        -------  -------   -------   ---------   --------  ----------  ---------  ----------  =========
Balance--December 29,
 2001.................    8,965  $ 1,006   $24,733   $     --    $ (1,407) $ (610,959) $ (12,503) $ (599,130)
                        =======  =======   =======   =========   ========  ==========  =========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

 Our Business

   We are a leading provider of school-related affinity products and services including yearbooks, class rings and graduation products. We also have the leading market share for school photography services in Canada and are a leading provider of jewelry products for athletic champions.

 Fiscal Year

   Our fiscal year ends the Saturday closest to December 31. Fiscal years 2001, 2000 and 1999 ended on December 29, 2001, December 30, 2000 and January 1, 2000, respectively. Normally each fiscal year consists of 52 weeks, but periodically, there will be a 53-week year.

 Principles of Consolidation

   Our consolidated financial statements include the accounts of our company and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

   In addition to the reclassifications to reflect the results of the Recognition business as discontinued operations (see Note 2), certain other amounts have been reclassified to conform to the 2001 presentation. These changes had no impact on previously reported net income, shareholders' deficit or cash provided by operating activities.

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

 Salespersons Overdrafts

   Salespersons overdrafts represent a receivable for sales representative draws paid in excess of earned commissions. A corresponding allowance for uncollectible amounts is established based on historical information and current trends.

 Inventories

   Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method for all inventories except gold and certain other precious metals, which are determined using the last-in, first-out (LIFO) method. LIFO inventories were $0.1 million as of the end of 2001 and 2000 and approximated replacement cost.

 Intangibles

   Intangibles primarily represent the excess of the purchase price over the fair value of the net tangible assets of acquired businesses and are amortized over various periods of up to 40 years. Accumulated

                         JOSTENS, INC. AND SUBSIDIARIES
amortization of intangibles as of the end of 2001 and 2000 was $7.3 million and $15.2 million, respectively. In connection with our discontinued operations, we wrote off $11.3 million of intangibles with corresponding accumulated amortization of $8.9 million. Amortization expense related to continuing operations was $0.5 million in each of 2001 and 2000 and $1.4 million in 1999.

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

 Customer Deposits

   Amounts received from customers in the form of a cash down payment to purchase goods are recorded as a liability until the goods are delivered.

 Income Taxes

   Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense represents the taxes payable for the year and the change in deferred taxes during the year.

 Revenue Recognition, Sales Returns and Warranty Costs

   We recognize revenue when the earnings process is complete, evidenced by an agreement between Jostens and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed and determinable. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

 Shipping and Handling

   All shipping and handling costs are recorded in cost of products sold.

 Foreign Currency Translation

   Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate.

                         JOSTENS, INC. AND SUBSIDIARIES

Translation adjustments resulting from fluctuations in exchange rates are recorded in comprehensive income (loss) in shareholders' equity (deficit).

 Supplier Concentration

   We purchase substantially all synthetic and semiprecious stones from a single supplier located in Germany, who is also the supplier to substantially all of the class ring manufacturers in the United States.

 Derivatives and Hedging Activities

   From time to time, we may use derivative financial instruments to manage market risks and reduce our exposure resulting from fluctuations in foreign currency and interest rates. Financial instruments are not used for trading purposes. See Note 8 for a description of our interest rate swap agreement.

   We also may enter into foreign currency forward contracts to hedge purchases of inventory in foreign currency. The purpose of these hedging activities is to protect us from the risk that inventory purchases denominated in foreign currency will be adversely affected by changes in foreign currency rates. There were no foreign currency contracts outstanding as of the end of 2001. The amount of contracts outstanding at December 30, 2000 was $1.9 million.

   Gains or losses on forward contracts used to purchase inventory for which we have firm purchase commitments qualify as accounting hedges and are therefore deferred and recognized in income when the inventory is sold. Counter parties expose us to credit loss in the event of nonperformance as measured by the unrealized gains on the contracts. At December 29, 2001 and December 30, 2000, there were no material unrealized gains or losses on outstanding foreign currency forward contracts or gold forward contracts.

 Earnings (Loss) Per Common Share

   Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares. Diluted earnings per share are computed by dividing net income
(loss) available to common shareholders by the weighted average number of outstanding common shares and common share equivalents. Common share equivalents include the dilutive effects of warrants, options and restricted stock.

   For 2001 and 1999, 1.0 million and 0.1 million shares of common stock equivalents were included in the computation of diluted earnings (loss) per share. For 2000, 0.7 million shares of common stock equivalents were excluded in the computation of earnings per share as their effect would have been antidilutive.

 Stock-Based Compensation

   We use the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted to employees and non employee directors.

 New Accounting Standards

   Accounting for Derivative Instruments and Hedging Activities -- In June 1998, the Financial Accounting Standards Board (FASB) issued its Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." Subsequently in June 2000, the FASB issued SFAS No. 138 which amended SFAS 133. These statements modify the accounting and reporting for derivative

                         JOSTENS, INC. AND SUBSIDIARIES
instruments and hedging activities. We adopted these new standards effective December 31, 2000, and recorded a $1.8 million, net-of-tax cumulative-effect adjustment in other comprehensive loss at the beginning of our first quarter in 2001. The adjustment primarily related to recording an additional liability on the balance sheet for the fair value of our interest rate swap which hedges our cash flow on our variable interest rate debt. This instrument is accounted for as a cash flow hedge. For the fiscal year ended December 29, 2001, the fair value of the swap changed by an additional $1.6 million, net of tax, which was recorded through other comprehensive loss. Any changes in the fair value of our interest rate swap will be recorded through other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction. We believe that only in rare circumstances would it be determined that our interest rate swap is not effective as a hedge.

   Revenue Recognition -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" which, among other guidance, clarified the Staff's view on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method, adopted retroactive to January 1, 2000, we now defer revenue and direct costs until the product is delivered to the end consumer. The cumulative effect of the change resulted in a non-cash charge to net income of $5.9 million (net of an income tax benefit of $4.0 million) for the first quarter in 2000.

   Accounting for Business Combinations, Goodwill and Other Intangible Assets -- In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," and No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), "Business Combinations." SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 also specifies criteria for the recognition of intangible assets separately from goodwill. SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. We have adopted SFAS 142 as of the beginning of our new fiscal year on December 30, 2001. The impairment provisions of SFAS 142 with respect to goodwill are very complex. We are in the process of assessing any transitional impact of adopting SFAS 142 and do not believe it will have a material impact. We have no intangible assets with indefinite useful lives. Goodwill amortization related to continuing operations was $0.5 million in each of 2001 and 2000 and $1.4 million in 1999.

   Accounting for Asset Retirement Obligations -- In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position upon adoption.

   Accounting for Impairment of Long-Lived Assets -- In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for Impairment of Long-Lived Assets." The new standard supercedes FASB Statement No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the provisions of Accounting Principles Board Opinion No. 30 (APB 30), "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including

                         JOSTENS, INC. AND SUBSIDIARIES
discontinued operations. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted, and in general is to be applied prospectively. We have adopted SFAS 144 as of the beginning of our new fiscal year on December 30, 2001 and the adoption did not have a material impact on our consolidated results of operations and financial position.

2. Discontinued Operations

   Effective December 3, 2001, our board of directors approved a plan to exit our Recognition business in order to focus our resources on our core School Products business. The Recognition business manufactured and supplied corporate-based affinity products that provided organizations with programs to recognize and reward employee service and achievement. Prior to the end of 2001 and in connection with our exit, we sold certain assets of the Recognition business and leased our production facility to a current supplier who manufactures awards and trophies. We received cash proceeds in the amount of $2.5 million and non-cash proceeds of approximately $0.8 million in the form of a promissory note due in 2002. The results of Recognition are reflected as discontinued operations in our Consolidated Statement of Operations for all periods presented. Certain corporate expenses that will be eliminated and previously were not allocated to the Recognition business are included in discontinued operations.

   Revenue and loss from discontinued operations were as follows:

                                                      2001     2000     1999
                                                    --------  -------  -------
                                                         (In thousands)
      Revenue from external customers.............  $ 55,913  $80,450  $99,800
      Pre-tax loss from operations of discontinued
       operations before measurement date.........    (9,036)  (3,372)  (1,045)
      Pre-tax loss on disposal....................   (27,449)     --       --
      Income tax benefit..........................    14,045    1,075      225
                                                    --------  -------  -------
      Net loss from discontinued operations.......  $(22,440) $(2,297) $  (820)
                                                    ========  =======  =======

   During 2001, the results of discontinued operations encompass the period through the December 3, 2001 measurement date. Included in the 2001 results of discontinued operations is a special charge for consolidation of three Recognition plants into one plant and implementation of a new customer service model. The consolidation project was completed in September 2001 at a total cost of $3.9 million for severance benefits to eliminate approximately 140 full-time plant and management positions, costs associated with closing two facilities and costs of moving certain production and distribution functions to our Princeton, Illinois facility. The total cost of the project was partially offset by a gain of $2.4 million, which resulted from the sale of our distribution facility in Memphis, Tennessee for $4.0 million. Also included in the 2001 results of discontinued operations is a $1.6 million charge in accordance with our current assessment of environmental remediation at our Princeton facility and reimbursement of prior remediation costs from our insurance carrier in the amount of $2.7 million, net of legal costs.

                         JOSTENS, INC. AND SUBSIDIARIES

   In 2001, the $27.4 million pre-tax loss on disposal of the discontinued segment consists of a non-cash charge to write off certain net assets not sold in the exit from the Recognition business plus a charge for accrued costs related to exiting the Recognition business. Components of the loss on disposal and accrued liability are as follows:

                              Pre-tax              Accrued            Balance
                              loss on  Utilization Disposal  Prior  December 29,
                              disposal    2001      costs   accrual     2001
                              -------- ----------- -------- ------- ------------
                                                (In thousands)
Write-off net assets not
 transferred in the exit
 from the Recognition
 business...................  $11,157   $(11,157)  $   --   $  --     $   --
Employee separation benefits
 and other related costs....    6,164        --      6,164     --       6,164
Phase-out costs of exiting
 the Recognition business...    4,255        --      4,255     --       4,255
Salesperson transition
 benefits...................    2,855        --      2,855   1,236      4,091
Other costs related to
 exiting the Recognition
 business...................    3,018        --      3,018   1,434      4,452
                              =======   ========   =======  ======    =======
                              $27,449   $(11,157)  $16,292  $2,670    $18,962
                              =======   ========   =======  ======    =======

   Of the total accrued disposal costs, $6.2 million relates to employee termination benefits for the anticipated elimination of 150 full-time positions in the Recognition business and corporate support functions. Employee reductions began in 2001 and will be completed in 2002. Termination benefits will be paid out over the benefit period as specified under our severance plan.

   As part of the loss on disposal, we accrued $4.3 million for exit costs related to the Recognition business. The charge includes $1.3 million for payroll and benefits, $0.8 million for information systems and customer service costs and $2.2 million of internal support costs expected to be incurred during the phase-out period.

   We also accrued $2.8 million for transition payments of long-term sales representatives which will be paid out over the next three years. In addition, we accrued $3.0 million for customer receivable and salesperson overdraft allowances anticipated as a result of exiting the Recognition business.

   With the exception of certain transition benefits, we anticipate the accrued balance will be utilized in 2002. Of the $19.0 million total in our Consolidated Balance Sheet, $14.5 million is classified as "current liabilities of discontinued operations" and $4.5 million is classified as a contra asset in "current assets of discontinued operations".

   The unaudited quarterly pro forma information after reclassifying the results of discontinued operations, retroactive to the beginning of 2001, is as follows:

                                                 2001
                             ------------------------------------------------
                              First     Second    Third     Fourth
                             Quarter   Quarter   Quarter   Quarter     Year
                             --------  --------  --------  --------  --------
                                            (In thousands)
Net sales................... $117,064  $337,740  $ 99,548  $182,208  $736,560
Gross profit................   71,138   192,102    45,730   116,378   425,348
Selling and administrative
 expenses...................   67,115    95,433    58,298    80,081   300,927
Income (loss) from
 continuing operations......   (9,986)   43,879   (17,511)   10,158    26,540
Loss from discontinued
 operations.................   (2,290)   (1,391)   (1,859)  (16,900)  (22,440)
Net income (loss)...........  (12,276)   42,488   (19,370)   (6,742)    4,100

                         JOSTENS, INC. AND SUBSIDIARIES

   Assets and liabilities of the discontinued segment included in the Consolidated Balance Sheet as of the end of 2001 and 2000 were as follows:

                                                                 2001    2000
                                                                ------- -------
                                                                (In thousands)
      Assets
      Accounts receivable...................................... $   --  $13,228
      Inventories..............................................     --    9,247
      Salespersons overdrafts..................................     --    1,597
      Current assets of discontinued operations................   7,029     --
      Intangibles..............................................     --    2,886
      Property and equipment, net..............................     --    3,806
      Other....................................................     --      233
                                                                ------- -------
                                                                $ 7,029 $30,997
                                                                ======= =======
      Liabilities
      Accounts payable......................................... $   --  $ 3,118
      Accrued employee compensation and related taxes..........     --    1,771
      Commissions payable......................................     --    2,882
      Other....................................................     --    1,806
      Current liabilities of discontinued operations...........  16,511     --
                                                                ------- -------
                                                                $16,511 $ 9,577
                                                                ======= =======

   Current assets and liabilities of discontinued operations as of the end of 2001 consist primarily of customer receivables and the liability for costs related to exiting the Recognition business discussed above.

3. Merger and Recapitalization

   On December 27, 1999, we entered into a merger agreement with Saturn Acquisition Corporation, an entity organized for the sole purpose of effecting a merger on behalf of certain affiliates of Investcorp S.A. (Investcorp) and other investors. On May 10, 2000, Saturn Acquisition Corporation merged with and into Jostens, with Jostens as the surviving corporation. The merger was part of a recapitalization of Jostens, which resulted in affiliates of Investcorp and other investors acquiring approximately 92% of our post-merger common stock. The remaining 8% of our common stock was retained by pre-recapitalization shareholders and five members of senior management and was redesignated as shares of Class A common stock. As a result of the transaction, our shares were de-listed from the New York Stock Exchange. The remaining 8% of our common stock was retained by pre-recapitalization shareholders and five members of senior management and was redesignated as shares of Class A common stock. As a result of the transaction, our shares were de-listed from the New York Stock Exchange.

 Recapitalization Financing

   The recapitalization was funded by (a) $495.0 million of borrowings under a senior credit facility with a syndicate of banks, (b) issuance of $225.0 million in principal amount of senior subordinated notes (the "notes") and warrants to purchase 425,060 shares of Class E common stock, (c) issuance of $60.0 million in principal amount of redeemable preferred stock and warrants to purchase 531,325 shares of Class E common stock and (d) $208.7 million of proceeds from the sale of shares of common stock to affiliates of Investcorp and the other investors.

                         JOSTENS, INC. AND SUBSIDIARIES

   The proceeds from these financings funded (a) the payment of approximately $823.6 million to holders of common stock representing $25.25 per share, (b) repayment of $67.6 million of outstanding indebtedness, (c) payment of approximately $10.0 million in consideration for cancellation of employee stock options, (d) payments of approximately $72.0 million of fees and expenses associated with the recapitalization, including approximately $12.7 million of advisory fees paid to an affiliate of Investcorp and (e) a pre-payment of $7.5 million for a management and consulting services agreement for a five-year term with an affiliate of Investcorp. This pre-payment is being amortized on a straight-line basis over the term of the agreement.

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

4. Special Charges

   During 2001, we recorded a special charge aggregating $2.5 million. In the second quarter of 2001, we entered into a separation agreement with a senior executive. The total cost of $2.1 million for severance and related termination benefits was expensed in 2001 and included costs for the senior executive and two other management personnel. We utilized $1.9 million of the special charge in 2001. The remaining liability of approximately $0.2 million is classified in "other current liabilities" in our Consolidated Balance Sheet and will continue to be paid out over the benefit period as specified under the severance agreement. In the fourth quarter of 2001, we elected to terminate our joint venture operations in Mexico City, Mexico and took a charge of $0.4 million, primarily to write off the net investment.

   In the fourth quarter of 1999, we completed a strategic review of product lines, manufacturing operations, infrastructure projects and support functions based on performance trends. We decided to refocus our organization on sales growth versus infrastructure improvement. As a result of this review, we incurred a pre-tax special charge of $20.2 million ($13.3 million after tax) in 1999 and an additional $0.2 million charge to complete the project in 2000. The charge anticipated the elimination of 140 full-time positions in manufacturing, sales, marketing and administrative functions. The special charge consisted of employee severance costs of $5.6 million, $6.4 million to write off internal software under development, $4.6 million of impaired goodwill related to the retail class ring sales channel and $3.1 million of impaired goodwill plus
$0.7 million of other costs related to exiting the college alumni direct marketing business. Headcount reductions were completed in 2000. We utilized $1.7 million, $4.5 million and $14.2 million of the special charge in 2001, 2000 and 1999, respectively.

                         JOSTENS, INC. AND SUBSIDIARIES

5. Comprehensive Income (Loss)

   The following amounts were included in accumulated other comprehensive loss as of the end of 2001 and 2000:

                                                         Fair
                                                       value of   Accumulated
                                   Foreign    Minimum  interest      other
                                  currency    pension  rate swap comprehensive
                                 translation liability agreement     loss
                                 ----------- --------- --------- -------------
                                                (In thousands)
      Balance at December 30,
       2000.....................   $(5,243)   $  (948)  $   --     $ (6,191)
      Transition adjustment
       relating to adoption of
       FAS 133..................       --         --     (1,821)     (1,821)
      Current period change.....    (1,502)    (1,423)   (1,566)     (4,491)
                                   -------    -------   -------    --------
      Balance at December 29,
       2001.....................   $(6,745)   $(2,371)  $(3,387)   $(12,503)
                                   =======    =======   =======    ========

6. Inventories

   As of the end of 2001 and 2000, net inventories were comprised of:

                                                                 2001    2000
                                                                ------- -------
                                                                (In thousands)
      Raw materials and supplies............................... $10,302 $17,054
      Work-in-process..........................................  28,447  30,490
      Finished goods...........................................  31,765  43,686
                                                                ------- -------
      Total inventories, net................................... $70,514 $91,230
                                                                ======= =======

   Net inventories as of the end of 2000 included $9.2 million related to discontinued operations.

 Precious Metals Consignment Arrangement

   We have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30.0 million in consigned inventory. We expensed consignment fees related to this facility of approximately $0.5 million in 2001 and $0.3 million in each of 2000 and 1999. Under the terms of the consignment arrangement, we do not own the consigned inventory until it is shipped in the form of a product to a customer. Accordingly, we do not include the value of consigned inventory nor the corresponding liability in our financial statements. The value of our consigned inventory as of the end of 2001 and 2000 was $15.8 million and $16.8 million, respectively.

7. Property and Equipment

   As of the end of 2001 and 2000, net property and equipment consisted of:

                                                                2001     2000
                                                              -------- --------
                                                               (In thousands)
      Land................................................... $  2,962 $  3,432
      Buildings..............................................   35,707   36,913
      Machinery and equipment................................  194,273  206,659
      Capitalized software...................................   34,313   38,172
                                                              -------- --------
      Total property and equipment...........................  267,255  285,176
      Less accumulated depreciation and amortization.........  199,064  205,831
                                                              -------- --------
      Property and equipment, net............................ $ 68,191 $ 79,345
                                                              ======== ========

                        JOSTENS, INC. AND SUBSIDIARIES

   Net property and equipment as of the end of 2000 included $3.8 million related to discontinued operations. Depreciation expense related to continuing operations was $25.9 million, $25.3 million and $21.3 million in 2001, 2000 and 1999, respectively. Amortization related to capitalized software is included in depreciation expense and totaled $6.6 million, $6.5 million and $4.0 million in 2001, 2000 and 1999, respectively.

8. Borrowings

   As of the end of 2001 and 2000, long-term debt consisted of the following:

                                                                2001     2000
                                                              -------- --------
                                                               (In thousands)
Borrowings under senior secured credit facility:
  Term loan A, variable rate, 4.63 percent at December 29,
   2001 and 9.40 percent at December 30, 2000, with semi-
   annual principal and interest payments through May 2006... $108,187 $134,775
  Term loan B, variable rate, 5.38 percent at December 29,
   2001 and 9.90 percent at December 30, 2000, with semi-
   annual principal and interest payments through May 2008...  331,939  344,225
Senior subordinated notes, 12.75 percent fixed rate, net of
 discounts of $18,143 at December 29, 2001 and $19,219 at
 December 30, 2000, with semi-annual interest payments of
 $14.3 million, principal due and payable at maturity--May
 2010........................................................  206,857  205,781
                                                              -------- --------
                                                               646,983  684,781
Less current portion.........................................   20,966   14,974
                                                              -------- --------
                                                              $626,017 $669,807
                                                              ======== ========

   Maturities of long-term debt, excluding $18.1 million of discount, as of December 29, 2001 are as follows:

                                                                  (In thousands)
      2002.......................................................    $ 20,966
      2003.......................................................      24,972
      2004.......................................................      28,979
      2005.......................................................      32,986
      2006.......................................................      80,973
      Thereafter.................................................     476,250
                                                                     --------
                                                                     $665,126
                                                                     ========

   In 2001 and 2000, we voluntarily paid down $13.2 million and $15.2 million, respectively, of term loan A and $10.8 million and $0.8 million, respectively, of term loan B. Future mandatory principal payment obligations under term loan A are approximately $9.0 million due June 30, 2002 and approximately
$10.0 million due December 31, 2002. Thereafter, semi-annual principal payments increase approximately $1.0 million per semi-annual period through December 2005, with a final payment of approximately $8.0 million due in May 2006. Future mandatory principal payment obligations under term loan B are approximately $1.0 million due semi-annually through December 2005. Semiannual payments increase on an escalating scale from approximately $24.6 million in June 2006 to approximately $108.7 million in December 2007, with a final payment of approximately $64.0 million due in May 2008.

   As of the end of 2001 and 2000, the fair value of our debt, excluding the senior subordinated notes (the "notes"), approximated its carrying value and is estimated based on quoted market prices for comparable

                         JOSTENS, INC. AND SUBSIDIARIES
instruments. The fair value of the notes at December 29, 2001 and December 30, 2000 was $247.5 million and $204.8 million, respectively, and was estimated based on the quoted market price of $1,100 and $910 per unit, respectively.

   In connection with the merger and recapitalization, we entered into a $150.0 million, six-year revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the "alternative base rate" or "eurodollar" interest rate provisions as defined in the agreement. The eurodollar rate is based upon the London Interbank Offered Rate ("LIBOR") and the alternative base rate is based upon the prime rate. There was $5.6 million outstanding under this facility, in the form of letters of credit, as of December 29, 2001.

   The notes are not collateralized and are subordinate in right of payment to the term loans and borrowings under the revolving credit facility (collectively the "senior secured credit facility"). The senior secured credit facility is collateralized by substantially all the assets of our domestic operations and all of our capital stock (limited to 65% in the case of foreign subsidiaries). The senior secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the senior secured credit facility, including letter of credit fees, agency fees and commitment fees. Commitment fees are payable quarterly, initially at a rate per annum of 0.5% on the average daily unused portion of the revolving credit facility. The senior secured credit facility and notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligations. At December 29, 2001, we were in compliance with all covenants.

   Our senior secured credit facility bears a variable interest rate predominantly linked to LIBOR, as determined in three month intervals, plus a fixed spread. To manage our exposure to changes in the variable interest rate, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0% as opposed to LIBOR. The swap agreement became effective on August 15, 2000 with a notional amount of $135.0 million, decreasing to $70.0 million quarterly over the next three years. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The fair value of the interest rate swap as of December 29, 2001 was a non-cash liability of $5.6 million ($3.4 million net of tax), and is recorded in "other noncurrent liabilities" in the Consolidated Balance Sheet. Prior to adopting SFAS 133, the fair value of the interest rate swap as of December 30, 2000 was a liability of $3.0 million.

   The notes were issued with detachable warrants and an original issuance discount, resulting in total discounts of $19.7 million. The detachable warrants were valued at $10.7 million and are exercisable through 2010. The value of the warrants has been included as a component of shareholders' deficit. If all the warrants were to be exercised, the holders would acquire shares (at a price of $0.01 per share) of our Class E common stock representing approximately 4.0% of the total number of shares (outstanding immediately after the transaction) of our common equity on a fully diluted basis. The entire discount is being amortized to interest expense through 2010 and, during 2001 and 2000, the amount of interest expense related to the amortization of debt discount was $1.1 million and $0.6 million, respectively.

   In 1999, we incurred annual fees and interest on borrowings that were based on our commercial paper rating. Annual fees ranged from 0.075 to 0.15% of the commitment. The weighted average interest rate on commercial paper outstanding as of the end of 1999 was 5.9%.

                         JOSTENS, INC. AND SUBSIDIARIES

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

9.Income Taxes

   The following summarizes the differences between income taxes computed at the federal statutory rate and income taxes from continuing operations for financial reporting purposes:

                                                      2001     2000     1999
                                                     -------  -------  -------
                                                         (In thousands)
   Federal statutory income tax rate...............       35%      35%      35%
   Federal tax at statutory rate...................  $15,790  $ 1,936  $26,496
   State income taxes, net of federal tax benefit..    1,655    1,331    3,111
   Write-off of goodwill...........................      --       --     1,080
   Non deductible transaction costs................      --     9,473      --
   Increase in deferred tax valuation allowance....      --     2,355      --
   Other differences, net..........................    1,130      905    1,018
                                                     -------  -------  -------
   Provision for income taxes from continuing
    operations.....................................  $18,575  $16,000  $31,705
                                                     =======  =======  =======

   The U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes attributable to earnings from continuing operations were as follows:

                                                     2001    2000     1999
                                                    ------- -------  -------
                                                        (In thousands)
   Income (loss) from continuing operations before
    income taxes
   Domestic........................................ $38,172 $(2,563) $69,089
   Foreign.........................................   6,943   8,095    6,615
                                                    ------- -------  -------
   Income from continuing operations before income
    taxes.......................................... $45,115 $ 5,532  $75,704
                                                    ======= =======  =======
   Provision for income taxes from continuing
    operations
   Federal......................................... $ 8,144 $ 8,604  $25,850
   State...........................................   1,592   1,735    5,166
   Foreign.........................................   3,300   3,547    3,047
                                                    ------- -------  -------
   Total current income taxes......................  13,036  13,886   34,063
   Deferred........................................   5,539   2,114   (2,358)
                                                    ------- -------  -------
   Provision for income taxes from continuing
    operations..................................... $18,575 $16,000  $31,705
                                                    ======= =======  =======

                         JOSTENS, INC. AND SUBSIDIARIES

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income tax liabilities and assets as of the end of 2001 and 2000 consisted of:

                                                              2001     2000
                                                             -------  -------
                                                             (In thousands)
   Deferred tax liabilities
   Tax depreciation in excess of book....................... $(2,591) $(3,285)
   Capitalized software development costs...................  (3,920)  (7,195)
   Other....................................................  (8,048)  (5,901)
                                                             -------  -------
   Deferred tax liabilities................................. (14,559) (16,381)
                                                             -------  -------
   Deferred tax assets
   Reserves for accounts receivable and salespersons
    overdrafts..............................................   7,263    5,776
   Reserves for employee benefits...........................  10,370    9,560
   Other reserves not recognized for tax purposes...........   6,113    6,825
   Foreign tax credit carryforwards.........................     185      185
   Reserves for investments.................................   2,661    2,661
   Other....................................................   7,305    5,329
                                                             -------  -------
   Deferred tax assets......................................  33,897   30,336
   Valuation allowance......................................  (2,846)  (2,846)
                                                             -------  -------
   Deferred tax assets, net.................................  31,051   27,490
                                                             -------  -------
   Net deferred tax asset................................... $16,492  $11,109
                                                             =======  =======

   During 2000, we increased the deferred tax asset valuation allowance by $2.7 million because the tax benefit related to the reserves for investments may not be realized. We also have a foreign tax credit carryforward of $0.2 million that expires in 2002. The foreign tax credit of $0.2 million was fully reserved as of the end of 2001 and 2000.

10. Benefit Plans

 Pension and Postretirement Benefits

   We have noncontributory defined-benefit pension plans that cover nearly all employees. The benefits provided under the plans are based on years of service and/or compensation levels. We also provide health care insurance benefits for nearly all retirees. Generally, the health care plans require contributions from retirees. The measurement date for our plans is September 30 for each year.

   The assumptions used for these plans consisted of:

                                                              Retiree health
                                         Pension benefits        benefits
                                         -------------------  ----------------
                                         2001   2000   1999   2001  2000  1999
                                         -----  -----  -----  ----  ----  ----
Discount rate...........................  7.25%  7.75%  7.75% 7.25% 7.75% 7.75%
Expected return on plan assets.......... 10.00% 10.00% 10.00%  --    --    --
Rate of compensation increase...........  6.30%  6.30%  6.30%  --    --    --
Initial health care cost trend rate.....   --     --     --   6.00% 6.50% 7.00%

                        JOSTENS, INC. AND SUBSIDIARIES

   Net periodic benefit (income) or expense for 2001, 2000 and 1999 included the following components:

                                                             Retiree health
                                    Pension benefits            benefits
                               ----------------------------  -----------------
                                 2001      2000      1999    2001  2000   1999
                               --------  --------  --------  ----  -----  ----
                                             (In thousands)
   Service cost..............  $  4,690  $  4,174  $  4,419  $ 66  $  56  $ 74
   Interest cost.............    10,900     9,992     9,462   372    292   351
   Expected return on plan
    assets...................   (19,838)  (17,105)  (14,942)  --     --    --
   Amortization of prior year
    service cost.............     1,868     1,869     1,869    (7)    (7)   (8)
   Amortization of transition
    amount...................      (875)     (875)     (885)  --     --    --
   Amortization of net
    actuarial gains..........    (2,518)   (1,833)     (341)  --    (110)  (41)
                               --------  --------  --------  ----  -----  ----
   Net periodic benefit
    (income) expense.........  $ (5,773) $ (3,778) $   (418) $431  $ 231  $376
                               ========  ========  ========  ====  =====  ====

   The following tables present a reconciliation of the benefit obligation of the plans, plan assets and funded status of the plans.

                                                             Retiree health
                                         Pension benefits       benefits
                                         ------------------  ----------------
                                           2001      2000     2001     2000
                                         --------  --------  -------  -------
                                                  (In thousands)
   Change in benefit obligation
   Benefit obligation beginning of
    year................................ $144,580  $132,503  $ 5,114  $ 4,007
   Service cost.........................    4,690     4,174       66       56
   Interest cost........................   10,900     9,992      372      292
   Actuarial loss.......................   13,742     5,700    2,388    2,347
   Special termination benefits.........      --         91      --       --
   Benefits paid........................   (8,236)   (7,880)  (1,548)  (1,588)
                                         --------  --------  -------  -------
   Benefit obligation end of year....... $165,676  $144,580  $ 6,392  $ 5,114
                                         ========  ========  =======  =======
   Change in plan assets
   Fair value of plan assets beginning
    of year............................. $237,256  $201,773  $   --   $   --
   Actual return on plan assets.........  (40,969)   41,483      --       --
   Company contributions................    1,772     1,880    1,548    1,588
   Benefits paid........................   (8,236)   (7,880)  (1,548)  (1,588)
                                         --------  --------  -------  -------
   Fair value of plan assets end of
    year................................ $189,823  $237,256  $   --   $   --
                                         ========  ========  =======  =======
   Funded status
   Funded (unfunded) status end of
    year................................ $ 24,147  $ 92,676  $(6,392) $(5,114)
   Unrecognized cost:
   Net actuarial loss (gain)............   (4,040)  (81,108)   2,898      510
   Transition amount....................   (1,544)   (2,419)     --       --
   Prior service cost...................    4,680     6,548      (35)     (43)
                                         --------  --------  -------  -------
   Prepaid (accrued) benefit cost....... $ 23,243  $ 15,697  $(3,529) $(4,647)
                                         ========  ========  =======  =======

   Plan assets consist primarily of corporate equity investments as well as corporate and U.S. government debt and real estate.

                         JOSTENS, INC. AND SUBSIDIARIES

   The components in the consolidated balance sheets consist of:

                                                              Retiree health
                                          Pension benefits       benefits
                                          ------------------  ----------------
                                            2001      2000     2001     2000
                                          --------  --------  -------  -------
   Prepaid benefit cost.................. $ 39,438  $ 31,573  $   --   $   --
   Accrued benefit liability.............  (20,559)  (18,272)  (3,529)  (4,647)
   Intangible asset......................      501       888      --       --
   Minimum pension liability.............    3,863     1,508      --       --
                                          --------  --------  -------  -------
   Net amount recognized................. $ 23,243  $ 15,697  $(3,529) $(4,647)
                                          ========  ========  =======  =======

   Pension plans with obligations in excess of plan assets were as follows:

                                                                 2001    2000
                                                                ------- -------
                                                                (In thousands)
   Projected benefit obligation................................ $21,632 $19,284
   Accumulated benefit obligation..............................  20,559  18,272
   Fair value of plan assets...................................     --      --

   A one-percent change in the assumed health care cost trend rate would have the following effects:

                                                               1%       1%
                                                            Increase Decrease
                                                            -------- --------
                                                             (In thousands)
   Effect on total of service and interest cost components
    for 2001...............................................   $ 21     $ 19
   Effect on postretirement benefit obligation at the end
    of 2001................................................   $326     $295

 Savings Plan

   We have a retirement savings plan (401k plan), which covers nearly all nonunion employees. We provide a matching contribution on amounts, limited to 6% of compensation, contributed by employees. Our contribution was $4.4 million, $3.1 million and $2.9 million in 2001, 2000 and 1999, respectively, and this represents 50% of eligible employee contributions. In 1999, our contribution was made in the form of our common stock purchased in the open market. These shares were converted to cash at a price of $25.25 as part of the merger and recapitalization.

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

                         JOSTENS, INC. AND SUBSIDIARIES

   The par value and number of authorized, issued and outstanding shares for each class of common stock is set forth below:

                                            Issued and Outstanding Shares
                                            ---------------------------------
                         Par     Authorized  December 29,       December 30,
                        value      shares        2001               2000
                        -----    ---------- --------------     --------------
                            (In thousands, except par value data)
Class A................ $.33 1/3    4,200               2,834              2,862
Class B................  $.01       5,300               5,300              5,300
Class C................  $.01       2,500                 811                811
Class D................  $.01          20                  20                 20
Class E................  $.01       1,900                 --                 --
Undesignated...........  $.01      12,020                 --                 --
                                   ------      --------------     --------------
                                   25,940               8,965              8,993
                                   ======      ==============     ==============

 Share Repurchases

   In December 1998, the Board of Directors authorized the repurchase of up to $100.0 million of our common stock in open market or negotiated transactions. During 1999, we repurchased 1.9 million shares for $39.9 million. This share repurchase program was suspended in the fourth quarter of 1999 due to the pending merger and recapitalization which occurred on May 10, 2000.

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

   In connection with the merger and recapitalization, we adopted a new employee stock option plan to purchase shares of Class A common stock. The number of shares available to be awarded under the new stock option plan is 676,908. The stock option plan is administered by the Compensation Committee of the Board of Directors, which designates the amount, timing and other terms and conditions applicable to the option awards. Under the stock option plan, prior to a public offering, an optionee has certain rights to put to us, and we have certain rights to call from the optionee vested stock options. At the time of the transaction, options to purchase 502,846 of our Class A common stock were granted to five members of senior management. Subsequently, options to purchase 27,900 and 72,850 of our Class A common stock were granted on November 15, 2000 and July 13, 2001, respectively, and options to purchase 52,051 of our Class A common stock were cancelled in 2001. All options granted have an exercise price of $25.25, representing the Board's estimated fair value of our

                         JOSTENS, INC. AND SUBSIDIARIES
common stock at the time of grant. Options granted in 2001 vest over three years on the anniversary of the grant date. Options granted in 2000 vest upon the seventh anniversary of the grant with the possibility of accelerated vesting in one-fifth increments upon Jostens meeting or exceeding target cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") for each of the five calendar years from the date of grant. The stock option plan also provides for vesting of certain percentages of the options in the event of an initial public offering or approved sale as defined in the stock option plan. Options issued pursuant to the plan expire on the thirtieth day following the seventh anniversary of the grant date.

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

                                                    2001      2000     1999
                                                   -------  --------  -------
                                                    (In thousands, except
                                                       per-share data)
   Net income (loss) available to common
    shareholders
     As reported.................................. $(6,102) $(24,500) $43,179
     Pro forma.................................... $(6,723) $(22,137) $41,038
   Basic earnings (loss) per share
     As reported.................................. $ (0.68) $  (1.38) $  1.27
     Pro forma.................................... $ (0.75) $  (1.25) $  1.21
   Diluted earnings (loss) per share
     As reported.................................. $ (0.61) $  (1.38) $  1.27
     Pro forma.................................... $ (0.68) $  (1.25) $  1.20

   These figures reflect only the impact of grants since July 1, 1995 and reflect only part of the possible compensation expense that we would amortize over the vesting period of the grants. In future years, therefore, the effect on net income and earnings per share may differ from those shown above.

   The weighted average fair value of options granted in 2001, 2000 and 1999 was $7.66, $9.04 and $6.72 per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

                                                               2001  2000  1999
                                                               ----  ----  ----
   Risk-free rate............................................  4.8%  4.9%  6.7%
   Dividend yield............................................  0.0%  0.0%  3.9%
   Volatility factor of the expected market price of Jostens'
    common stock.............................................   20%   20%   37%
   Expected life of the award (years)........................  7.0   7.0   5.0

                         JOSTENS, INC. AND SUBSIDIARIES

   The following table summarizes stock option activity:

                                      Weighted-
                                       average
                            Shares  exercise price
                            ------  --------------
                            (Shares in thousands)
   Outstanding at January
    2, 1999................  2,900      $22.69
   Granted.................    776       22.66
   Exercised...............    (53)      18.51
   Cancelled...............   (453)      24.85
                            ------      ------
   Outstanding at January
    1, 2000................  3,170       22.44
   Granted.................    531       25.25
   Exercised...............    (23)      19.10
   Cancelled...............   (141)      31.63
   Settled for cash in the
    merger and
    recapitalization....... (3,006)      21.95
                            ------      ------
   Outstanding at December
    30, 2000...............    531       25.25
   Granted.................     73       25.25
   Cancelled...............    (52)      25.25
                            ------      ------
   Outstanding at December
    29, 2001...............    552      $25.25
                            ======      ======

   The weighted average remaining contractual life of the options at December 29, 2001 was approximately 5.6 years. At December 29, 2001 and December 30, 2000 all outstanding options had an exercise price of $25.25 and 95,939 and 106,149 options, respectively, were exercisable.

   In connection with the merger and recapitalization, we further provided that, in the event of either a sale of Jostens or a public offering of our securities, we may grant to certain executives options to purchase 1% of our common stock on a fully diluted basis. The ultimate terms of these options will be dependent upon certain facts and circumstances at the date of grant.

 Restricted Stock Awards

   Prior to the merger and recapitalization, we had a stock incentive plan under which eligible employees were awarded restricted shares of our common stock. Awards would generally vest from three to five years, subject to continuous employment and certain other conditions. The awards were recorded at market value on the date of the grant as unearned compensation and amortized over the vesting period. In connection with the merger and recapitalization in 2000, the restricted stock awards that were outstanding became fully vested and, as a result, we incurred a compensation charge of $1.0 million which is included in transaction costs on the Consolidated Statement of Operations. Amortization of unearned compensation expense in 1999 was $629,000.

 Stock Loan Program

   In connection with the merger and recapitalization, we adopted a new stock loan program to loan a total of $2.0 million to five members of senior management in individual amounts to refinance up to 100% of their outstanding loans existing at the time of the transaction. The proceeds of the loans were used to purchase shares of our common stock. Loans made under the stock loan program bear interest at our cost of funds under our new senior secured credit facility and are recourse loans. The loans are due May 10, 2005 with interest rates set annually. The loans are collateralized by the shares of stock owned by such individuals, and each individual has entered into a pledge agreement and has executed a secured promissory note. During 2001, one of the loans was repaid in connection with the departure of a member of senior management. At December 29, 2001 and December 30, 2000, there were $1.4 million and $1.8 million of these loans outstanding. The outstanding balance of these loans is classified as a reduction in shareholders' equity (deficit) on our Consolidated Balance Sheet.

                         JOSTENS, INC. AND SUBSIDIARIES

13. Business Segments

   During 2001, 2000 and 1999, we operated two major business segments: School Products and Recognition. School Products manufactures and markets school-related affinity products primarily for the high school and college markets. Recognition manufactured and supplied corporate-based affinity products that provided organizations with programs to recognize and reward employee service and achievement. In December 2001, we exited the Recognition business and sold certain assets to a current supplier (see Note 2). The results of the Recognition business are reflected as discontinued operations in our Consolidated Statement of Operations for all periods presented. As a result of discontinuing the Recognition business, we now operate one business segment and, therefore, have restated prior year information for continuing operations to include unallocated corporate expenses previously presented as "Other" in our segment information.

 Net Sales by Product and Geographical Information

                                                      2001     2000     1999
                                                    -------- -------- --------
                                                          (In thousands)
   Net Sales by Classes of Similar Products or
    Services
   Printing & publishing, primarily yearbooks...... $299,856 $288,255 $270,186
   Jewelry, primarily class rings..................  204,243  204,787  207,374
   Graduation products.............................  181,885  183,592  174,151
   Photography.....................................   50,576   47,729   46,297
   Other...........................................      --       234    3,478
                                                    -------- -------- --------
   Consolidated.................................... $736,560 $724,597 $701,486
                                                    ======== ======== ========
   Net Sales by Geographic Area
   United States................................... $697,484 $684,222 $661,846
   Other, primarily Canada.........................   39,076   40,375   39,640
                                                    -------- -------- --------
   Consolidated.................................... $736,560 $724,597 $701,486
                                                    ======== ======== ========
   Net Property and Equipment and Intangibles by
    Geographic Area
   United States................................... $ 78,895 $ 93,212 $ 98,858
   Other, primarily Canada.........................    3,556    3,795    4,677
                                                    -------- -------- --------
   Consolidated.................................... $ 82,451 $ 97,007 $103,535
                                                    ======== ======== ========

14. Commitments and Contingencies

 Forward Purchase Contracts

   To manage the risk associated with gold price changes, on an annual basis we simultaneously set our pricing to customers and enter into gold forward contracts based upon the estimated ounces needed to satisfy customer requirements. These forward purchase contracts are considered normal purchases and sales and not subject to the requirements of SFAS 133. At December 29, 2001, we had open forward contracts of $7.9 million to purchase gold that mature at various times in 2002.

 Leases

   We lease buildings, equipment and vehicles under operating leases. Future minimum rental commitments under noncancellable operating leases are $3.1 million, $2.2 million, $1.2 million and $0.1 million in 2002, 2003, 2004 and 2005, respectively. Rent expense was $3.5 million, $3.4 million and $4.4 million in 2001, 2000 and 1999, respectively.

                         JOSTENS, INC. AND SUBSIDIARIES

 Environmental

   As part of our environmental management program, we are involved in various environmental remediation activities. As sites are identified and assessed in this program, we determine potential environmental liabilities. Factors considered in assessing liability include, but are not limited to: whether we have been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology. As of the end of 2000, we had identified three sites requiring further investigation. During 2001, we received notification that no further investigation or remediation is required at one of the sites identified. Furthermore, we have not been designated as a potentially responsible party at either of the other sites.

   In 1996, we assessed the likelihood that a loss had been incurred at one of these sites as probable based on findings included in remediation reports and from discussions with legal counsel. As of the end of 2001, we had made payments of $6.1 million for remediation, and at December 29, 2001, $2.1 million was accrued and is included in "other accrued liabilities" on our Consolidated Balance Sheet. During 2001, we received reimbursement from our insurance carrier in the amount of $2.7 million, net of legal costs. While we may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable. No assets for potential recoveries were established as of the end of fiscal 2001. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

 Litigation

   A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. ("Epicenter"), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff is claiming damages of approximately $3.0 million to $10.0 million under various theories and differing sized relevant markets. Epicenter waived its right to a jury, so the case was tried before a judge in U.S. District Court in Orange County, California where trial concluded on April 24, 2001. We await a written decision from the Court. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

   The long-standing dispute with Ernst & Young LLP regarding implementation of a company wide enterprise resource planning ("ERP") system was heard by a three-arbitrator panel in Minneapolis, Minnesota in December 2001. During 2002, the arbitration panel issued its award granting Ernst & Young LLP's claim for payment of its remaining unpaid consulting fees and costs of the arbitration, and denied our counterclaim. The result is not material to our consolidated results of operations, cash flows and financial position.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Executive officers and directors of Jostens as of March 1, 2002 are as follows:

           Name         Age                       Title
           ----         ---                       -----
   Robert C. Buhrmaster  54 Chairman of the Board, President and Chief
                            Executive Officer
   John A. Feenan        41 Senior Vice President and Chief Financial Officer
   Carl H. Blowers       62 Senior Vice President--Manufacturing
   Michael L. Bailey     46 Senior Vice President--School Solutions
   Gregory S. Lea        49 Vice President--Photo/International and Business
                            Ventures
   Paula R. Johnson      54 Vice President, General Counsel and Corporate
                            Secretary
   Steven A. Tighe       50 Vice President--Human Resources
   Andrew W. Black       39 Vice President and Chief Information Officer
   John L. Larsen        44 Treasurer
   James O. Egan         53 Director
   Charles K. Marquis    59 Director
   Steven G. Puccinelli  43 Director
   Robert G. Sharp       36 Director
   David A. Tayeh        35 Director

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

   John A. Feenan joined Jostens in November 2001 in his current position. Prior to joining Jostens, Mr. Feenan was Vice President and Chief Financial Officer of Mannington Mills. Prior to that, Mr. Feenan was Executive Vice President and Chief Financial Officer of Foamex International from June 1998 to August 1999. From January 1995 to June 1998, Mr. Feenan was a Divisional Chief Financial Officer, and then the Chief Financial Officer of U.S. Operations for Laporte plc.

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

   Paula R. Johnson joined Jostens in September 2001 in her current position. Prior to joining Jostens, Ms. Johnson spent 20 years with Honeywell Inc. in a variety of positions of increasing responsibility. Ms. Johnson was named a Vice President of Honeywell in 1994, and most recently was Vice President and Associate General Counsel--Home and Building Control.

   Steven A. Tighe joined Jostens in September 2000 in his current position. From January to September 2000, Mr. Tighe was Vice President of Human Resources at RealNetworks. From June 1997 to January 2000, Mr. Tighe was Senior Vice President of Human Resources, Communications & Corporate Services at Fortis Health. From June 1995 to June 1997, Mr. Tighe was Director of Human Resources at Cray Research and Sun MicroSystems. Sun MicroSystems acquired Cray Research in 1996.

   Andrew W. Black joined Jostens in September 2000 in his current position. Prior to joining Jostens, Mr. Black spent 6 years with Target Corporation where his most recent position was Information Systems Director.

   John L. Larsen joined Jostens in January 1998 as Director of Corporate Development. He was named to his current position in July 2001. From June 1994 to December 1997, Mr. Larsen was a director in the Corporate Finance group with Arthur Andersen LLP in Minneapolis.

   James O. Egan became one of our directors upon consummation of the recapitalization. Mr. Egan has been an executive of Investcorp or one or more of its wholly owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Egan was a partner in the accounting firm of KPMG from October 1997 to December 1998. From May 1996 to September 1997, Mr. Egan was a Senior Vice President and Chief Financial Officer of Riverwood International, a paperboard, packaging and machinery company. Prior to that, Mr. Egan was a partner in the accounting firm of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Mr. Egan is a director of CSK Auto Corporation, Harborside Healthcare Corporation, IWO Holdings, Inc., and Werner Holding Co.
(DE), Inc.

   Charles K. Marquis became one of our directors upon consummation of the recapitalization. Mr. Marquis has been a senior advisor to Investcorp or one or more of its wholly owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Marquis is a director of CSK Auto Corporation, Tiffany & Co. and Werner Holding Co. (DE), Inc.

   Steven G. Puccinelli became one of our directors in July 2000. Mr. Puccinelli has been an executive of Investcorp or one or more of its wholly owned subsidiaries since July 2000. Prior to joining Investcorp, Mr. Puccinelli was a Managing Director at Donaldson, Lufkin & Jenrette.

   Robert G. Sharp became one of our directors upon consummation of the recapitalization. Mr. Sharp has been an executive of DB Capital Partners, Inc., the general partner of DB Capital Investors, since October 1999. Prior to joining DB Capital Partners, Mr. Sharp was an executive at Investcorp or one or more of its wholly owned subsidiaries. Mr. Sharp is a director of Displaytech, Inc., GlobalSight Corporation, NationsRent, Inc., PC On Call and Stratus Computer Systems International S.A.

   David A. Tayeh became one of our directors upon consummation of the recapitalization. Mr. Tayeh has been an executive of Investcorp or one or more of its wholly owned subsidiaries since February 1999. Prior to joining Investcorp, Mr. Tayeh was a Vice President in investment banking at Donaldson, Lufkin & Jenrette.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Officers and directors of Jostens are not subject to Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

 SUMMARY COMPENSATION TABLE

   The following table sets forth the cash and non-cash compensation for 2001, 2000 and 1999 awarded to or earned by the Chief Executive Officer, the four other most highly compensated executive officers and one former executive officer of Jostens.

                                                       Long-term
                                   Annual compensation     compensation awards
                                  ----------------------  ---------------------
                                                          Restricted Securities
Name and principal                                          stock    underlying    All other
position                          Year  Salary  Bonus (1) awards (2)  options   compensation (3)
------------------                ---- -------- --------  ---------- ---------- ---------------
Robert C. Buhrmaster,             2001 $593,654 $239,040   $    --        --      $      --
Chairman of the Board, President  2000  561,808  785,752        --    290,103      3,047,224
and Chief Executive Officer       1999  536,154  273,266    243,873   100,000            --

Carl H. Blowers,                  2001 $332,448 $126,031   $    --        --      $      --
Senior Vice President--           2000  308,617  574,813        --     48,351        290,182
Manufacturing                     1999  296,471  124,524    115,909    25,000            --

Michael L. Bailey                 2001 $277,633 $100,828   $    --        --      $      --
Senior Vice President--           2000  260,385  624,200        --     77,361        333,999
School Solutions (4)              1999  219,029   82,486     66,244    35,000            --

Gregory S. Lea                    2001 $217,030 $ 74,633   $    --        --      $   40,921
Vice President--                  2000  203,798  405,959        --     36,680        379,417
Business Ventures (5)             1999  182,765   46,056     33,110    17,000            --

Steven A. Tighe                   2001 $204,039 $ 53,559   $    --      6,000     $   31,994
Vice President--                  2000   50,000   25,000        --      2,700         37,966
Human Resources (6)               1999      --       --         --        --             --

William N. Priesmeyer,            2001 $151,684 $    --    $    --        --      $2,085,615
Senior Vice President and         2000  278,891  929,701        --     48,351        285,337
Chief Financial Officer (7)       1999  262,490  153,536    120,144    50,000            --

--------
(1) Amounts in 2001 include payments under the Performance Pays bonus program as follows: Mr. Buhrmaster, not eligible; Mr. Blowers, $9,641; Mr. Bailey, $8,051; Mr. Lea, $6,294; Mr. Tighe $5,917; and Mr. Priesmeyer, not eligible. Amounts in 2000 include additional compensation approved by the Jostens board of directors for Messrs. Buhrmaster, Blowers, Bailey, Lea and Priesmeyer, for services rendered in connection with our transition to new ownership, including managing the transition process from financial reporting, public relations and sales and marketing perspectives, in an amount equal to $2.5 million in aggregate. The additional compensation was allocated as follows: Messrs. Buhrmaster, $500,000; Blowers, $400,000; Bailey, $500,000; Lea, $300,000 and Priesmeyer, $800,000. In addition, amounts in 2000 include payments under the Performance Pays bonus program as follows: Mr. Buhrmaster, not eligible; Mr. Blowers, $10,853; Mr. Bailey, $10,800; Mr. Lea, $8,344 and Mr. Priesmeyer, $11,278. Amounts in 1999 include payments under the Performance Pays bonus program as follows:
     Mr. Buhrmaster, not eligible; Mr. Blowers, $10,969; Mr. Bailey, $8,104; Mr. Lea, $6,762 and Mr. Priesmeyer, $9,712.
(2) Amounts in 1999 include awards of restricted stock (valued as of the grant date) under the Executive Stock Purchase Program. In 2000, all restricted shares were redeemed for $25.25 per underlying share. The total number of restricted stock holdings and amounts paid to the named officers are as follows: Mr. Buhrmaster, 10,135 shares redeemed for $255,908; Mr. Blowers, 4,817 shares redeemed for $121,629; Mr. Bailey, 2,753 shares redeemed for $69,513; Mr. Lea, 1,376 shares redeemed for $34,744 and Mr. Priesmeyer, 5,673 shares redeemed for $143,243.

(3) Amounts in 2001 for Mr. Lea and Mr. Tighe include miscellaneous perquisites, including $15,946 for the use of the corporate jet for Mr. Lea and $12,608 automobile reimbursement for Mr. Tighe. Amount in 2001 for Mr. Priesmeyer includes a lump sum severance payment of $1,706,683, payment for the repurchase of his common shares in the amount of $344,347 and other miscellanous perquisites. Amounts in 2000 include the redemption of options at $25.25 per underlying share less the applicable option exercise price. The number of option share holdings and amounts paid to the named officers are as follows: Mr. Buhrmaster, 601,000 shares in the amount of $3,047,224; Mr. Blowers, 134,000 shares in the amount of $290,182; Mr. Bailey, 130,750 shares in the amount of $333,999; Mr. Lea, 113,740 shares in the amount of $379,417 and Mr. Priesmeyer, 156,000 shares in the amount of $285,337. Amounts in 2000 for Mr. Tighe include reimbursement of moving expenses in the amount of $35,567.
(4) Mr. Bailey joined Jostens in 1978. He was appointed to his current position in February 2000.
(5) Mr. Lea joined Jostens in 1993. He was appointed to his current position in February 2000.
(6) Mr. Tighe joined Jostens in his current position in September 2000.
(7) Mr. Priesmeyer resigned from Jostens in July 2001. Pursuant to a separation agreement, Mr. Priesmeyer received a lump sum payment in July 2001, and will receive certain benefits through June 2003.

Option Grants in the Last Fiscal Year

   In connection with the merger and recapitalization, we adopted a new employee stock option plan to purchase shares of Class A common stock. The number of shares available to be awarded under the new stock option plan is 676,908. The stock option plan is administered by the Compensation Committee of the Board of Directors, which designates the amount, timing and other terms and conditions applicable to the option awards. Under the stock option plan, prior to a public offering, an optionee has certain rights to put to us, and we have certain rights to call from the optionee vested stock options. At the time of the transaction, options to purchase 502,846 of our Class A common stock were granted to five members of senior management. Subsequently, options to purchase 27,900 and 72,850 of our Class A common stock were granted on November 15, 2000 and July 13, 2001, respectively, and options to purchase 52,051 of our Class A common stock were cancelled in 2001. All options granted have an exercise price of $25.25, representing the Board's estimated fair value of our common stock at the time of grant. Options granted in 2001 vest over three years on the anniversary of the grant date. Options granted in 2000 vest upon the seventh anniversary of the grant with the possibility of accelerated vesting in one-fifth increments upon Jostens meeting or exceeding target cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") for each of the five calendar years from the date of grant. The stock option plan also provides for vesting of certain percentages of the options in the event of an initial public offering or approved sale as defined in the stock option plan. Options issued pursuant to the plan expire on the thirtieth day following the seventh anniversary of the grant date.

   The following table sets forth stock options granted to one member of senior management in 2001.

                                    Individual Grants
                      ----------------------------------------------
                        Number of    % of total
                        securities    options
                        underlying   granted to Exercise             Grant date
                         options     employees    price   Expiration  present
Name                  granted (#)(1)  in 2001   ($/share)    date    value (2)
----                  -------------- ---------- --------- ---------- ----------
Steven A. Tighe......     6,000         8.2%     $25.25   8/12/2008   $52,140

--------
(1) Such option is exercisable annually as to one-third of the total number of shares, commencing July 13, 2002.
(2) The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: an expected life of seven years, no dividend yield, expected volatility of 20% and a risk-free interest rate of 4.8%.

 Aggregated Option Exercises in Fiscal Year 2001 and Fiscal Year End Option
 Values

   The following table sets forth information concerning the aggregate number of exercisable and unexercisable options held as of the end of 2001. No options were exercised in 2001 by the named executive officers.

                              Number of securities              Value of unexercised
                         underlying unexercised options        In-the-money options at
                             at fiscal year end 2001          fiscal year end 2001 (1)
                         ----------------------------------   -------------------------
Name                      Exercisable       Unexercisable     Exercisable Unexercisable
----                      -----------      ----------------   ----------- -------------
Robert C. Buhrmaster....           58,021             232,082    $--          $--
Carl H. Blowers.........            9,670              38,681     --           --
Michael L. Bailey.......           15,472              61,889     --           --
Gregory S. Lea..........            7,736              30,944     --           --
Steven A. Tighe.........              --                6,000     --           --
William N. Priesmeyer...              --                  --      --           --

--------
(1) Currently, there is no established public trading market for our common shares. None of these options are considered to be in-the-money for purposes of this table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Messrs. Buhrmaster, Egan, Marquis, and Puccinelli were members of the Compensation Committee in 2001. Only Mr. Buhrmaster served as an officer of Jostens during 2001.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

 Management Bonus Arrangements

   In connection with the merger and recapitalization, we established a Management Shareholder Bonus Plan providing for an annual bonus to be paid to Messrs. Buhrmaster, Bailey, Blowers and Lea. Based upon achievements of specific EBITDA targets, Mr. Buhrmaster will be entitled to a standard bonus equal to 60% of his base salary. No bonus will be paid to Mr. Buhrmaster if Jostens fails to achieve specified performance levels. Based upon achievements of specific EBITDA targets, Messrs. Bailey, Blowers and Lea will be entitled to a standard bonus as determined by the Chief Executive Officer and approved by the Board of Directors. Similarly, no bonus will be paid to them if Jostens fails to achieve specified minimum performance levels.

   In connection with the merger, we further provided that, in the event of either a sale of Jostens or a public offering of our securities, we may grant to Messrs. Buhrmaster, Bailey, Blowers and Lea options to purchase 1% of our common stock on a fully diluted basis, without taking into account any shares issued following the merger, other than any shares issued upon exercise of the options granted under our stock option plan, and without taking into account any shares issued upon exercise of warrants issued to purchasers of the redeemable preferred stock. The ultimate terms of these options will be dependent upon certain facts and circumstances at the date of grant. In the event of a sale of Jostens, the options would be immediately exercisable. In the event of a public offering of our securities, the options would be exercisable for a period of two years beginning one year after the date of the public offering. In either case, the options will be exercisable only if Investcorp realizes a specified rate of return in such transaction on its investment in Jostens. In either case, we will allocate such options among Messrs. Buhrmaster, Bailey, Blowers and Lea provided that each is still employed by us at the time of such sale or offering, based upon the recommendation of our Chief Executive Officer, subject to the approval of our Board of Directors.

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

 Termination of Employment

   In June of 2001, we entered into a separation agreement with William N. Priesmeyer. The terms of the agreement provide Mr. Priesmeyer with a lump sum severance payment of $1,706,683. Additionally, the agreement provided Mr. Priesmeyer with medical/dental benefits and perquisites continuation through the earlier of the commencement of his new full time employment or June 30, 2003.

JOSTENS RETIREMENT PLANS

   We maintain a non-contributory pension plan, Pension Plan D (Plan D), which provides benefits for substantially all salaried employees. Retirement income benefits are based upon a participant's highest average annual cash compensation (base salary plus annual bonus, if any) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security-covered compensation table in effect at termination.

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

--------
(1) The following individuals named in the Summary Compensation Table have the respective number of years of service under Plan D: Mr. Buhrmaster, 9.1 years; Mr. Blowers, 5.6 years; Mr. Bailey, 23.5 years including sales service of 6.5 years; Mr. Lea, 8.1 years and Mr. Tighe 1.3 years.

   We also maintain a non-contributory supplemental pension plan for corporate vice presidents. Under the plan, vice presidents who retire after age 55 with at least seven full calendar years of service as a corporate vice president are eligible for a benefit equal to 1% of final base salary for each full calendar year of service, up to a maximum of 30%. Only service after age 30 is recognized in the plan. The calculation of benefits is frozen at the levels reached at age 60. If they continue in their current positions at their current levels of compensation and retire at age 60, the estimated total annual pension amounts from this plan for Messrs. Buhrmaster, Bailey, Lea and Tighe would be $84,000, $41,918, $35,342 and $22,550, respectively. Mr. Blowers waived his eligibility in this plan. Mr. Priesmeyer waived his benefits under the plan pursuant to his separation agreement.

DIRECTORS FEES

   We do not pay any remuneration to our employees or to executives of Investcorp or its co-investors for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   We are authorized to issue shares of six classes of common stock, each with a par value of $0.01 per share except for the Class A common stock which has a par value of $0.33 1/3 per share. The classes of common stock consist of Class A common stock, Class B common stock, Class C common stock, Class D common stock, Class E common stock and undesignated common stock. Class A common stock, Class D common stock and undesignated common stock are the only classes of common stock that have a right to vote. Holders of Class B common stock, Class C common stock and Class E common stock do not have any voting rights, except that the holders of such classes of common stock have the right to vote as a class to the extent required under the laws of the State of Minnesota. Furthermore each issued and outstanding share of Class E common stock will be convertible at the option of the holder thereof into one share of Class A common stock at any time commencing 30 days after the original date of issuance of such share of Class E common stock.

   Holders of Class A common stock and undesignated common stock of the Company are entitled to one vote per share, and holders of Class D common stock are entitled to 306.55 votes per share, in each case on all matters as to which shareholders may be entitled to vote pursuant to the Minnesota Business Corporation Act.

   Investcorp and its co-investors (other than DB Capital Investors and First Union Leveraged Capital) beneficially own all of the outstanding Class D common stock, constituting approximately 68 % of our voting power. DB Capital Investors, First Union Leveraged Capital, Northwestern Mutual Life Insurance Company and our pre-merger shareholders, including certain members of management, beneficially own all of the outstanding Class A common stock, constituting the remainder of our voting power. In addition, Investcorp and its co-investors, other than DB Capital Investors and First Union Leveraged Capital, own 5,300,000 shares of Class B common stock and 811,020 shares of Class C common stock.

   The following table sets forth certain information regarding the beneficial ownership of our voting stock as of March 1, 2002. The table sets forth, as of that date:

  . each person whom we know to be a beneficial owner of more than 5% of any class of our voting stock;

  .  each person who was a named executive officer of Jostens;

  .  all of our directors and executive officers as a group;

  .  other persons as required.

   None of our directors or executive officers own shares of our Class D common stock. Unless otherwise indicated, we believe each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Except as set forth in the table, none of our executive officers beneficially owns shares of our common stock.

                                         Options       Common stock   Percentage
Name and address of       Number of    exercisable     beneficially    of class
beneficial owner (1)       shares   within 60 days (2)  owned (4)   outstanding (5)
--------------------      --------- ------------------ ------------ ---------------
                               CLASS A COMMON STOCK
                       (approximately 32% of Voting Power)
DB Capital Investors,
 L.P. (3)...............  2,003,679          --         2,003,679         70.7%
First Union Leveraged
 Capital (3)............    198,019          --           198,019          7.0%
Northwestern Mutual Life
 Insurance Company (3)..    463,682          --           463,682         16.4%
Robert C. Buhrmaster
 (3)....................     93,205       58,021          151,226          5.3%
Carl H. Blowers (3).....     50,858        9,670           60,528          2.1%
Michael L. Bailey (3)...     15,913       15,472           31,385          1.1%
Gregory S. Lea (3)......      9,522        7,736           17,258           --
All directors and
 executive officers as a
 group, including
 certain of the persons
 named above
 (14 persons)...........    169,498       91,979          261,477          9.2%
                               CLASS D COMMON STOCK
                       (approximately 68% of Voting Power)
INVESTCORP S.A. (6)
 (7)....................     20,000          --            20,000        100.0%
SIPCO Limited (7).......     20,000          --            20,000        100.0%
CIP Limited (7).........     18,400          --            18,400         92.0%
Ballet Limited (7)......      1,840          --             1,840          9.2%
Denary Limited (7)......      1,840          --             1,840          9.2%
Gleam Limited (7).......      1,840          --             1,840          9.2%
Highlands Limited (7)...      1,840          --             1,840          9.2%
Nobel Limited (7).......      1,840          --             1,840          9.2%
Outrigger Limited (7)...      1,840          --             1,840          9.2%
Quill Limited (7).......      1,840          --             1,840          9.2%
Radial Limited (7)......      1,840          --             1,840          9.2%
Shoreline Limited (7)...      1,840          --             1,840          9.2%
Zinnia Limited (7)......      1,840          --             1,840          9.2%
Investcorp Investment
 Equity Limited (7).....      1,600          --             1,600          8.0%

--------
(1) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting of, such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security.
(2)  Represents options exercisable within 60 days from March 1, 2002.
(3) The address for DB Capital Investors, L.P. is 31 West 52nd Street, 26th Floor, New York, New York 10019. The address for First Union Leveraged Capital is One First Union Center, 5th Floor, 301 South College Street, Charlotte, North Carolina 28288. The address for Northwestern Mutual Life Insurance Company is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202. The address of each other person listed in the table as a holder of our Class A Common Stock is c/o Jostens, Inc., 5501 Norman Center Drive, Minneapolis, Minnesota 55437.
(4) This number includes shares of stock that are subject to securities exercisable or convertible within 60 days of March 1, 2002.
(5)  Less than 1% unless otherwise indicated.
(6) Investcorp does not directly own any of our stock. The number of shares of stock shown as owned by Investcorp includes all of the shares owned by Investcorp Investment Equity Limited (see note (7) below). Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the
    beneficial owners of these entities (see note (7) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and deposition of Jostens' voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.
(7) Investcorp Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. CIP Limited ("CIP") owns no stock of Jostens. CIP indirectly owns less than 0.1% of the stock of each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited. CIP may be deemed to share beneficial ownership of the shares of Jostens' voting stock held by such entities because CIP acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Jostens' voting stock. Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

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

   Pursuant to the merger agreement, for six years after the closing date of the merger, we agreed to indemnify and hold harmless our present and former officers and directors for acts or omissions occurring before the completion of the merger to the extent provided under our articles of incorporation and by-laws in effect on the date of the merger agreement. In addition, all indemnification agreements with any current or former directors, officers and employees of Jostens or any subsidiary will survive the merger and terminate as provided in such agreements. For six years after the completion of the merger, Jostens will provide officers' and directors' or fiduciary liability insurance for acts or omissions occurring before the completion of the merger covering each such person currently covered by our officers' and directors' or fiduciary liability insurance policy on terms with respect to coverage and amount no less favorable than those in effect on the date of the merger agreement, provided that the cost of such insurance does not exceed 200% of the most recent annual premium paid by us.

   Pursuant to the merger agreement, Messrs. Buhrmaster, Blowers, Bailey and Lea retained shares of our common stock as follows:


   Name                                                         Number of Shares
   ----                                                         ----------------
   Robert C. Buhrmaster........................................      93,205
   Carl H. Blowers.............................................      41,858
   Michael L. Bailey...........................................      15,913
   Gregory S. Lea..............................................       9,522
                                                                    -------
   Total.......................................................     160,498
                                                                    =======

   In addition, Mr. William Priesmeyer retained 28,034 shares of our common stock at the time of the merger. All of Mr. Priesmeyer's shares were repurchased by us at the time of Mr. Priesmeyer's termination of employment.

   These shares were redesignated as Class A common stock as of the effective time of the merger, the same designation as the shares of common stock retained by other existing Jostens shareholders. All other shares held by Messrs. Buhrmaster, Priesmeyer, Blowers, Bailey and Lea were exchanged in the merger for $25.25 in cash.

   We have entered into management shareholder agreements with each of Messrs. Buhrmaster, Bailey, Blowers and Lea. Each agreement allows us to repurchase shares of our common stock from the executive in the event the executive ceases to be employed by us at any time prior to a public offering of our common stock. In addition, in the event of termination of employment under specified circumstances, the executive has the right to require an affiliate of Investcorp to repurchase his shares of common stock. The management shareholder agreements grant to the executives piggyback registration rights in connection with a registration statement filed by us with respect to our common equity securities following an initial public offering of our common stock. The agreements also impose restrictions on each executive's ability to sell shares in connection with or following an initial public offering.

 Stock Loan Program

   In connection with the merger and recapitalization, we adopted a new stock loan program to loan a total of $2.0 million to five members of senior management in individual amounts to refinance up to 100% of their outstanding loans existing at the time of the transaction. The proceeds of the loans were used to purchase shares of our common stock. Loans made under the stock loan program bear interest at our cost of funds under our new revolving credit facility and are recourse loans. The loans are due May 10, 2005 with interest rates set annually. The loans are collateralized by the shares of stock owned by such individuals, and each individual has entered into a pledge agreement and has executed a secured promissory note. At December 29, 2001, there were $1.4 million of these loans outstanding. The principal amounts of loans to the named executive officers are: Mr. Buhrmaster: $1,010,025; Mr. Bailey: $291,158 and Mr. Lea: $105,318. Mr. Blowers does not have a loan outstanding. Mr. Priesmeyer's loan was repaid from the proceeds of the repurchase of his shares by Jostens.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

  (1)  Financial Statements

    Report of Independent Auditors

    Consolidated Statements of Operations for 2001, 2000 and 1999

    Consolidated Balance Sheets as of December 29, 2001 and December 30,
       2000

    Consolidated Statements of Cash Flows for 2001, 2000 and 1999

    Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income (Loss) for 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

  (2)  Financial Statement Schedules

    Report of Independent Accountants

    Schedule II Valuation and Qualifying Accounts

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

    10.3  Purchase Agreement, dated May 10, 2000, for 14 % Senior
          Redeemable Payment In Kind Preferred Stock with Warrants to Purchase Shares of Class E Common Stock, between Jostens, Inc. and DB Capital Investors, L.P. Incorporated by reference to
          Exhibit 4.6 to Jostens' Form 8-K filed on May 25, 2000.

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

    10.30 Jostens, Inc. Executive Change in Control Severance Pay Plan First Declaration of Amendment, effective August 1, 1999. Incorporated by reference to Jostens' Report on Form 10-Q for the quarterly period ended October 2, 1999. *

    10.31 Form of Contract entered into with respect to Executive Supplemental Retirement Plan Incorporated by reference to Jostens' Registration Statement on Form 8 dated May 2, 1991. *

    10.32 Separation Agreement, dated as of June 18, 2001, between Jostens, Inc. and Mr. William N. Priesmeyer. Incorporated by reference to Jostens' Report on Form 10-Q for the quarterly period ended June 30, 2001. *

    12     Computation of Ratio of Earnings to Fixed Charges

    21     List of Jostens' subsidiaries.

(b)  Reports on Form 8-K

     Press release issued by Jostens on December 4, 2001 announcing our decision to exit from the Recognition business.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 14 (c) of this annual report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2002.

                                         JOSTENS, INC.

                                                /s/ Robert C. Buhrmaster
                                         By ___________________________________
                                                  Robert C. Buhrmaster
                                            Chairman of the Board, President
                                              and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 25, 2002 in the capacities indicated.

             Signature                                   Title

    /s/ Robert C. Buhrmaster
____________________________________     Chairman of the Board, President and
      Robert C. Buhrmaster                Chief Executive Officer

    /s/ John A. Feenan
____________________________________     Senior Vice President and Chief
      John A. Feenan                      Financial Officer (Chief Accounting
                                          Officer)

    /s/ James O. Egan
____________________________________     Director
      James O. Egan

    /s/ Charles K. Marquis
____________________________________     Director
      Charles K. Marquis

    /s/ Steven G. Puccinelli
____________________________________     Director
      Steven G. Puccinelli

    /s/ Robert G. Sharp
____________________________________     Director
      Robert T. Sharp

    /s/ David A. Tayeh
____________________________________     Director
      David A. Tayeth

                       Report of Independent Accountants

To the Board of Directors of Jostens, Inc.:

   Our audits of the consolidated financial statements as of December 29, 2001 and December 30, 2000 and for the years then ended, referred to in our report dated February 7, 2002 appearing in the 2001 Annual Report on Form 10-K also included an audit as of December 29, 2001 and December 30, 2000, and for the years then ended, of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein as of December 29, 2001 and December 30, 2000 and for the years then ended, when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 7, 2002

Schedule II--Valuation and Qualifying Accounts

Jostens, Inc. and subsidiaries

                                         Additions
                                    --------------------
                                                Charged
                           Balance  Charged to to other                 Balance
                          beginning costs and  accounts-   Deductions-  end of
                          of period  expenses  describe     describe    period
                          --------- ---------- ---------   -----------  -------
                                            (In thousands)
Reserves and allowances deducted from asset
 accounts:
  Allowances for
   uncollectible
   accounts:
    Year ended December
     29, 2001............  $4,361    $ 1,677     $(295)(1)   $ 2,086(2) $3,657
    Year ended December
     30, 2000............  $5,775    $ 2,712     $ --        $ 4,126(2) $4,361
    Year ended January 1,
     2000................  $7,308    $ 1,882     $ --        $ 3,415(2) $5,775
  Allowances for sales
   returns:
    Year ended December
     29, 2001............  $6,360    $17,832     $(110)(1)   $18,355(3) $5,727
    Year ended December
     30, 2000............  $7,130    $18,203     $ --        $18,973(3) $6,360
    Year ended January 1,
     2000................  $5,500    $22,527     $ --        $20,897(3) $7,130
  Sales person overdraft
   reserves:
    Year ended December
     29, 2001............  $5,568    $ 3,046     $(549)(1)   $ 1,168(2) $6,897
    Year ended December
     30, 2000............  $6,332    $ 1,116     $ --        $ 1,880(2) $5,568
    Year ended January 1,
     2000................  $7,061    $ 2,500     $ --        $ 3,229(2) $6,332

--------
(1) Effects of reclassifying Jostens Recognition business as discontinued operations.
(2)  Uncollectible accounts written off, net of recoveries.
(3)  Returns processed against reserve.