Form 10-Q
period 2002-03-30
JOSTENS INC
filed 2002-05-13
CIK 54050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 30, 2002

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5064

                                  Jostens, Inc.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Minnesota                                  41-0343440
----------------------------------------   ------------------------------------
(State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification number)

5501 Norman Center Drive,
Minneapolis, Minnesota                     55437
----------------------------------------   ------------------------------------
(Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code: (952) 830-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

On May 10, 2002, there were 8,962,564 shares of the Registrant's common stock outstanding.

                         Jostens, Inc. and Subsidiaries

Part I  Financial Information
-----------------------------
                                                                           Page
                                                                           ----
Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Statements of Operations for the three
        months ended March 30, 2002 and March 31, 2001                       3

        Condensed Consolidated Balance Sheets as of March 30, 2002,
        March 31, 2001 and December 29, 2001                                 4

        Condensed Consolidated Statements of Cash Flows for the three
        months ended March 30, 2002 and March 31, 2001                       5

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           12

Item 3. Quantitative and Qualitative Disclosures about Market Risk          16


Part II Other Information
-------------------------

Item 1. Legal Proceedings                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

Signatures                                                                  18

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Three months ended
                                                                 -----------------------------
                                                                 March 30,         March 31,
In thousands, except per-share data                                2002               2001
----------------------------------------------------------------------------------------------
Net sales                                                         $121,323           $117,064
Cost of products sold                                               47,707             45,926
----------------------------------------------------------------------------------------------
    Gross profit                                                    73,616             71,138
Selling and administrative expenses                                 67,011             67,115
----------------------------------------------------------------------------------------------
    Operating income                                                 6,605              4,023
Net interest expense                                                17,690             21,282
----------------------------------------------------------------------------------------------
    Loss from continuing operations before income taxes            (11,085)           (17,259)
Benefit from income taxes                                           (4,600)            (7,273)
----------------------------------------------------------------------------------------------
Loss from continuing operations                                     (6,485)            (9,986)
Loss from discontinued operations, net of tax                           --             (2,290)
----------------------------------------------------------------------------------------------
    Net loss                                                        (6,485)           (12,276)
Dividends and accretion on redeemable preferred shares              (2,783)            (2,418)
----------------------------------------------------------------------------------------------
    Net loss available to common shareholders                     $ (9,268)          $(14,694)
==============================================================================================

Loss per common share
    Basic
      Loss from continuing operations                             $  (1.03)          $  (1.38)
      Loss from discontinued operations                                 --              (0.25)
----------------------------------------------------------------------------------------------
        Basic loss per common share                               $  (1.03)          $  (1.63)
==============================================================================================

    Diluted
      Loss from continuing operations                             $  (1.03)          $  (1.38)
      Loss from discontinued operations                                 --              (0.25)
----------------------------------------------------------------------------------------------
        Diluted loss per common share                             $  (1.03)          $  (1.63)
==============================================================================================

Weighted average common shares outstanding
    Basic                                                            8,965              8,993
    Diluted                                                          8,965              8,993

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                           JOSTENS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                   ----------------------
                                                                                   March 30,    March 31,   December 29,
In thousands, except per-share data                                                  2002         2001         2001
-----------------------------------------------------------------------------------------------------------------------
                                       ASSETS
                                       ------
Current assets
Cash and cash equivalents                                                          $  62,228    $  53,143    $  43,100
Accounts receivable, net of allowance of $3,666, $3,899 and $3,657                    49,959       63,588       56,238
Inventories, net of reserve of $2,675, $4,469 and $2,089                             105,715      119,422       70,514
Deferred income taxes                                                                 19,964       17,995       19,964
Salespersons overdrafts, net of allowance of $6,623, $5,203 and $6,897                27,130       26,418       28,037
Prepaid expenses and other current assets                                              9,754        9,207        7,723
Current assets of discontinued operations                                                966           --        7,029
-----------------------------------------------------------------------------------------------------------------------
          Total current assets                                                       275,716      289,773      232,605
-----------------------------------------------------------------------------------------------------------------------
Other assets
Goodwill, net                                                                         14,562       17,323       14,260
Deferred financing costs, net                                                         26,425       31,581       27,476
Other                                                                                 33,270       29,017       32,075
-----------------------------------------------------------------------------------------------------------------------
          Total other assets                                                          74,257       77,921       73,811
-----------------------------------------------------------------------------------------------------------------------

Property and equipment                                                               270,692      285,604      267,255
Less accumulated depreciation                                                       (204,366)    (209,839)    (199,064)
-----------------------------------------------------------------------------------------------------------------------
          Property and equipment, net                                                 66,326       75,765       68,191
-----------------------------------------------------------------------------------------------------------------------
                                                                                   $ 416,299    $ 443,459    $ 374,607
=======================================================================================================================

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
                        -------------------------------------
Current liabilities
Customer deposits                                                                  $ 181,830    $ 166,418    $ 126,400
Interest payable                                                                      14,844       16,485       10,567
Current portion of long-term debt                                                     20,966       14,974       20,966
Other accrued liabilities                                                             93,355      114,348       98,605
Current liabilities of discontinued operations                                         9,888           --       16,511
-----------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                  320,883      312,225      273,049

Long-term debt - less current maturities, net of unamortized original
      issue discount of $17,852, $18,966 and $18,143                                 626,308      670,060      626,017
Other noncurrent liabilities including deferred tax liabilities of
      $4,035, $4,977 and $3,472                                                       15,063       14,989       15,628
-----------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                          962,254      997,274      914,694
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Redeemable preferred shares $.01 par value (liquidation preference: $76,079;
      authorized: 308 shares;  issued and outstanding: March 30, 2002 - 76;
      March 31, 2001 - 65; December 29, 2001 - 74                                     61,826       51,259       59,043
Preferred shares $.01 par value (authorized: 4,000 shares;  issued and outstanding in the form of redeemable preferred shares listed above:
      March 30, 2002 - 76; March 31, 2001 - 65: December 29, 2001 - 74;
      undesignated: 3,924)                                                                --           --           --

Shareholders' deficit
Common shares (note 6)                                                                 1,006        1,015        1,006
Additional paid-in-capital - warrants                                                 24,733       24,733       24,733
Officer notes receivable                                                              (1,660)      (1,775)      (1,407)
Accumulated deficit                                                                 (620,227)    (618,795)    (610,959)
Accumulated other comprehensive loss                                                 (11,633)     (10,252)     (12,503)
-----------------------------------------------------------------------------------------------------------------------
          Total shareholders' deficit                                               (607,781)    (605,074)    (599,130)
-----------------------------------------------------------------------------------------------------------------------
                                                                                   $ 416,299    $ 443,459    $ 374,607
=======================================================================================================================

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

                         JOSTENS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Three months ended
                                                                                       ------------------------------
                                                                                       March 30,           March 31,
In thousands                                                                             2002                2001
---------------------------------------------------------------------------------------------------------------------
Operating activities
Net loss                                                                                $ (6,485)           $(12,276)
Adjustments to reconcile net loss to net cash provided by
    operating activities
      Depreciation                                                                         5,730               6,485
      Amortization of debt discount and deferred financing costs                           1,342               2,032
      Other amortization                                                                     549                 816
      Other                                                                                 (267)               (278)
      Changes in assets and liabilities:
        Accounts receivable                                                                6,279               1,356
        Inventories                                                                      (35,201)            (28,192)
        Prepaid expenses and other current assets                                         (2,031)             (8,957)
        Accounts payable                                                                  (2,328)             (3,477)
        Accrued employee compensation and related taxes                                   (1,320)             (3,558)
        Commissions payable                                                                1,470               3,736
        Customer deposits                                                                 55,430              57,570
        Income taxes payable                                                              (3,763)             (6,319)
        Interest payable                                                                   4,277               6,389
        Other                                                                               (703)              2,440
---------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                      22,979              17,767
---------------------------------------------------------------------------------------------------------------------
Investing activities
Purchases of property and equipment                                                       (3,896)             (4,370)
Proceeds from sale of property and equipment                                                  45               3,954
Other investing activities, net                                                               --                 123
---------------------------------------------------------------------------------------------------------------------
           Net cash used for investing activities                                         (3,851)               (293)
---------------------------------------------------------------------------------------------------------------------
Financing activities
Net increase in bank overdrafts                                                               --               9,117
---------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                                          --               9,117
---------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                       19,128              26,591
Cash and cash equivalents, beginning of period                                            43,100              26,552
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                $ 62,228            $ 53,143
=====================================================================================================================

Supplemental information
Income taxes refunded                                                                   $    (28)           $ (2,387)
Interest paid                                                                           $ 11,657            $ 13,267

          The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries


1.   Basis of Presentation

We prepared our accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States of America can be condensed or omitted. Therefore, we suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2001 ("2001 Form 10-K"). The condensed consolidated balance sheet data as of December 29, 2001 were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the 2001 Form 10-K, our financial position, results of operations and cash flows for the periods presented. Certain balances have been reclassified to conform to the 2002 presentation.

2.   Earnings (Loss) Per Common Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares. Diluted earnings per share are computed by dividing net income
(loss) available to common shareholders by the weighted average number of outstanding common shares and common share equivalents. Common share equivalents include the dilutive effects of warrants and options.

During the first quarter of both 2002 and 2001, 1.0 million shares of common stock equivalents were excluded in the computation of loss per share as their effect would have been antidilutive.

3.   Comprehensive Loss

Comprehensive loss and its components, net of tax, are as follows:

                                                            Three months ended
                                                         -----------------------
                                                          March 30,    March 31,
In thousands                                                2002          2001
--------------------------------------------------------------------------------
Net loss                                                 $ (6,485)    $ (12,276)

Change in cumulative translation adjustment                    10        (1,106)
Transition adjustment relating to adoption of SFAS 133         --        (1,821)
Change in fair value of interest rate swap agreement          860        (1,134)
--------------------------------------------------------------------------------
                                                              870        (4,061)
--------------------------------------------------------------------------------
Comprehensive loss                                       $ (5,615)    $ (16,337)
================================================================================

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries


The following amounts were included in accumulated other comprehensive loss as of March 30, 2002:

                                                       Fair value   Accumulated
                                 Foreign     Minimum   of interest     other
                                 currency    pension    rate swap  comprehensive
In thousands                   translation  liability   agreement       loss
--------------------------------------------------------------------------------
Balance at December 29, 2001    $ (6,745)   $ (2,371)   $ (3,387)    $ (12,503)
Current period change                 10          --         860           870
--------------------------------------------------------------------------------
Balance at March 30, 2002       $ (6,735)   $ (2,371)   $ (2,527)    $ (11,633)
================================================================================

4.   Inventories

Inventories, net are comprised of the following:

                                          March 30,    March 31,   December 29,
In thousands                                2002         2001          2001
------------------------------------------------------------------------------
Raw material and supplies                $  10,599     $  16,400     $ 10,302
Work-in-process                             59,468        62,894       28,447
Finished goods                              35,648        40,128       31,765
------------------------------------------------------------------------------
Total inventories, net                   $ 105,715     $ 119,422     $ 70,514
==============================================================================

Net inventories as of March 31, 2001 included $7.9 million related to discontinued operations.

5.   Borrowings

Long-term debt consists of the following:

                                                                          March 30,     March 31,   December 29,
In thousands                                                                 2002         2001          2001
----------------------------------------------------------------------------------------------------------------
Borrowings under senior secured credit facility:
     Term loan A, variable rate, 4.28 percent at March 30, 2002,
         7.88 percent at March 31, 2001 and 4.63 percent at
         December 29, 2001, with semi-annual principal and interest
         payments through May 2006                                        $ 108,187     $ 134,775    $ 108,187
     Term loan B, variable rate, 5.53 percent at March 30, 2002,
         8.38 percent at March 31, 2001 and 5.38 percent at
         December 29, 2001, with semi-annual principal and interest
         payments through May 2008                                          331,939       344,225      331,939
Senior subordinated notes, 12.75 percent fixed rate, net of discounts of $17,852 at March 30, 2002, $18,966 at March 31, 2001
     and $18,143 at December 29, 2001, with semi-annual interest payments of $14,334, principal due and payable at
     maturity - May 2010                                                    207,148       206,034      206,857
---------------------------------------------------------------------------------------------------------------
                                                                            647,274       685,034      646,983
Less current portion                                                         20,966        14,974       20,966
---------------------------------------------------------------------------------------------------------------
                                                                          $ 626,308     $ 670,060    $ 626,017
===============================================================================================================

We have a $150.0 million revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the "alternative base rate" or "eurodollar" interest rate provisions as defined in the agreement. The eurodollar rate is based upon the London Interbank Offered Rate ("LIBOR") and the alternative base rate is

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries


based upon the prime rate. There was $5.9 million outstanding under this facility, in the form of letters of credit, as of March 30, 2002.

Our senior secured credit facility bears a variable interest rate predominantly linked to LIBOR, as determined in three-month intervals, plus a fixed spread. To manage our exposure to changes in the variable interest rate, we entered into an interest rate swap agreement on July 7, 2000. The interest rate provided by the swap agreement is fixed at 7.0 % as opposed to LIBOR. The swap agreement became effective on August 15, 2000 with a notional amount of $135.0 million, decreasing quarterly to $70.0 million by June 30, 2003. The notional amount is used to measure the interest to be paid or received and does not represent the amount of exposure to loss. The notional amount as of March 30, 2002 was $100.0 million. The fair value of the interest rate swap as of March 30, 2002, March 31, 2001 and December 29, 2001 was a non-cash liability of $4.2 million ($2.5 million net of tax), $4.9 million ($3.0 million net of tax) and $5.6 million ($3.4 million net of tax), respectively, and is recorded in "other noncurrent liabilities" in our Condensed Consolidated Balance Sheet. The change in fair value of the interest rate swap is recorded in "other comprehensive loss" in our Condensed Consolidated Balance Sheet.

6.   Shareholders' Deficit

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

The par value and number of authorized, issued and outstanding shares for each class of common stock is set forth below:

                                                                   Issued and Outstanding Shares
                                                               ------------------------------------
                                         Par      Authorized   March 30,   March 31,   December 29,
In thousands, except par value data     Value       Shares       2002        2001         2001
--------------------------------------------------------------------------------------------------
Class A                                $.33 1/3      4,200       2,834       2,862        2,834
Class B                                  $.01        5,300       5,300       5,300        5,300
Class C                                  $.01        2,500         811         811          811
Class D                                  $.01           20          20          20           20
Class E                                  $.01        1,900          --          --           --
Undesignated                             $.01       12,020          --          --           --
--------------------------------------------------------------------------------------------------
                                                    25,940       8,965       8,993        8,965
==================================================================================================

Subsequent to March 30, 2002, we repurchased 2,699 shares of our Class A common stock from a former employee.

7.   Special Charges

Accrued special charges of $0.2 million at both March 30, 2002 and December 29, 2001 are included in "other current liabilities" in our Condensed Consolidated Balance Sheets. In the second quarter of 2001, we entered into a separation agreement with a senior executive. The total cost of $2.1 million for severance and related termination benefits was expensed in 2001 and included costs for the senior executive and two other management personnel. We utilized $1.9 million of the special charge in 2001. The remaining liability of approximately $0.2 million will continue to be paid out over the benefit period as specified under the severance agreement.

8.   Discontinued Operations

Discontinued operations represents the results of our Recognition business, which we exited on December 3, 2001 by selling certain assets and leasing our production facility to a current supplier who manufactures awards and trophies.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries


Revenue and loss from discontinued operations for the first quarter of 2001 were as follows:

In thousands
------------------------------------------------------------------------
Revenue from external customers                                $ 19,705
------------------------------------------------------------------------
Pre-tax loss from operations of discontinued
    operations before measurement date                         $ (3,723)
Pre-tax loss on disposal                                             --
Income tax benefit                                                1,433
------------------------------------------------------------------------
Net loss from discontinued operations                          $ (2,290)
========================================================================

In conjunction with exiting the Recognition business, we recorded a $27.4 million pre-tax loss on disposal of the discontinued segment in the fourth quarter of 2001. The pre-tax loss on disposal consisted of a non-cash charge of $11.2 million to write off certain net assets not sold in the exit from the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business.

Components of the accrued disposal costs are as follows:

                                                                               Utilization
                                                                              --------------
                                                                              Three months
                                                         Initial     Prior         ended          Balance
In thousands                                             charge     accrual   March 30, 2002  March 30, 2002
--------------------------------------------------------------------------------------------------------------
Employee separation benefits and other related costs    $  6,164    $    --      $ (2,498)       $  3,666
Phase-out costs of exiting the Recognition business        4,255         --        (2,365)          1,890
Salesperson transition benefits                            2,855      1,236          (392)          3,699
Other costs related to exiting the Recognition business    3,018      1,434          (302)          4,150
--------------------------------------------------------------------------------------------------------------
                                                        $ 16,292    $ 2,670      $ (5,557)       $ 13,405
==============================================================================================================

The plan of disposal contemplates a workforce reduction of 150 full-time positions in the Recognition business and corporate support functions and as of March 30, 2002, 136 employees have been terminated. Termination benefits will continue to be paid out over the benefit period as specified under our severance plan.

The $4.3 million charge for phase-out costs of exiting the Recognition business includes $1.3 million for payroll and benefits, $0.8 million for information systems and customer service costs and $2.2 million of internal support costs expected to be incurred during the phase-out period. We also accrued $2.8 million for future payments of transition benefits earned by certain Recognition sales representatives. The transition benefits will be paid out over the next three years. In addition, we accrued $3.0 million for customer receivable and salesperson overdraft allowances anticipated as a result of exiting the Recognition business.

With the exception of certain transition benefits, we anticipate the remaining payments will occur in 2002. Of the $13.4 million in our Condensed Consolidated Balance Sheet as of March 30, 2002, $9.3 million is classified as "current liabilities of discontinued operations" and $4.1 million is classified as a contra asset in "current assets of discontinued operations".

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries


Assets and liabilities of the discontinued business included in our Condensed Consolidated Balance Sheet were as follows:

                                                March 30, March 31, December 29,
In thousands                                      2002      2001       2001
-------------------------------------------------------------------------------
Assets
Accounts receivable                               $   --    $14,864    $    --
Inventories                                           --      7,890         --
Salespersons overdrafts                               --      1,712         --
Current assets of discontinued operations            966         --      7,029
Intangibles                                           --      2,717         --
Property and equipment, net                           --      2,178         --
Other                                                 --        602         --
------------------------------------------------------------------------------
                                                  $  966    $29,963    $ 7,029
==============================================================================
Liabilities
Accounts payable                                  $   --    $ 5,021    $    --
Accrued employee compensation and related taxes       --        999         --
Commissions payable                                   --      3,219         --
Other                                                 --      7,037         --
Current liabilities of discontinued operations     9,888         --     16,511
------------------------------------------------------------------------------
                                                  $9,888    $16,276    $16,511
==============================================================================

9.   New Accounting Standards

Accounting for Goodwill and Other Intangible Assets
On December 30, 2001, the beginning of our fiscal year, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. We have no intangible assets with indefinite useful lives. We are required to complete the first step of the transitional impairment test for goodwill within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Although we have not completed our transitional impairment test, we anticipate that the results of this assessment will not have a material impact on our consolidated financial statements. Pro forma net loss from continuing operations and net loss per share from continuing operations adjusted to eliminate historical amortization of goodwill and related tax effects are as follows:

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

                                                                       Three months ended
                                                                  March 30,         March 31,
In thousands                                                        2002               2001
---------------------------------------------------------------------------------------------
Reported net loss from continuing operations                     $ (6,485)         $  (9,986)
Dividends and accretion on redeemable preferred shares             (2,783)            (2,418)
Goodwill amortization, net of tax                                      --                129

---------------------------------------------------------------------------------------------
Pro forma net loss from continuing operations                    $ (9,268)         $ (12,275)
=============================================================================================

Reported net loss per share from continuing operations:
Basic                                                            $  (1.03)         $   (1.38)
Diluted                                                          $  (1.03)         $   (1.38)

Pro forma net loss per share from continuing operations:
Basic                                                            $  (1.03)         $   (1.36)
Diluted                                                          $  (1.03)         $   (1.36)


Pro forma net loss and net loss per share adjusted to eliminate historical amortization of goodwill and related tax effects are as follows:

                                                                       Three months ended
                                                                  March 30,         March 31,
In thousands                                                        2002               2001
---------------------------------------------------------------------------------------------
Reported net loss available to common shareholders               $ (9,268)         $ (14,694)
Goodwill amortization, net of tax                                      --                250

---------------------------------------------------------------------------------------------
Pro forma net loss available to common shareholders              $ (9,268)         $ (14,444)
=============================================================================================

Reported net loss per share:
Basic                                                            $  (1.03)         $   (1.63)
Diluted                                                          $  (1.03)         $   (1.63)

Pro forma net loss per share:
Basic                                                            $  (1.03)         $   (1.61)
Diluted                                                          $  (1.03)         $   (1.61)


Accounting for Asset Retirement Obligations
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position.

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

     o    the seasonality of our sales and operating income;

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

                                                                        Three months ended
                                                                    --------------------------
                                                                    March 30,       March 31,
Dollars in thousands                                                  2002             2001         $ Change     % Change
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $ 121,323        $ 117,064      $ 4,259         3.6%
        % of net sales                                                 100.0%           100.0%

Cost of products sold                                                  47,707           45,926        1,781         3.9%
        % of net sales                                                  39.3%            39.2%
-------------------------------------------------------------------------------------------------------------------------

     Gross profit                                                      73,616           71,138        2,478         3.5%
        % of net sales                                                  60.7%            60.8%

Selling and administrative expenses                                    67,011           67,115         (104)       (0.2%)
        % of net sales                                                  55.2%            57.3%

-------------------------------------------------------------------------------------------------------------------------

     Operating income                                                   6,605            4,023        2,582        64.2%
        % of net sales                                                   5.4%             3.4%

Net interest expense                                                   17,690           21,282       (3,592)      (16.9%)
        % of net sales                                                  14.6%            18.2%
-------------------------------------------------------------------------------------------------------------------------

     Loss from continuing operations before income taxes              (11,085)         (17,259)       6,174        35.8%
        % of net sales                                                  -9.1%           -14.7%

Benefit from income taxes                                              (4,600)          (7,273)       2,673        36.8%
        % of net sales                                                  -3.8%            -6.2%
-------------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                                        (6,485)          (9,986)       3,501        35.1%
        % of net sales                                                  -5.3%            -8.5%

Loss from discontinued operations, net of tax                              --           (2,290)       2,290           NM
        % of net sales                                                   0.0%            -2.0%
-------------------------------------------------------------------------------------------------------------------------

     Net loss                                                        $ (6,485)       $ (12,276)     $ 5,791        47.2%
=========================================================================================================================
        % of net sales                                                  -5.3%           -10.5%

Percentages in this table may reflect rounding adjustments.
NM = percentage not meaningful


Three Months Ended March 30, 2002 Compared to the Three Months Ended March 31, 2001

Net Sales
Net sales increased $4.3 million, or 3.6%, to $121.3 million for the first quarter of 2002 from $117.1 million for the first quarter of 2001. The increase in net sales resulted from price increases averaging approximately 2.8% and volume/mix increases of approximately 0.8%. The increase in net sales was primarily due to:

     o    price increases in the jewelry and graduation product lines;

     o increased volume for graduation regalia and diplomas due to new account growth and earlier deliveries than last year; and

     o    increased volume from commercial printing

These increases were offset by the following:

     o decreased volume in the high school jewelry market due to decreases in same school ring unit sales;

     o decreased volume in the college jewelry market as a result of the loss of a significant customer; and

     o volume decreases in graduation announcements due to lower sales per student

Gross Margin
Gross margin increased $2.5 million, or 3.5%, to $73.6 million for the first quarter of 2002 from $71.1 million for the first quarter of 2001. As a percentage of net sales, gross margin remained relatively flat at 60.7% in the first quarter of 2002 compared to 60.8% in the first quarter of 2001. The slight decrease in gross margin can be attributed to a shift in sales mix of graduation product offerings and increased commercial printing volume, which generally carries a lower margin. This decrease is offset by price increases primarily in the jewelry and graduation product lines, favorable manufacturing variances associated with higher volumes for graduation regalia and continued emphasis on manufacturing efficiencies.

Selling and Administrative Expenses
Selling and administrative expenses decreased $0.1 million, or 0.2%, to $67.0 million for the first quarter of 2002 from $67.1 million for the first quarter of 2001. The decrease reflects lower spending on selling and marketing programs and initiatives than in the comparable prior year quarter. It also reflects lower commission expense as a result of a shift in sales mix. The decrease is offset by:

     o higher customer service expenses related to additional headcount and equipment purchases;

     o    higher spending on information systems; and

     o higher general and administrative expenses due to increased costs for legal counsel associated with the litigation described in PART II,
          ITEM 1 of this Form 10-Q

Net Interest Expense
Net interest expense decreased $3.6 million to $17.7 million for the first quarter of 2002 as compared to $21.3 million for the first quarter of 2001. The decrease is due to a lower average outstanding balance and a lower average interest rate.

Provision for Income Taxes
Our effective tax rate for continuing operations was 41.5% for the first quarter of 2002 compared to 42.1% for the first quarter of 2001.

Loss From Continuing Operations
Loss from continuing operations decreased $3.5 million , or 35.1% to $6.5 million for the first quarter of 2002 from $10.0 million for the first quarter of 2001 as a result of increased net sales, relatively flat spending and lower net interest expense.

Discontinued Operations
Loss from discontinued operations was $2.3 million in the first quarter of 2001. This represents the results of our Recognition business, which we exited in December 2001 by selling certain assets and leasing our production facility to a former supplier who manufactures awards and trophies.

In conjunction with exiting the Recognition business, we recorded a $27.4 million pre-tax loss on disposal of the discontinued segment in the fourth quarter of 2001. The pre-tax loss on disposal consisted of a non-cash charge of $11.2 million to write off certain net assets not sold in the exit from the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business. Components of the accrued disposal costs are as follows:

                                                                                      Utilization
                                                                                    ---------------
                                                                                     Three months
                                                             Initial      Prior          ended           Balance
In thousands                                                  charge     accrual    March 30, 2002   March 30, 2002
-------------------------------------------------------------------------------------------------------------------
Employee separation benefits and other related costs         $  6,164    $    --      $ (2,498)         $  3,666
Phase-out costs of exiting the Recognition business             4,255         --        (2,365)            1,890
Salesperson transition benefits                                 2,855      1,236          (392)            3,699
Other costs related to exiting the Recognition business         3,018      1,434          (302)            4,150
-------------------------------------------------------------------------------------------------------------------
                                                             $ 16,292    $ 2,670      $ (5,557)         $ 13,405
===================================================================================================================

The plan of disposal contemplates a workforce reduction of 150 full-time positions in the Recognition business and corporate support functions and as of March 30, 2002, 136 employees have been terminated. Termination benefits will continue to be paid out over the benefit period as specified under our severance plan.

The $4.3 million charge for phase-out costs of exiting the Recognition business includes $1.3 million for payroll and benefits, $0.8 million for information systems and customer service costs and $2.2 million of internal support costs expected to be incurred during the phase-out period. We also accrued $2.8 million for future payments of transition benefits earned by certain Recognition sales representatives. The transition benefits will be paid out over the next three years. In addition, we accrued $3.0 million for customer receivable and salesperson overdraft allowances anticipated as a result of exiting the Recognition business.

With the exception of certain transition benefits, we anticipate the remaining payments will occur in 2002. Of the $13.4 million in our Condensed Consolidated Balance Sheet as of March 30, 2002, $9.3 million is classified as "current liabilities of discontinued operations" and $4.1 million is classified as a contra asset in "current assets of discontinued operations".

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital and general corporate purposes. As of March 30, 2002, we had cash and cash equivalents of $62.2 million. Our free cash flow for the first quarter of 2002 was $19.1 million compared to $17.5 million for the first quarter of 2001. Free cash flow excludes the effects of cash flow from financing activities.

Operating Activities
Operating activities generated cash of $23.0 million during the first quarter of 2002 compared to $17.8 million during the first quarter of 2001. The increase of $5.2 million was primarily due to a $3.5 million lower net loss on continuing operations in the first quarter of 2002 than in the comparable prior year quarter. In addition, operating activities for the first quarter of 2001 included a $2.3 million loss on discontinued operations.

Investing Activities
Capital expenditures for the first quarter of 2002 were $3.9 million compared to $4.4 million for the first quarter of 2001. A decrease of $0.2 million relates to 2001 capital spending on our discontinued operations. We anticipate capital spending in 2002 to be about $27.0 million reflecting spending on normal replacement projects plus improvements to our manufacturing capabilities.

Financing Activities
Net cash provided by financing activities for the first quarter of 2001 relates to bank overdrafts. There was no short-term borrowing activity during the first quarter of 2002, however there was $5.9 million outstanding under our revolving credit facility, in the form of letters of credit, as of March 30, 2002.

NEW ACCOUNTING STANDARDS

Accounting for Goodwill and Other Intangible Assets
On December 30, 2001, the beginning of our fiscal year, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 supercedes APB 17, "Intangible Assets." SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new statement, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. We have no intangible assets with indefinite useful lives. We are required to complete the first step of the transitional impairment test for goodwill within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Although we have not completed our transitional impairment test, we anticipate that the results of this assessment will not have a material impact on our consolidated financial statements. See Note 9 to our Condensed Consolidated Financial Statements.

Accounting for Asset Retirement Obligations
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 30, 2002. For additional information, refer to Item 7A of our 2001 Form 10-K.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. ("Epicenter"), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff is claiming damages of approximately $3.0 million to $10.0 million under various theories and differing sized relevant markets. Epicenter waived its right to a jury, so the case was tried before a judge in U.S. District Court in Orange County, California where trial concluded on April 24, 2001. We are awaiting a written decision from the Court. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

The long-standing dispute with Ernst & Young LLP regarding implementation of a company wide enterprise resource planning ("ERP") system was heard by a three-arbitrator panel in Minneapolis, Minnesota in December 2001. On March 8, 2002, the arbitration panel issued its award granting Ernst & Young LLP's claim for payment of its remaining unpaid consulting fees and costs of the arbitration, and denied our counterclaim. The result is not material to our consolidated results of operations, cash flows and financial position.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     12   Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Jostens during the quarter ended March 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2002.

                              JOSTENS, INC.


                              By  /s/ Robert C. Buhrmaster
                              ------------------------------------------------
                              Robert C. Buhrmaster
                              Chairman, President and Chief Executive Officer


                              By /s/ John A. Feenan
                              ------------------------------------------------
                              John A. Feenan
                              Sr. Vice President and Chief Financial Officer