Form 10-Q
period 2002-06-29
JOSTENS INC
filed 2002-08-13
CIK 54050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5064

Jostens, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0343440
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5501 Norman Center Drive, Minneapolis, Minnesota	55437
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (952) 830-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [X]    No [    ]

On August 9, 2002 there were 8,955,741 shares of the Registrant’s common stock outstanding.

Jostens, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JOSTENS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
In thousands, except per-share data	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$353,720	$337,740	$475,043	$454,804
Cost of products sold	151,446	145,638	199,153	191,564

Gross profit	202,274	192,102	275,890	263,240
Selling and administrative expenses	100,480	95,433	167,491	162,548
Special charges	—	2,138	—	2,138

Operating income	101,794	94,531	108,399	98,554
Net interest expense	17,016	19,640	34,706	40,922

Income from continuing operations before income taxes	84,778	74,891	73,693	57,632
Provision for income taxes	35,184	31,012	30,584	23,739

Income from continuing operations	49,594	43,879	43,109	33,893
Gain (loss) on discontinued operations, net of tax	940	(1,391)	940	(3,681)

Net income	50,534	42,488	44,049	30,212
Dividends and accretion on redeemable preferred shares	(2,883)	(2,504)	(5,666)	(4,922)

Net income available to common shareholders	$47,651	$39,984	$38,383	$25,290

Earnings per common share
Basic
Income from continuing operations	$5.22	$4.60	$4.18	$3.22
Gain (loss) on discontinued operations	0.10	(0.15)	0.10	(0.41)

Basic earnings per common share	$5.32	$4.45	$4.28	$2.81

Diluted
Income from continuing operations	$4.70	$4.16	$3.77	$2.91
Gain (loss) on discontinued operations	0.09	(0.14)	0.09	(0.37)

Diluted earnings per common share	$4.79	$4.02	$3.86	$2.54

Weighted average common shares outstanding
Basic	8,958	8,993	8,961	8,993
Diluted	9,951	9,949	9,946	9,949

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)		December 29, 2001
In thousands, except per-share data	June 29, 2002	June 30, 2001
ASSETS
Current assets
Cash and cash equivalents	$59,148	$43,070	$43,100
Accounts receivable, net of allowance of $3,789, $3,550 and $3,657	80,418	94,440	56,238
Inventories, net of reserve of $2,340, $3,558 and $2,089	47,167	60,728	70,514
Deferred income taxes	19,964	17,995	19,964
Salespersons overdrafts, net of allowance of $6,595, $5,800 and $6,897	14,913	14,177	28,037
Prepaid expenses and other current assets	5,189	4,574	7,723
Current assets of discontinued operations	—	—	7,029

Total current assets	226,799	234,984	232,605

Other assets
Intangibles, net	14,763	17,105	14,260
Deferred financing costs, net	25,194	30,331	27,476
Other	34,520	30,672	32,075

Total other assets	74,477	78,108	73,811

Property and equipment	274,431	290,061	267,255
Less accumulated depreciation	(209,562)	(216,136)	(199,064)

Property and equipment, net	64,869	73,925	68,191

	$366,145	$387,017	$374,607

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$8,040	$14,569	$18,721
Accrued employee compensation and related taxes	26,519	25,855	27,392
Commissions payable	41,996	43,479	18,639
Customer deposits	59,662	58,516	126,400
Income taxes payable	48,556	38,307	16,940
Interest payable	7,667	8,876	10,567
Current portion of long-term debt	22,049	20,879	20,966
Other accrued liabilities	13,906	16,073	16,913
Current liabilities of discontinued operations	5,939	—	16,511

Total current liabilities	234,334	226,554	273,049
Long-term debt—less current maturities, net of unamortized original issue discount of $17,547, $18,700 and $18,143	610,547	655,430	626,017
Other noncurrent liabilities including deferred tax liabilities of $4,077, $5,108 and $3,472	15,342	15,385	15,628

Total liabilities	860,223	897,369	914,694

Commitments and contingencies
Redeemable preferred shares $.01 par value (liquidation preference: $78,741;authorized: 308 shares; issued and outstanding: June 29, 2002—79;June 30, 2001—69; December 29, 2001—74	64,710	53,763	59,043
Preferred shares $.01 par value (authorized: 4,000 shares; issued and outstanding in the form of redeemable preferred shares listed above: June 29, 2002—79; June 30, 2001—69: December 29, 2001—74; undesignated: 3,921)	—	—	—
Shareholders’ deficit
Common shares (note 8)	1,003	1,015	1,006
Additional paid-in-capital—warrants	24,733	24,733	24,733
Officer notes receivable	(1,578)	(1,775)	(1,407)
Accumulated deficit	(572,845)	(578,822)	(610,959)
Accumulated other comprehensive loss	(10,101)	(9,266)	(12,503)

Total shareholders’ deficit	(558,788)	(564,115)	(599,130)

	$366,145	$387,017	$374,607

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	June 29, 2002	June 30, 2001
Operating activities
Net income	$44,049	$30,212
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	11,492	12,998
Amortization of debt discount and deferred financing costs	2,878	3,547
Other amortization	1,099	1,634
Other	(311)	(2,319)
Changes in assets and liabilities:
Accounts receivable	(24,180)	(29,496)
Inventories	23,347	30,502
Commissions payable	23,357	23,584
Customer deposits	(66,738)	(50,332)
Income taxes payable	31,616	23,152
Other	(6,977)	(13,005)

Net cash provided by operating activities	39,632	30,477

Investing activities
Purchases of property and equipment	(8,512)	(9,045)
Other investing activities, net	56	4,077

Net cash used for investing activities	(8,456)	(4,968)

Financing activities
Principal payments on long-term debt	(14,983)	(8,991)
Other financing activities, net	(145)	—

Net cash used for financing activities	(15,128)	(8,991)

Change in cash and cash equivalents	16,048	16,518
Cash and cash equivalents, beginning of period	43,100	26,552

Cash and cash equivalents, end of period	$59,148	$43,070

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

1.	Basis of Presentation

We prepared our accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States of America can be condensed or omitted. Therefore, we suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 29, 2001 (“2001 Form 10-K”). The condensed consolidated balance sheet data as of December 29, 2001 were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares. Diluted earnings per share are computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares and common share equivalents. Common share equivalents include the dilutive effects of warrants and options.

For the three and six-month periods ended June 29, 2002 and June 30, 2001, approximately 1.0 million shares of common stock equivalents were included in the computation of diluted net earnings per share. Options to purchase 42,250 shares of common stock were outstanding at June 29, 2002, but were excluded from the computation of common share equivalents for the six-month period ended June 29, 2002 because they were antidilutive.

3.	Comprehensive Income (Loss)

Comprehensive income and its components, net of tax, are as follows:

	Three months ended		Six months ended
In thousands	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net income	$50,534	$42,488	$44,049	$30,212

Change in cumulative translation adjustment	1,239	784	1,249	(322)
Transition adjustment relating to adoption of SFAS 133	—	—	—	(1,821)
Change in fair value of interest rate swap agreement	64	202	924	(932)
Change in fair value of foreign currency hedge	229	—	229	—

	1,532	986	2,402	(3,075)

Comprehensive income	$52,066	$43,474	$46,451	$27,137

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

The following amounts were included in accumulated other comprehensive loss as of June 29, 2002:

In thousands	Foreign currency translation	Minimum pension liability	Fair value of interest rate swap	Fair value of foreign currency hedge	Accumulated other comprehensive loss
Balance at December 29, 2001	$(6,745)	$(2,371)	$(3,387)	$—	$(12,503)
Current period change	1,249	—	924	229	2,402

Balance at June 29, 2002	$(5,496)	$(2,371)	$(2,463)	$229	$(10,101)

4.	Derivatives and Hedging Activities

We use a floating-to-fixed cash flow interest rate swap to modify risk from interest rate fluctuations in our underlying debt. Our senior secured credit facility bears a variable interest rate predominantly linked to LIBOR. The interest rate provided by the swap agreement is fixed at 7.0% as opposed to LIBOR. Notional amounts outstanding as of June 29, 2002, June 30, 2001 and December 29, 2001 were $95.0 million, $120.0 million and $100.0 million, respectively. Substantially all aspects of the swap agreement expire June 30, 2003. We expect that pre-tax costs totaling $4.1 million, which are recorded in “accumulated other comprehensive loss” (AOCL) at June 29, 2002, and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized within the next twelve months as part of interest expense. The fair value of the interest rate swap is based on current settlement values and as of June 29, 2002, June 30, 2001 and December 29, 2001 was a non-cash liability of $4.1 million ($2.5 million net of tax), $4.6 million ($2.8 million net of tax) and $5.6 million ($3.4 million net of tax), respectively, and is recorded in “other noncurrent liabilities” in our Condensed Consolidated Balance Sheet. Based on the critical terms of the interest rate swap and the hedged debt, there is no ineffectiveness for this hedge.

The purpose of our foreign currency hedging activities is to protect us from the risk that inventory purchases denominated in foreign currency will be adversely affected by changes in foreign currency rates. We enter into forward exchange contracts to hedge forecasted cash flows denominated in foreign currencies (principally euro). The effective portion of the changes in fair value for these contracts, which have been designated as cash flow hedges, is reported in AOCL and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of these instruments is immediately recognized in earnings. The amount of contracts outstanding at June 29, 2002 was $2.2 million. There were no forward exchange contracts outstanding at June 30, 2001 and December 29, 2001. These contracts will mature over the remainder of the current fiscal year, the period in which all amounts included in AOCL will be reclassified into earnings.

5.	Inventories

Inventories, net are comprised of the following:

In thousands	June 29, 2002	June 30, 2001	December 29, 2001
Raw material and supplies	$11,855	$15,840	$10,302
Work-in-process	24,228	27,864	28,447
Finished goods	11,084	17,024	31,765

Total inventories, net	$47,167	$60,728	$70,514

Net inventories as of June 30, 2001 included $7.6 million related to discontinued operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

6.	Goodwill and Other Intangible Assets

On December 30, 2001, the beginning of our fiscal year, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” SFAS 142 addresses the accounting and financial reporting for acquired goodwill and other intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, we have no intangible assets with indefinite useful lives. Adoption of this statement resulted in no goodwill impairment losses and had no impact on our financial position as of December 30, 2001. Had SFAS 142 been effective at the beginning of 2001, the non-amortization provisions would have increased net earnings by $0.3 million and $0.5 million for the three and six months ended June 30, 2001 and would have increased income from continuing operations by $0.1 million and $0.3 million for the same periods. As of June 29, 2002, the net carrying amount of goodwill was $14.3 million and intangible pension assets totaled $0.5 million.

7.	Borrowings

Long-term debt consists of the following:

In thousands	June 29, 2002	June 30, 2001	December 29, 2001
Borrowings under senior secured credit facility:
Term loan A, variable rate, 4.11 percent at June 29, 2002, 6.59 percent at June 30, 2001 and 4.63 percent at December 29, 2001, with semi-annual principal and interest payments through May 2006	$94,852	$128,956	$108,187
Term loan B, variable rate, 5.36 percent at June 29, 2002, 7.34 percent at June 30, 2001 and 5.38 percent at December 29, 2001, with semi-annual principal and interest payments through May 2008	330,291	341,053	331,939
Senior subordinated notes, 12.75 percent fixed rate, net of discounts of $17,547 at June 29, 2002, $18,700 at June 30, 2001 and $18,143 at December 29, 2001, with semi-annual interest payments of $14,334, principal due and payable at maturity—May 2010	207,453	206,300	206,857

	632,596	676,309	646,983
Less current portion	22,049	20,879	20,966

	$610,547	$655,430	$626,017

We have a $150.0 million revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the “alternative base rate” or “eurodollar” interest rate provisions as defined in the agreement. The eurodollar rate is based upon the London Interbank Offered Rate (“LIBOR”) and the alternative base rate is based upon the prime rate. There was $6.3 million outstanding under this facility, in the form of letters of credit, as of June 29, 2002.

8.	Shareholders’ Deficit

Our common stock consists of Class A through Class E common stock as well as undesignated common stock. Holders of Class A common stock are entitled to one vote per share, whereas holders of Class D common stock are entitled to 306.55 votes per share. Holders of Class B common stock, Class C common stock and Class E common stock have no voting rights.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

The par value and number of authorized, issued and outstanding shares for each class of common stock is set forth below:

In thousands, except par value data	Par Value	Authorized Shares	Issued and Outstanding Shares
			June 29, 2002	June 30, 2001	December 29, 2001
Class A	$.33 1/3	4,200	2,825	2,862	2,834
Class B	$.01	5,300	5,300	5,300	5,300
Class C	$.01	2,500	811	811	811
Class D	$.01	20	20	20	20
Class E	$.01	1,900	—	—	—
Undesignated	$.01	12,020	—	—	—

		25,940	8,956	8,993	8,965

During the quarter ended June 29, 2002, we repurchased 9,522 actual shares of our Class A common stock from a senior executive in accordance with his separation agreement. The senior executive repaid an outstanding promissory note of approximately $0.1 million. The promissory note had been executed by the executive as partial payment for such shares.

9.	Special Charges

Accrued special charges of $0.2 million, $2.0 million and $0.2 million at June 29, 2002, June 30, 2001 and December 29, 2002, respectively, are included in “other current liabilities” in our Condensed Consolidated Balance Sheets. In the second quarter of 2001, we entered into a separation agreement with a senior executive. The total cost of $2.1 million for severance and related termination benefits was expensed in 2001 and included costs for the senior executive and two other management personnel. We utilized $1.9 million of the special charge in 2001. The remaining liability of approximately $0.2 million will continue to be paid out over the next twelve months as specified under the separation agreement.

10.	Discontinued Operations

Discontinued operations represents the results of our Recognition business, which we exited on December 3, 2001 by selling certain assets and leasing our production facility to a current supplier who manufactures awards and trophies.

Revenue and loss from discontinued operations for the three and six-month periods ended June 30, 2001 were as follows:

In thousands	Three months ended June 30, 2001	Six months ended June 30, 2001
Revenue from external customers	$13,235	$32,940

Pre-tax loss from operations of discontinued operations before measurement date	$(2,262)	$(5,985)
Pre-tax loss on disposal	—	—
Income tax benefit	871	2,304

Net loss from discontinued operations	$(1,391)	$(3,681)

In conjunction with exiting the Recognition business, we recorded a $27.4 million pre-tax loss on disposal for the discontinued segment in the fourth quarter of 2001. The pre-tax loss on disposal consisted of a non-cash charge of $11.1 million to write off certain net assets not sold in the exit from the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business. During the three-month period ended June 29, 2002, we reversed $1.4 million of these charges plus an additional $0.2

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

million in other liabilities for a total pre-tax gain on discontinued operations of $1.6 million ($0.9 million, net of tax). Components of the accrued disposal costs are as follows:

In thousands	Initial charge	Prior accrual	Net adjustments in 2002	Utilization	Balance June 29, 2002
				Six months ended June 29, 2002
Employee separation benefits and other related costs	$6,164	$—	$(550)	$(4,443)	$1,171
Phase-out costs of exiting the Recognition business	4,255	—	(874)	(2,592)	789
Salesperson transition benefits	2,855	1,236	—	(737)	3,354
Other costs related to exiting the Recognition business	3,018	1,434	—	(3,069)	1,383

	$16,292	$2,670	$(1,424)	$(10,841)	$6,697

The plan of disposal contemplated a workforce reduction of 150 full-time positions in the Recognition business and corporate support functions. As of June 29, 2002, 114 employees had been terminated and the estimated workforce reduction has been revised to 130 full-time positions resulting in a $0.5 million pre-tax reduction to the accrued costs. Termination benefits will continue to be paid out over the benefit period as specified under our severance plan.

The $4.3 million charge for phase-out costs of exiting the Recognition business included $1.3 million for payroll and benefits, $0.8 million for information systems and customer service costs and $2.2 million of internal support costs expected to be incurred during the phase-out period. During the quarter ended June 29, 2002, we revised our estimate of phase-out costs, resulting in a $0.9 million pre-tax reduction to the accrued costs mainly due to lower information systems, customer service and internal support costs than originally anticipated.

The charge for accrued disposal costs also included $2.8 million for future payments of transition benefits earned by certain Recognition sales representatives. The transition benefits will be paid out over the next three years. In addition, we accrued $3.0 million for customer receivable and salesperson overdraft allowances anticipated as a result of exiting the Recognition business.

With the exception of certain transition benefits, we anticipate the remaining payments will occur in 2002. Of the $6.7 million in our Condensed Consolidated Balance Sheet as of June 29, 2002, $5.3 million is classified as “current liabilities of discontinued operations” and $1.4 million is classified as a contra asset. Assets of discontinued operations have been reclassified in aggregate to “current liabilities of discontinued operations”.

Assets and liabilities of the discontinued business included in our Condensed Consolidated Balance Sheets were as follows:

In thousands	June 29, 2002	June 30, 2001	December 29, 2001
Assets
Accounts receivable	$—	$10,745	$—
Inventories	—	7,621	—
Salespersons overdrafts	—	2,013	—
Current assets of discontinued operations	—	—	7,029
Intangibles	—	2,605	—
Property and equipment, net	—	2,058	—
Other	—	792	—

	$—	$25,834	$7,029

Liabilities
Accounts payable	$—	$3,929	$—
Accrued employee compensation and related taxes	—	1,245	—
Commissions payable	—	2,564	—
Other	—	3,189	—
Current liabilities of discontinued operations	5,939	—	16,511

	$5,939	$10,927	$16,511

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

11.	New Accounting Standards

Accounting for Asset Retirement Obligations
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position.

Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections
In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, “Reporting Gains and Losses from Extinguishments of Debt,” SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and amends SFAS 13, “Accounting for Leases.” As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will be used to classify gains and losses from extinguishments of debt. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 145 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position.

12.	Subsequent Events

On July 31, 2002 we amended and restated our senior secured credit facility to provide for the repayment of Term Loan B with the proceeds of a new Term Loan C in the amount of $330.0 million. Term Loan C is payable in semi-annual installments of $1.0 million through June 30, 2008 and $106.0 million though December 31, 2009. The initial interest margin on Term Loan C is 75 basis points less than Term Loan B resulting in an approximate $2.5 million reduction of annual interest expense. In addition, Term Loan C provides for the repurchase of a limited amount of subordinated securities. Capitalized loan fees related to Term Loan B will continue to be amortized over the life of Term Loan C.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our disclosure and analysis in this report may contain some “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Any change in the following factors may impact the achievement of results:

•	our ability to satisfy our debt obligations, including related covenants;

•	the seasonality of our sales and operating income;

•	our relationship with our independent sales representatives and employees;

•	the fluctuating prices of raw materials, primarily gold;

•	our dependence on a key supplier for our synthetic and semiprecious stones;

•	fashion and demographic trends;

•	litigation cases, if decided against us, may adversely affect our financial results; and

•	environmental regulations that could impose substantial costs upon us may adversely affect our financial results.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth selected information from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

Dollars in thousands	Three months ended		$ Change	% Change	Six months ended		$ Change	% Change
	June 29, 2002	June 30, 2001			June 29, 2002	June 30, 2001
Net sales	$353,720	$337,740	$15,980	4.7%	$475,043	$454,804	$20,239	4.5%
% of net sales	100.0%	100.0%			100.0%	100.0%
Cost of products sold	151,446	145,638	5,808	4.0%	199,153	191,564	7,589	4.0%
% of net sales	42.8%	43.1%			41.9%	42.1%

Gross profit	202,274	192,102	10,172	5.3%	275,890	263,240	12,650	4.8%
% of net sales	57.2%	56.9%			58.1%	57.9%
Selling and administrative expenses	100,480	95,433	5,047	5.3%	167,491	162,548	4,943	3.0%
% of net sales	28.4%	28.3%			35.3%	35.7%
Special charges, net	—	2,138	(2,138)	NM	—	2,138	(2,138)	NM

Operating income	101,794	94,531	7,263	7.7%	108,399	98,554	9,845	10.0%
% of net sales	28.8%	28.0%			22.8%	21.7%
Net interest expense	17,016	19,640	(2,624)	(13.4%)	34,706	40,922	(6,216)	(15.2%)
% of net sales	4.8%	5.8%			7.3%	9.0%

Income from continuing operations before income taxes	84,778	74,891	9,887	13.2%	73,693	57,632	16,061	27.9%
% of net sales	24.0%	22.2%			15.5%	12.7%
Provision for income taxes	35,184	31,012	4,172	13.5%	30,584	23,739	6,845	28.8%
% of net sales	9.9%	9.2%			6.4%	5.2%

Income from continuing operations	49,594	43,879	5,715	13.0%	43,109	33,893	9,216	27.2%
% of net sales	14.0%	13.0%			9.1%	7.5%
Gain (loss) on discontinued operations, net of tax	940	(1,391)	2,331	NM	940	(3,681)	4,621	NM
% of net sales	0.3%	-0.4%			0.2%	-0.8%

Net income	$50,534	$42,488	$8,046	18.9%	$44,049	$30,212	$13,837	45.8%

% of net sales	14.3%	12.6%			9.3%	6.6%

Percentages in this table may reflect rounding adjustments.
NM = percentage not meaningful

Three Months Ended June 29, 2002 Compared to the Three Months Ended June 30, 2001

Net Sales
Net sales increased $16.0 million, or 4.7%, to $353.7 million for the three months ended June 29, 2002 from $337.7 million for the same period last year. The increase in net sales resulted from price increases averaging approximately 2.7% and volume/mix increases of approximately 2.0%. The increase in net sales was primarily due to:

•	price increases in the printing and graduation product lines;
•	increased volume as a result of new account growth across all product lines;
•	increased volume for yearbook printing due to an increase in the number of color pages; and

•	increased volume in the high school jewelry market due to timing of delivery dates compared to last year.

These increases were partially offset by the following:

•	decreased volume in commercial printing;
•	decreased volume for graduation diplomas due to earlier deliveries than last year; and
•	decreased volume in graduation announcements due to lower dollars spent per student.

Gross Margin
Gross profit increased $10.2 million, or 5.3%, to $202.3 million for the three months ended June 29, 2002 from $192.1 million for the same prior year period. As a percentage of sales, gross margin increased 0.3% to 57.2% for the current three-month period from 56.9% for the same period last year. The increase in gross margin can be attributed to:

•	price increases primarily in the printing and graduation product lines;
•	continued improvement in plant efficiencies company-wide, particularly in jewelry production; and
•	a favorable sales mix of our printing products resulting in increased higher margin yearbook volume and decreased lower margin commercial printing volume.

These increases were partially offset by a shift in sales mix of graduation product offerings.

Selling and Administrative Expenses
Selling and administrative expenses increased $5.0 million, or 5.3%, to $100.5 million for the three months ended June 29, 2002 from $95.4 million for the same prior year period. As a percentage of sales, selling and administrative expenses remained relatively flat at 28.4% for the current three-month period compared to 28.3% for the same period last year. The $5.0 million increase is primarily due to higher commission expense in our printing and jewelry product lines and higher general and administrative expense, both as a result of increased sales.

Net Interest Expense
Net interest expense decreased $2.6 million to $17.0 million for the three months ended June 29, 2002 as compared to $19.6 million for the three months ended June 30, 2001. The decrease was due to a lower average outstanding balance and a lower average interest rate.

Provision for Income Taxes
Our effective tax rate for continuing operations was 41.5% for the three months ended June 29, 2002 compared to 41.4% for the same period last year.

Income From Continuing Operations
Income from continuing operations increased $5.7 million, or 13.0% to $49.6 million for the three months ended June 29, 2002 from $43.9 million for the same prior year period as a result of increased net sales, relatively flat spending and lower net interest expense.

Discontinued Operations
Loss from discontinued operations was $1.4 million for the three months ended June 30, 2001. This represents the results of our Recognition business, which we exited in December 2001 by selling certain assets and leasing our production facility to a former supplier who manufactures awards and trophies. Income from discontinued operations of $0.9 million for the three months ended June 29, 2002 represents the after-tax effect of a $1.6 million reversal of accrued disposal costs.

In conjunction with exiting the Recognition business, we recorded a $27.4 million pre-tax loss on disposal of the discontinued segment in the fourth quarter of 2001. The pre-tax loss on disposal consisted of a non-cash charge of $11.1 million to write off certain net assets not sold in the exit from the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business. During the three-month period ended June 29, 2002, we reversed $1.4 million of these charges plus an additional $0.2 million in other liabilities for a total pre-tax gain on discontinued operations of $1.6 million ($0.9 million, net of tax). Components of the accrued disposal costs are as follows:

				Utilization
In thousands	Initial charge	Prior accrual	Net adjustments in 2002	Six months ended June 29, 2002	Balance June 29, 2002
Employee separation benefits and other related costs	$6,164	$—	$(550)	$(4,443)	$1,171
Phase-out costs of exiting the Recognition business	4,255	—	(874)	(2,592)	789
Salesperson transition benefits	2,855	1,236	—	(737)	3,354
Other costs related to exiting the Recognition business	3,018	1,434	—	(3,069)	1,383

	$16,292	$2,670	$(1,424)	$(10,841)	$6,697

The plan of disposal contemplated a workforce reduction of 150 full-time positions in the Recognition business and corporate support functions. As of June 29, 2002, 114 employees had been terminated and the estimated workforce reduction has been revised to 130 full-time positions resulting in a $0.5 million pre-tax reduction to the accrued costs. Termination benefits will continue to be paid out over the benefit period as specified under our severance plan.

The $4.3 million charge for phase-out costs of exiting the Recognition business included $1.3 million for payroll and benefits, $0.8 million for information systems and customer service costs and $2.2 million of internal support costs expected to be incurred during the phase-out period. During the quarter ended June 29, 2002, we revised our estimate of phase-out costs, resulting in a $0.9 million pre-tax reduction to the accrued costs mostly due to lower information systems, customer service and internal support costs than originally anticipated.

The charge for accrued disposal costs also included $2.8 million for future payments of transition benefits earned by certain Recognition sales representatives. The transition benefits will be paid out over the next three years. In addition, we accrued $3.0 million for customer receivable and salesperson overdraft allowances anticipated as a result of exiting the Recognition business.

With the exception of certain transition benefits, we anticipate the remaining payments will occur in 2002. Of the $6.7 million in our Condensed Consolidated Balance Sheet as of June 29, 2002, $5.3 million is classified as “current liabilities of discontinued operations” and $1.4 million is classified as a contra asset. Assets of discontinued operations have been reclassified in aggregate to “current liabilities of discontinued operations”.

Six Months Ended June 29, 2002 Compared to the Six Months Ended June 30, 2001

Net Sales
Net sales increased $20.2 million, or 4.5%, to $475.0 million for the six months ended June 29, 2002 from $454.8 million for the same period last year. The increase in net sales resulted from price increases averaging approximately 2.7% and volume/mix increases of approximately 1.8%. The increase in net sales was primarily due to:

•	price increases in the printing and graduation product lines;
•	increased volume as a result of new account growth across all product lines; and
•	increased volume for yearbook printing due to an increase in the number of color pages.

These increases were partially offset by the following:

•	decreased volume in the college jewelry and graduation product lines as a result of the loss of a significant customer;

•	volume decreases in graduation announcements due to lower dollars spent per student; and
•	decreased volume in commercial printing.

Gross Margin
Gross profit increased $12.7 million, or 4.8%, to $275.9 million for the six months ended June 29, 2002 from $263.2 million for the same prior year period. As a percentage of sales, gross margin increased 0.2% to 58.1% for the current six-month period from 57.9% for the same period last year. The increase in gross margin can be attributed to:

•	price increases primarily in the printing and graduation product lines;
•	continued improvement in plant efficiencies company-wide, particularly in jewelry production; and
•	a favorable sales mix of our printing products resulting in increased higher margin yearbook volume and decreased lower margin commercial printing volume.

These increases were partially offset by a shift in sales mix of graduation product offerings.

Selling and Administrative Expenses
Selling and administrative expenses increased $4.9 million, or 3.0%, to $167.5 million for the six months ended June 29, 2002 from $162.5 million for the same prior year period. As a percentage of sales, selling and administrative expenses decreased 0.4% to 35.3% for the current six-month period from 35.7% for the same period last year. The $4.9 million increase is primarily due to:

•	higher commission expense as a result of increased sales;
•	higher spending on information systems related to the upgrade of our transaction processing system and application development in one of our product lines; and
•	higher general and administrative expenses as a result of increased sales.

Net Interest Expense
Net interest expense decreased $6.2 million to $34.7 million for the six months ended June 29, 2002 as compared to $40.9 million for the six months ended June 30, 2001. Similar to the quarter activity, the decrease was due to a lower average outstanding balance and a lower average interest rate.

Provision for Income Taxes
Our effective tax rate for continuing operations was 41.5% for the three months ended June 29, 2002 compared to 41.2% for the same period last year.

Income From Continuing Operations
Income from continuing operations increased $9.2 million, or 27.2% to $43.1 million for the six months ended June 29, 2002 from $33.9 million for the same prior year period as a result of increased net sales, relatively flat spending and lower net interest expense.

Discontinued Operations
Loss from discontinued operations was $3.7 million for the six months ended June 30, 2001 and represents the results of our Recognition business, which we exited in December 2001. Income from discontinued operations of $0.9 million for the six months ended June 29, 2002 represents the after-tax effect of a $1.6 million reversal of accrued disposal costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital and general corporate purposes. As of June 29, 2002, we had cash and cash equivalents of $59.1 million. Our free cash flow for the six months ended June 29, 2002 was $31.2 million compared to $25.5 million for the same period last year. Free cash flow excludes the effects of cash flow from financing activities.

Operating Activities
Operating activities generated cash of $39.6 million during the six months ended June 29, 2002 compared to $30.5 million for the same prior year period. Principal components of the $9.1 million increase include a $9.2 million improvement in earnings from continuing operations plus a $4.6 million favorable fluctuation in the results of discontinued operations. In addition, working capital related to continuing operations improved $6.0 million, but was offset by a $10.1 million decrease in operating cash flow associated with our discontinued operations.

Investing Activities
Capital expenditures for the six months ended June 29, 2002 were $8.5 million compared to $9.0 million for the same period last year. $0.3 million of the decrease relates to 2001 capital spending on our discontinued operations.

Financing Activities
Net cash used for financing activities consists primarily of principal payments on our long-term debt. During the six months ended June 29, 2001, we made scheduled principal payments of $10.0 million and voluntarily prepaid an additional $5.0 million of principal on our senior secured credit facility. We have a $150.0 million revolving credit facility that expires on May 31, 2006. There was no short-term borrowing activity during the first six months of 2002, however there was $6.3 million outstanding under this facility, in the form of letters of credit, as of June 29, 2002.

On July 31, 2002 we amended and restated our senior secured credit facility to provide for the repayment of Term Loan B with the proceeds of a new Term Loan C in the amount of $330.0 million. Term Loan C is payable in semi-annual installments of $1.0 million through June 30, 2008 and $106.0 million though December 31, 2009. The initial interest margin on Term Loan C is 75 basis points less than Term Loan B resulting in an approximate $2.5 million reduction of annual interest expense. In addition, Term Loan C provides for the repurchase of a limited amount of subordinated securities. Capitalized loan fees related to Term Loan B will continue to be amortized over the life of Term Loan C.

NEW ACCOUNTING STANDARDS

Accounting for Asset Retirement Obligations
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position.

Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections
In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, “Reporting Gains and Losses from Extinguishments of Debt,” SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and amends SFAS 13, “Accounting for Leases.” As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will be used to classify gains and losses from extinguishments of debt. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 145 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 29, 2002. For additional information, refer to Item 7A of our 2001 Form 10-K.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. (“Epicenter”), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff claimed damages of approximately $3.0 million to $10.0 million under various theories and differing sized relevant markets. Epicenter waived its right to a jury, so the case was tried before a judge in U.S. District Court in Orange County, California. On June 18, 2002, the Court found, among other things, that while Jostens’ use of rebates, contributions and value-added programs are legitimate business practices widely practiced in the industry and not violative of antitrust laws, our use of multi-year Total Service Program contracts violated Section 2 of the Sherman Act because these agreements could “exclude competition by making it difficult for a new vendor to compete against Jostens.” On July 12, 2002, the Court entered an Order providing, among other things, that Epicenter be awarded damages of $1.00, trebled pursuant to Section 15 of the Clayton Act, and that in the state of California, Jostens is enjoined for a period of ten years from utilizing any contract, including those for Total Service Programs, for a period which extends for more than one year. The Order also provides for payment to Epicenter of reasonable attorneys fees and costs. Jostens has made a Rule 60 motion to set aside the Order. The Court has taken it and the written arguments of the parties on attorneys fees under advisement. We expect a ruling shortly.

We are a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters will not be material.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Separation Agreement, dated as of April 1, 2002 between Jostens, Inc. and Mr. Gregory S. Lea.

12	Computation of Ratio of Earnings to Fixed Charges

(b)	Reports on Form 8-K

A Form 8-K dated July 31, 2002 and filed on August 8, 2002 announcing an amendment of the senior secured credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOSTENS, INC.

August 9, 2002	By	/s/ Robert C. Buhrmaster

Robert C. Buhrmaster
Chairman, President and Chief Executive Officer

August 9, 2002	By	/s/ John A. Feenan

John A. Feenan
Sr. Vice President and Chief Financial Officer