Form 10-Q
period 2002-09-28
JOSTENS INC
filed 2002-11-12
CIK 54050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5064

Jostens, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0343440
(State or other jurisdiction of incorporation or organization	(I.R.S. employer identification number)

5501 Norman Center Drive, Minneapolis, Minnesota	55437
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: (952) 830-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [X]    No [    ]

On November 8, 2002 there were 8,955,741 shares of the Registrant’s common stock outstanding.

Jostens, Inc. and Subsidiaries

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JOSTENS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Nine months ended
In thousands, except per-share data	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net sales	$96,869	$99,548	$571,912	$554,352
Cost of products sold	49,486	53,818	248,639	245,382

Gross profit	47,383	45,730	323,273	308,970
Selling and administrative expenses	59,334	58,298	226,825	220,846
Loss on redemption of senior subordinated notes payable	1,765	—	1,765	—
Special charges	—	—	—	2,138

Operating income (loss)	(13,716)	(12,568)	94,683	85,986
Net interest expense	16,124	17,520	50,830	58,442

Income (loss) from continuing operations before income taxes	(29,840)	(30,088)	43,853	27,544
Provision for (benefit from) income taxes	(12,359)	(12,577)	18,225	11,162

Income (loss) from continuing operations	(17,481)	(17,511)	25,628	16,382
Gain (loss) on discontinued operations, net of tax	—	(1,859)	940	(5,540)

Net income (loss)	(17,481)	(19,370)	26,568	10,842
Dividends and accretion on redeemable preferred shares	(2,987)	(2,594)	(8,653)	(7,516)

Net income (loss) available to common shareholders	$(20,468)	$(21,964)	$17,915	$3,326

Basic net income (loss) per common share
Income (loss) from continuing operations	$(2.29)	$(2.24)	$1.90	$0.99
Gain (loss) on discontinued operations	—	(0.21)	0.10	(0.62)

	$(2.29)	$(2.45)	$2.00	$0.37

Diluted net income (loss) per common share
Income (loss) from continuing operations	$(2.29)	$(2.24)	$1.65	$0.86
Gain (loss) on discontinued operations	—	(0.21)	0.09	(0.54)

	$(2.29)	$(2.45)	$1.74	$0.32

Weighted average common shares outstanding	8,956	8,972	8,960	8,985
Dilutive effect of warrants and stock options	—	—	1,348	1,334

Weighted average common shares outstanding assuming dilution	8,956	8,972	10,308	10,319

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
In thousands, except per-share data	September 28, 2002	September 29, 2001	December 29, 2001
ASSETS
Current assets
Cash and cash equivalents	$19,964	$16,944	$43,100
Accounts receivable, net of allowance of $3,759, $3,442 and $3,657	51,869	65,451	56,238
Inventories, net of reserve of $1,890, $2,891 and $2,089	59,532	65,262	70,514
Deferred income taxes	19,964	17,995	19,964
Salespersons overdrafts, net of allowance of $7,189, $5,557 and $6,897	31,921	33,618	28,037
Prepaid expenses and other current assets	3,899	5,205	7,723
Current assets of discontinued operations	—	—	7,029

Total current assets	187,149	204,475	232,605
Other assets
Intangibles, net	14,863	16,763	14,260
Deferred financing costs, net	24,407	29,254	27,476
Other	35,541	31,642	32,075

Total other assets	74,811	77,659	73,811

Property and equipment	279,933	289,912	267,255
Less accumulated depreciation	(212,664)	(216,184)	(199,064)

Property and equipment, net	67,269	73,728	68,191

	$329,229	$355,862	$374,607

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Bank overdrafts	$6,362	$6,025	$—
Short-term borrowings	50,200	42,900	—
Accounts payable	11,873	12,247	18,721
Accrued employee compensation and related taxes	27,060	24,164	27,392
Commissions payable	10,119	13,011	18,639
Customer deposits	39,691	41,963	126,400
Income taxes payable	24,457	23,050	16,940
Interest payable	16,791	16,122	10,567
Current portion of long-term debt	22,120	20,879	20,966
Other accrued liabilities	11,702	13,465	16,913
Current liabilities of discontinued operations	5,593	—	16,511

Total current liabilities	225,968	213,826	273,049

Long-term debt—less current maturities, net of unamortized original issue discount of $16,659, $18,428 and $18,143	603,573	655,702	626,017
Other noncurrent liabilities including deferred tax liabilities of $4,354, $4,369 and $3,472	14,342	18,736	15,628

Total liabilities	843,883	888,264	914,694

Commitments and contingencies
Redeemable preferred shares $.01 par value (liquidation preference: $81,497; authorized: 308 shares; issued and outstanding: September 28, 2002—81; September 29, 2001—71; December 29, 2001—74	67,696	56,357	59,043
Preferred shares $.01 par value (authorized: 4,000 shares; issued and outstanding in the form of redeemable preferred shares listed above: September 28, 2002—81; September 29, 2001—71: December 29, 2001—74; undesignated: 3,919)	—	—	—

Shareholders' deficit
Common shares (note 8)	1,003	1,006	1,006
Additional paid-in-capital—warrants	21,679	24,733	24,733
Officer notes receivable	(1,601)	(1,407)	(1,407)
Accumulated deficit	(592,435)	(601,530)	(610,959)
Accumulated other comprehensive loss	(10,996)	(11,561)	(12,503)

Total shareholders' deficit	(582,350)	(588,759)	(599,130)

	$329,229	$355,862	$374,607

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended
In thousands	September 28, 2002	September 29, 2001
Operating activities
Net income	$26,568	$10,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,322	19,630
Amortization of debt discount and deferred financing costs	5,128	4,897
Other amortization	1,648	2,453
Loss on redemption of senior subordinated notes payable	1,765	—
Other non-cash operating activities	(323)	(2,327)
Changes in assets and liabilities:
Inventories	10,982	25,968
Salespersons overdrafts	(3,884)	(6,391)
Prepaid expenses and other current assets	3,993	2,949
Net pension assets	(4,916)	(5,484)
Accounts payable	(6,848)	(12,183)
Accrued employee compensation and related taxes	(332)	(6,662)
Commissions payable	(8,520)	(6,884)
Customer deposits	(86,709)	(66,885)
Income taxes payable	7,517	7,895
Interest payable	6,224	6,026
Other	(5,180)	(11,631)

Net cash used for operating activities	(35,565)	(37,787)

Investing activities
Purchases of property and equipment	(16,793)	(15,550)
Other investing activities, net	96	4,180

Net cash used for investing activities	(16,697)	(11,370)

Financing activities
Net increase in bank overdrafts	6,362	6,025
Net short-term borrowings	50,200	42,900
Reacquisition of warrants to purchase common stock	(2,177)	—
Principal payments on long-term debt	(15,274)	(8,991)
Redemption of senior subordinated notes payable	(8,456)	—
Other financing activities, net	(1,529)	(385)

Net cash provided by financing activities	29,126	39,549

Change in cash and cash equivalents	(23,136)	(9,608)
Cash and cash equivalents, beginning of period	43,100	26,552

Cash and cash equivalents, end of period	$19,964	$16,944

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

1.	Basis of Presentation

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

Basic earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares. Diluted earnings per share are computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares and common share equivalents. Common share equivalents include the dilutive effects of warrants and options.

For the quarters ended September 28, 2002 and September 29, 2001, approximately 1.3 million shares of common stock equivalents were excluded in the computation of net earnings per share since they were antidilutive due to the net loss incurred in each period. For the nine-month period ended September 28, 2002, options to purchase 42,250 shares of common stock were outstanding, but were excluded from the computation of common share equivalents because they were antidilutive.

Diluted earnings per share for the nine-month period ended September 29, 2001 has been adjusted to reflect a change in the calculation of common stock equivalents.

3.	Comprehensive Income (Loss)

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three months ended		Nine months ended
In thousands	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Net income (loss)	$(17,481)	$(19,370)	$26,568	$10,842

Change in cumulative translation adjustment	(1,259)	(1,166)	(10)	(1,488)
Transition adjustment relating to adoption of SFAS 133	—	—	—	(1,821)
Change in fair value of interest rate swap agreement	424	(1,129)	1,348	(2,061)
Change in fair value of foreign currency hedge	(60)	—	169	—

	(895)	(2,295)	1,507	(5,370)

Comprehensive income (loss)	$(18,376)	$(21,665)	$28,075	$5,472

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

The following amounts were included in accumulated other comprehensive loss as of September 28, 2002:

In thousands	Foreign currency translation	Minimum pension liability	Fair value of interest rate swap	Fair value of foreign currency hedge	Accumulated other comprehensive loss
Balance at December 29, 2001	$(6,745)	$(2,371)	$(3,387)	$—	$(12,503)
Current period change	(10)	—	1,348	169	1,507

Balance at September 28, 2002	$(6,755)	$(2,371)	$(2,039)	$169	$(10,996)

4.	Derivatives and Hedging Activities

We use a floating-to-fixed cash flow interest rate swap to modify risk from interest rate fluctuations in our underlying debt. Our senior secured credit facility bears a variable interest rate predominantly linked to LIBOR. The interest rate provided by the swap agreement is fixed at 7.0% as opposed to LIBOR. Notional amounts outstanding as of September 28, 2002, September 29, 2001 and December 29, 2001 were $95.0 million, $120.8 million and $100.0 million, respectively. Substantially all aspects of the swap agreement expire June 30, 2003. We expect that pre-tax costs totaling $3.3 million, which are recorded in “accumulated other comprehensive loss” (AOCL) at September 28, 2002, and represent the difference in fair value between the fixed rate of the swap agreement and the variable rate of the term note, will be recognized within the next twelve months as part of interest expense. The fair value of the interest rate swap is based on current settlement values and as of September 28, 2002, September 29, 2001 and December 29, 2001 was a non-cash liability of $3.3 million ($2.0 million net of tax), $6.4 million ($3.9 million net of tax) and $5.6 million ($3.4 million net of tax), respectively, and is recorded in “other noncurrent liabilities” in our Condensed Consolidated Balance Sheet. Based on the critical terms of the interest rate swap and the hedged debt, there is no ineffectiveness for this hedge.

The purpose of our foreign currency hedging activities is to protect us from the risk that purchases denominated in foreign currency will be adversely affected by changes in foreign currency rates. We enter into forward exchange contracts to hedge forecasted cash flows denominated in foreign currencies (principally euro). The effective portion of the changes in fair value for these contracts, which have been designated as cash flow hedges, is reported in AOCL and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of these instruments is immediately recognized in earnings. The amount of contracts outstanding at September 28, 2002 was $1.8 million. There were no forward exchange contracts outstanding at September 29, 2001 and December 29, 2001. These contracts will mature over the remainder of the current fiscal year, the period in which all amounts included in AOCL will be reclassified into earnings.

5.	Inventories

Inventories, net are comprised of the following:

In thousands	September 28, 2002	September 29, 2001	December 29, 2001
Raw material and supplies	$13,109	$14,753	$10,302
Work-in-process	19,107	19,495	28,447
Finished goods	27,316	31,014	31,765

Total inventories, net	$59,532	$65,262	$70,514

Net inventories as of September 29, 2001 included $7.0 million related to discontinued operations.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

6.	Goodwill and Other Intangible Assets

On December 30, 2001, the beginning of our fiscal year, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 addresses the accounting and financial reporting for acquired goodwill and other intangible assets. Under the new statement, goodwill and intangible assets with indefinite lives are no longer amortized, but are subject to impairment testing on at least an annual basis. Other than goodwill, we have no intangible assets with indefinite useful lives. Adoption of this statement resulted in no goodwill impairment losses and had no impact on our financial position as of December 30, 2001. Had SFAS 142 been effective at the beginning of 2001, the non-amortization provisions would have increased net income (loss) by $0.3 million (or $.03 per share) and $0.8 million (or $.08 per share) for the three and nine months ended September 29, 2001 and would have increased income (loss) from continuing operations by $0.1 million (or $.01 per share) and $0.4 million (or $.04 per share) for the same periods. As of September 28, 2002, the net carrying amount of goodwill was $14.4 million and intangible pension assets totaled $0.5 million.

7.	Borrowings

Long-term debt consists of the following:

In thousands	September 28, 2002	September 29, 2001	December 29, 2001
Borrowings under senior secured credit facility:
Term loan A, variable rate, 4.06 percent at September 28, 2002, 5.09 percent at September 29, 2001 and 4.63 percent at December 29, 2001, with semi-annual principal and interest payments through May 2006	$94,852	$128,957	$108,187
Term loan B, variable rate, 6.09 percent at September 29, 2001 and 5.38 percent at December 29, 2001	—	341,052	331,939
Term loan C, variable rate, 4.56 percent at September 28, 2002, with semi-annual principal and interest payments through December 2009	330,000	—	—
Senior subordinated notes, 12.75 percent fixed rate, net of discounts of $16,659 at September 28, 2002, $18,428 at September 29, 2001 and $18,143 at December 29, 2001, with semi-annual interest payments of $14,334, principal due and payable at maturity—May 2010	200,841	206,572	206,857

	625,693	676,581	646,983
Less current portion	22,120	20,879	20,966

	$603,573	$655,702	$626,017

On July 31, 2002, we amended and restated our senior secured credit facility to provide for the replacement of Term Loan B with a new Term Loan C in the amount of $330.0 million. Term Loan C is payable in semi-annual installments of $1.0 million through June 30, 2008 followed by semi-annual installments of $106.0 million through December 31, 2009. The initial interest margin on Term Loan C is 75 basis points less than Term Loan B resulting in an estimated $2.5 million reduction of annual interest expense on a pre-tax basis. Capitalized loan fees related to Term Loan B will continue to be amortized over the life of Term Loan C. Fees of $1.3 million related directly to the amendment have been capitalized and will also be amortized over the life of Term Loan C.

During the quarter ended September 28, 2002, we voluntarily redeemed $7.5 million principal amount of our 12.75% senior subordinated notes due May 2010. As a result of redeeming the senior subordinated notes, we recognized a loss of $1.8 million consisting of a $0.8 million write-off of unamortized original issuance discount and deferred financing costs and a $1.0 million premium paid on redemption of the notes.

We have a $150.0 million revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the “alternative base rate” or “eurodollar” interest rate provisions as defined in the agreement. The eurodollar rate is based upon the London Interbank Offered Rate (“LIBOR”) and the

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

alternative base rate is based upon the prime rate. As of September 28, 2002, there was $50.2 million outstanding in the form of short-term borrowings and an additional $7.8 million outstanding in the form of letters of credit leaving $92.0 million available under this facility.

8.	Shareholders’ Deficit

Our common stock consists of Class A through Class E common stock as well as undesignated common stock. Holders of Class A common stock are entitled to one vote per share, whereas holders of Class D common stock are entitled to 306.55 votes per share. Holders of Class B common stock, Class C common stock and Class E common stock have no voting rights.

The par value and number of authorized, issued and outstanding shares for each class of common stock is set forth below:

			Issued and Outstanding Shares
In thousands, except par value data	Par Value	Authorized Shares	September 28, 2002	September 29, 2001	December 29, 2001
Class A	$.33 1/3	4,200	2,825	2,834	2,834
Class B	$.01	5,300	5,300	5,300	5,300
Class C	$.01	2,500	811	811	811
Class D	$.01	20	20	20	20
Class E	$.01	1,900	—	—	—
Undesignated	$.01	12,020	—	—	—

		25,940	8,956	8,965	8,965

During the quarter ended September 28, 2002, we reacquired 64,015 warrants to purchase 120,934 actual equivalent shares of common stock for total consideration paid of $2.2 million. The detachable warrants were issued with our 12.75% senior subordinated notes due May 2010 at an aggregate price of $3.1 million. The difference of $0.9 million between the issue and reacquisition price of the warrants has been included as a component of shareholders’ deficit as of September 28, 2002.

9.	2001 Special Charges

Accrued special charges of $0.2 million, $0.3 million and $0.2 million at September 28, 2002, September 29, 2001 and December 29, 2001, respectively, are included in “other current liabilities” in our Condensed Consolidated Balance Sheets. In the second quarter of 2001, we entered into a separation agreement with a senior executive. The total cost of $2.1 million for severance and related termination benefits was expensed in 2001 and included costs for the senior executive and two other management personnel. We utilized $1.9 million of the special charge in 2001. The remaining liability of approximately $0.2 million will continue to be paid out over the next nine months as specified under the separation agreement.

10.	Discontinued Operations

Discontinued operations represents the results of our Recognition business, which we exited on December 3, 2001.

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

Revenue and loss from discontinued operations for the three and nine-month periods ended September 29, 2001 were as follows:

	Three months ended	Nine months ended
In thousands	September 29, 2001	September 29, 2001
Revenue from external customers	$14,042	$46,982

Pre-tax loss from operations of discontinued operations before measurement date	$(3,023)	$(9,008)
Income tax benefit	1,164	3,468

Net loss from discontinued operations	$(1,859)	$(5,540)

In conjunction with exiting the Recognition business, we recorded a $27.4 million pre-tax loss on disposal for the discontinued segment in the fourth quarter of 2001. The pre-tax loss on disposal consisted of a non-cash charge of $11.1 million to write off certain net assets of the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business.

In the second quarter of 2002, we reversed $1.4 million of these charges based on our revised estimates for employee separation costs and phase-out costs. Of the total adjustment, $0.5 million resulted from modifying our anticipated workforce reduction from 150 to 130 full-time positions and $0.9 million resulted from lower information systems, customer service and internal support costs than originally anticipated. In addition, we reversed $0.2 million in other liabilities for a total pre-tax gain on discontinued operations of $1.6 million ($0.9 million, net of tax). Components of the accrued disposal costs are as follows:

				Utilization
In thousands	Initial charge	Prior accrual	Net adjustments in 2002	Nine months ended September 28, 2002	Balance September 28, 2002
Employee separation benefits and other related costs	$6,164	$—	$(550)	$(4,992)	$622
Phase-out costs of exiting the Recognition business	4,255	—	(874)	(2,711)	670
Salesperson transition benefits	2,855	1,236	—	(761)	3,330
Other costs related to exiting the Recognition business	3,018	1,434	—	(3,477)	975

	$16,292	$2,670	$(1,424)	$(11,941)	$5,597

With the exception of certain separation benefits and certain transition benefits, we anticipate the remaining payments will occur in 2002. Separation benefits will continue to be paid out over the benefit period as specified under our severance plan and transition benefits will continue to be paid through 2004.

Assets and liabilities of the discontinued business included in our Condensed Consolidated Balance Sheets were as follows:

In thousands	September 28, 2002	September 29, 2001	December 29, 2001
Assets
Accounts receivable	$—	$12,176	$—
Inventories	—	6,969	—
Salespersons overdrafts	—	2,421	—
Current assets of discontinued operations	—	—	7,029
Intangibles	—	2,432	—
Property and equipment, net	—	1,829	—
Other	—	547	—

	$—	$26,374	$7,029

Liabilities
Accounts payable	$—	$1,838	$—
Accrued employee compensation and related taxes	—	1,530	—
Commissions payable	—	2,623	—
Other	—	2,405	—
Current liabilities of discontinued operations	5,593	—	16,511

	$5,593	$8,396	$16,511

Notes to Condensed Consolidated Financial Statements (Unaudited)
Jostens, Inc. and subsidiaries

11.	New Accounting Standards

SFAS 143—Accounting for Asset Retirement Obligations
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position.

SFAS 145—Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections
In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, “Reporting Gains and Losses from Extinguishments of Debt,” SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and amends SFAS 13, “Accounting for Leases.” As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will be used to classify gains and losses from extinguishments of debt. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. During 2002, we adopted the provisions of SFAS 145. Accordingly, the $1.8 million loss on redemption of our 12.75% senior subordinated notes due May 2010 has been classified as an operating expense as it does not meet the criteria in APB 30 to be classified as an extraordinary loss.

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

Any change in the following factors may impact the achievement of results:

•	our ability to satisfy our debt obligations, including related covenants;

•	the seasonality of our sales and operating income;

•	our relationship with our independent sales representatives and employees;

•	the fluctuating prices of raw materials, primarily gold;

•	our dependence on a key supplier for our synthetic and semiprecious stones;

•	fashion and demographic trends;

•	general economic, business and market trends and events;

•	litigation cases, if decided against us, may adversely affect our financial results; and

•	environmental regulations that could impose substantial costs upon us may adversely affect our financial results.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements.

RESULTS OF OPERATIONS

The following table sets forth selected information from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Three months ended				Nine months ended
Dollars in thousands	September 28, 2002	September 29, 2001	$ Change	% Change	September 28, 2002	September 29, 2001	$ Change	% Change
Net sales	$96,869	$99,548	$(2,679)	(2.7%)	$571,912	$554,352	$17,560	3.2%
% of net sales	100.0%	100.0%			100.0%	100.0%
Cost of products sold	49,486	53,818	(4,332)	(8.0%)	248,639	245,382	3,257	1.3%
% of net sales	51.1%	54.1%			43.5%	44.3%

Gross profit	47,383	45,730	1,653	3.6%	323,273	308,970	14,303	4.6%
% of net sales	48.9%	45.9%			56.5%	55.7%
Selling and administrative expenses	59,334	58,298	1,036	1.8%	226,825	220,846	5,979	2.7%
% of net sales	61.3%	58.6%			39.7%	39.8%
Loss on redemption of senior subordinated notes payable	1,765	—	1,765	NM	1,765	—	1,765	NM
Special charges	—	—	—	0.0%	—	2,138	(2,138)	NM

Operating income (loss)	(13,716)	(12,568)	(1,148)	(9.1%)	94,683	85,986	8,697	10.1%
% of net sales	-14.2%	-12.6%			16.6%	15.5%
Net interest expense	16,124	17,520	(1,396)	(8.0%)	50,830	58,442	(7,612)	(13.0%)
% of net sales	16.6%	17.6%			8.9%	10.5%

Income (loss) from continuing operations before income taxes	(29,840)	(30,088)	248	0.8%	43,853	27,544	16,309	59.2%
% of net sales	-30.8%	-30.2%			7.7%	5.0%
Provision for (benefit from) income taxes	(12,359)	(12,577)	218	1.7%	18,225	11,162	7,063	63.3%
% of net sales	-12.8%	-12.6%			3.2%	2.0%

Income (loss) from continuing operations	(17,481)	(17,511)	30	0.2%	25,628	16,382	9,246	56.4%
% of net sales	-18.0%	-17.6%			4.5%	3.0%
Gain (loss) on discontinued operations, net of tax	—	(1,859)	1,859	NM	940	(5,540)	6,480	NM
% of net sales	0.0%	-1.9%			0.2%	-1.0%

Net income (loss)	$(17,481)	$(19,370)	$1,889	9.8%	$26,568	$10,842	$15,726	145.0%

% of net sales	-18.0%	-19.5%			4.6%	2.0%

Percentages in this table may reflect rounding adjustments.
NM = percentage not meaningful

We experience seasonality that corresponds to the North American school year. As a result, our third quarter normally reflects modest sales, which contribute to exaggerated fluctuations in operating activities.

Three Months Ended September 28, 2002 Compared to the Three Months Ended September 29, 2001

Net Sales
Net sales decreased $2.6 million, or 2.7%, to $96.9 million for the three months ended September 28, 2002 from $99.5 million for the same period last year. The decrease in net sales resulted from declines in volume/mix of approximately 6.1% offset by price increases averaging approximately 3.4%. The decrease in net sales was primarily due to:

•	decreased volume in the high school jewelry market due to timing of delivery dates compared to last year;

•	decreased volume in the college jewelry and graduation product lines as a result of the loss of a large customer; and

•	decreased volume in graduation announcements due to lower dollars spent per student.

These decreases were partially offset by price increases primarily in our printing and jewelry product lines and increased volume in our photography line primarily due to earlier shipments compared to last year when all major air carriers were grounded at the end of September 2001 creating processing and shipping delays at our plant in Canada .

Gross Margin
Gross profit increased $1.7 million, or 3.6%, to $47.4 million for the three months ended September 28, 2002 from $45.7 million for the same prior year period. As a percentage of sales, gross margin increased 3.0 percentage points to 48.9% for the current three-month period from 45.9% for the same period last year. The increase in gross margin can be attributed to:

•	price increases primarily in the printing and jewelry product lines;

•	continued improvement in company-wide plant efficiencies, particularly in printing production; and

•	efficiencies resulting from increased volume for the quarter in our photography line primarily due to earlier shipments compared to last year.

These increases were partially offset by decreased volume in the high school jewelry market mostly due to timing of delivery dates compared to last year.

Selling and Administrative Expenses
Selling and administrative expenses increased $1.0 million, or 1.8%, to $59.3 million for the three months ended September 28, 2002 from $58.3 million for the same prior year period. As a percentage of sales, selling and administrative expenses increased 2.7 percentage points to 61.3% for the current three-month period from 58.6% for the same period last year. The $1.0 million increase is primarily due to higher spending on information systems related to the upgrade of our transaction processing system and application development in one of our product lines.

Loss on Redemption of Senior Subordinated Notes Payable
During the quarter ended September 29, 2002, we voluntarily redeemed $7.5 million principal amount of our 12.75% senior subordinated notes due May 2010. As a result of redeeming the senior subordinated notes, we recognized a loss of $1.8 million consisting of a $0.8 million write-off of unamortized original issuance discount and deferred financing costs and a $1.0 million premium paid on redemption of the notes.

Net Interest Expense
Net interest expense decreased $1.4 million to $16.1 million for the three months ended September 28, 2002 as compared to $17.5 million for the three months ended September 29, 2001. The decrease was due to a lower average outstanding balance and a lower average interest rate.

Provision for Income Taxes
Our effective tax rate for continuing operations was 41.5% for the three months ended September 28, 2002 compared to 41.8% for the same period last year.

Loss From Continuing Operations
Loss from continuing operations remained consistent at $17.5 million for the three months ended September 28, 2002 compared to the same prior year period. In summary, the results of continuing operations were impacted by decreased net sales and slightly higher spending offset by improved gross profit and lower net interest expense.

Discontinued Operations
Loss from discontinued operations was $1.9 million for the three months ended September 29, 2001. This represents the results of our Recognition business, which we exited in December 2001.

Nine Months Ended September 28, 2002 Compared to the Nine Months Ended September 29, 2001

Net Sales
Net sales increased $17.5 million, or 3.2%, to $571.9 million for the nine months ended September 28, 2002 from $554.4 million for the same period last year. The increase in net sales resulted from price increases averaging approximately 2.8% and slight volume/mix increases. The increase in net sales was primarily due to:

•	price increases in the printing, jewelry and graduation product lines;

•	increased volume as a result of net account growth across all product lines; and

•	increased volume for yearbook printing due to an increase in the number of pages published per yearbook including an increase in the number of color pages.

These increases were partially offset by the following:

•	decreased volume in the college jewelry and graduation product lines as a result of the loss of a large customer;

•	volume decreases in high school jewelry due to a slight decline in the number of ring units sold per school;

•	volume decreases in graduation announcements due to lower dollars spent per student; and

•	decreased volume in commercial printing.

Gross Margin
Gross profit increased $14.3 million, or 4.6%, to $323.3 million for the nine months ended September 28, 2002 from $309.0 million for the same prior year period. As a percentage of sales, gross margin increased 0.8 percentage points to 56.5% for the current nine-month period from 55.7% for the same period last year. The increase in gross margin can be attributed to:

•	price increases in the printing, jewelry and graduation product lines;

•	continued improvement in company-wide plant efficiencies; and

•	a favorable sales mix of our printing products resulting in increased higher margin yearbook volume and decreased lower margin commercial printing volume.

Selling and Administrative Expenses
Selling and administrative expenses increased $6.0 million, or 2.7%, to $226.8 million for the nine months ended September 28, 2002 from $220.8 million for the same prior year period. As a percentage of sales, selling and administrative expenses remained relatively flat at 39.7% for the current nine-month period compared to 39.8% for the same period last year. The $6.0 million increase is primarily due to:

•	higher commissions and general and administrative expenses, both as a result of increased sales and

•	higher spending on information systems related to the upgrade of our transaction processing system and application development in one of our product lines.

Loss on Redemption of Senior Subordinated Notes Payable
As a result of redeeming $7.5 million principal amount of our 12.75% senior subordinated notes due May 2010, we recognized a loss of $1.8 million consisting of a $0.8 million write-off of unamortized original issuance discount and deferred financing costs and a $1.0 million premium paid on redemption of the notes.

Net Interest Expense
Net interest expense decreased $7.6 million to $50.8 million for the nine months ended September 28, 2002 as compared to $58.4 million for the nine months ended September 29, 2001. Similar to the quarter activity, the decrease was due to a lower average outstanding balance and a lower average interest rate.

Provision for Income Taxes
Our effective tax rate for continuing operations was 41.5% for the nine months ended September 28, 2002 compared to 40.5% for the same period last year.

Income From Continuing Operations
Income from continuing operations increased $9.2 million, or 56.4% to $25.6 million for the nine months ended September 28, 2002 from $16.4 million for the same prior year period as a result of increased net sales, relatively flat spending and lower net interest expense.

Discontinued Operations
Loss from discontinued operations was $5.5 million for the nine months ended September 29, 2001 and represents the results of our Recognition business, which we exited in December 2001. Income from discontinued operations of $0.9 million for the nine months ended September 28, 2002 represents the after-tax effect of a $1.6 million reversal of accrued disposal costs, which was recorded in the second quarter of 2002.

In conjunction with exiting the Recognition business, we recorded a $27.4 million pre-tax loss on disposal for the discontinued segment in the fourth quarter of 2001. The pre-tax loss on disposal consisted of a non-cash charge of $11.1 million to write off certain net assets of the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business.

In the second quarter of 2002, we reversed $1.4 million of these charges based on our revised estimates for employee separation costs and phase-out costs. Of the total adjustment, $0.5 million resulted from modifying our anticipated workforce reduction from 150 to 130 full-time positions and $0.9 million resulted from lower information systems, customer service and internal support costs than originally anticipated. In addition, we reversed $0.2 million in other liabilities for a total pre-tax gain on discontinued operations of $1.6 million ($0.9 million, net of tax). Components of the accrued disposal costs are as follows:

				Utilization
In thousands	Initial charge	Prior accrual	Net adjustments in 2002	Nine months ended September 28, 2002	Balance September 28, 2002
Employee separation benefits and other related costs	$6,164	$—	$(550)	$(4,992)	$622
Phase-out costs of exiting the Recognition business	4,255	—	(874)	(2,711)	670
Salesperson transition benefits	2,855	1,236	—	(761)	3,330
Other costs related to exiting the Recognition business	3,018	1,434	—	(3,477)	975

	$16,292	$2,670	$(1,424)	$(11,941)	$5,597

With the exception of certain separation benefits and certain transition benefits, we anticipate the remaining payments will occur in 2002. Separation benefits will continue to be paid out over the benefit period as specified under our severance plan and transition benefits will continue to be paid through 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital and general corporate purposes. As of September 28, 2002, we had cash and cash equivalents of $20.0 million. Our free cash flow for the nine months ended September 29, 2002 was negative $52.3 million compared to negative $49.2 million for the same period last year. Free cash flow excludes the effects of cash flow from financing activities. During our third quarter, we typically spend a considerable amount of time on non-revenue generating activities in preparation for the upcoming school year. As a result, our third quarter normally reflects modest sales and significant cash usage.

Operating Activities
Operating activities used cash of $35.6 million during the nine months ended September 28, 2002 compared to $37.8 million for the same prior year period. The $2.2 million decreased use of funds is primarily due to the results of our continuing operations which generated a $9.2 million improvement in earnings offset by a

$7.1 million decrease in operating cash flow related to changes in working capital and certain non-current assets and liabilities of which the most significant fluctuation is due to the timing of customer deposits on yearbooks. In addition operating activities were impacted by the $1.8 million loss on redemption of the senior subordinated notes offset by a $1.7 million decrease in depreciation and amortization related to continuing operations.

During October 2002, we agreed to certain adjustments proposed by the Internal Revenue Service in connection with its audit of our federal income tax returns filed for years 1996 through 1998. As a result of the audit, we agreed to pay additional federal taxes of $11.3 million. Combined with additional state taxes and interest charges, our estimated liability related to these adjustments is approximately $18.6 million. This amount had previously been accrued and is included in “income taxes payable” in our Condensed Consolidated Balance Sheet as of September 28, 2002. We expect to pay the total amount owed pertaining to these adjustments prior to the end of 2002. In addition, we intend to file an appeal with the Internal Revenue Service concerning a further $8.0 million proposed adjustment. The appeal process may take from twelve to twenty-four months to complete and we believe that we are adequately reserved to cover the remaining issue.

Investing Activities
Capital expenditures for the nine months ended September 28, 2002 were $16.8 million compared to $15.6 million for the same period last year. The increase can be attributed to expenditures incurred in connection with the expansion of our color printing capacity and the upgrade of our transaction processing system including application development in one of our major product lines.

Financing Activities
Net cash provided by financing activities consists primarily of short-term borrowings on our revolving credit facility offset by principal payments on our long-term debt. During the nine months ended September 28, 2002, we made scheduled principal payments of $10.3 million, voluntarily prepaid an additional $5.0 million of principal on our senior secured credit facility and voluntarily redeemed $7.5 million principal amount of our 12.75% senior subordinated notes due May 2010 for $8.5 million and other non-cash costs.

We have a $150.0 million revolving credit facility that expires on May 31, 2006. As of September 28, 2002, there was $50.2 million outstanding in the form of short-term borrowings and an additional $7.8 million outstanding in the form of letters of credit leaving $92.0 million available under this facility. Seasonal short-term borrowings are normally paid in full by the end of the fiscal year.

On July 31, 2002 we amended and restated our senior secured credit facility to provide for the replacement of Term Loan B with a new Term Loan C in the amount of $330.0 million. Term Loan C is payable in semi-annual installments of $1.0 million through June 30, 2008 followed by semi-annual installments of $106.0 million through December 31, 2009. The initial interest margin on Term Loan C is 75 basis points less than Term Loan B resulting in an estimated $2.5 million reduction of annual interest expense on a pre-tax basis. Capitalized loan fees related to Term Loan B will continue to be amortized over the life of Term Loan C. Fees of $1.3 million related directly to the amendment have been capitalized and will also be amortized over the life of Term Loan C.

During the quarter ended September 28, 2002, we reacquired 64,015 warrants to purchase 120,934 equivalent shares of common stock for total consideration paid of $2.2 million. The detachable warrants were issued with our 12.75% senior subordinated notes due May 2010. We may, from time to time, purchase outstanding debt and equity securities for cash in private transactions, in the market or otherwise, subject to compliance with our debt and preferred stock commitments.

NEW ACCOUNTING STANDARDS

SFAS 143—Accounting for Asset Retirement Obligations
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, which establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of

SFAS 143 will not have a material impact, if any, on our consolidated results of operations, cash flows and financial position.

SFAS 145—Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections
In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, “Reporting Gains and Losses from Extinguishments of Debt,” SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and amends SFAS 13, “Accounting for Leases.” As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will be used to classify gains and losses from extinguishments of debt. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. During 2002, we adopted the provisions of SFAS 145. Accordingly, the $1.8 million loss on redemption of our 12.75% senior subordinated notes due May 2010 has been classified as an operating expense as it does not meet the criteria in APB 30 to be classified as an extraordinary loss.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
We are subject to market risk associated with changes in the price of gold. To mitigate our commodity price risk, we enter into gold forward contracts based upon the estimated ounces needed to satisfy projected customer requirements. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our open gold forward purchase contracts. The fair market value of our open gold forward contracts as of September 28, 2002 was $28.1 million and was calculated by valuing each contract at quoted futures prices. The market risk associated with these contracts was $2.8 million and was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices.

There have been no material changes in our other exposures to market risk during the nine months ended September 28, 2002. For additional information, refer to Item 7A of our 2001 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on
Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our most recent evaluation.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. (“Epicenter”), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former sales representatives. The plaintiff claimed damages of approximately $3.0 million to $10.0 million under various theories and differing sized relevant markets. Epicenter waived its right to a jury, so the case was tried before a judge in U.S. District Court in Orange County, California. On June 18, 2002, the Court found, among other things, that while Jostens’ use of rebates, contributions and value-added programs are legitimate business practices widely practiced in the industry and not violative of antitrust laws, our use of multi-year Total Service Program contracts violated Section 2 of the Sherman Act because these agreements could “exclude competition by making it difficult for a new vendor to compete against Jostens.” On July 12, 2002, the Court entered an initial order providing, among other things, that Epicenter be awarded damages of $1.00, trebled pursuant to Section 15 of the Clayton Act, and that in the state of California, Jostens was enjoined for a period of ten years from utilizing any contract, including those for Total Service Programs, for a period which extends for more than one year (the “Initial Order”). The Initial Order also provided for payment to Epicenter of reasonable attorneys fees and costs. Jostens made a motion to set aside the Initial Order. On August 23, 2002, the Court entered its ruling on the motion, and granted, in part, Josten’s motion for relief from judgment, changing the Initial Order and enjoining Jostens for only five years, and allowing Jostens to enter into multi-year agreements in the following specific circumstances: (1) when a school requests a multi-year agreement, in writing and on its own accord, or (2) in response to a competitor’s offer to enter into a multi-year agreement. On August 23, 2002, the Court entered an additional order granting Epicenter’s motion for attorneys’ fees in the amount of $1.6 million plus $0.1 million in out-of-pocket expenses for a total award of $1.7 million. On September 12, 2002, Jostens filed a Notice of Appeal to the Ninth Circuit of the United States Court of Appeals. Payment of attorneys fees and costs are stayed pending appeal. During November 2002, Jostens issued a letter of credit in the amount of $2.0 million to secure the judgment on attorneys fees and costs. Jostens continues to vigorously appeal this matter and is optimistic about the result based upon substantive and procedural grounds.

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

JOSTENS, INC.

Date: November 8, 2002	/s/ Robert C. Buhrmaster
Robert C. Buhrmaster Chairman, President and Chief Executive Officer

Date: November 8, 2002	/s/ John A. Feenan
John A. Feenan Sr. Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert C. Buhrmaster, Chairman, President and Chief Executive Officer of Jostens, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jostens, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Robert C. Buhrmaster
Robert C. Buhrmaster Chairman, President and Chief Executive Officer

CERTIFICATIONS

I, John A. Feenan, Sr. Vice President and Chief Financial Officer of Jostens, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jostens, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ John A. Feenan
John A. Feenan Sr. Vice President and Chief Financial Officer