Form 10-K
period 2002-12-28
JOSTENS INC
filed 2003-03-27
CIK 54050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5064

Jostens, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0343440 (I.R.S. employer identification number)
5501 Norman Center Drive, Minneapolis, Minnesota (Address of principal executive offices)	55437 (Zip code)

          Registrant's telephone number: (952) 830-3300

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of voting and non-voting stock held by nonaffiliates of the Registrant on March 20, 2003: not applicable. The number of shares outstanding of each of the Registrant's classes of common stock on March 20, 2003, were as follows: Class A: 2,825,218; Class B: 5,300,000; Class C: 811,020; Class D: 20,000; Class E: 0; and Undesignated: 0.

        Documents incorporated by Reference: None

Jostens, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Year Ended December 28, 2002

PART I

ITEM 1.    BUSINESS

        We are a leading provider of school-related affinity products and services including yearbooks, class rings and graduation products in North America. We also provide school photography services of which we have a leading market share in Canada. Our 106-year history of providing quality products and superior service has enabled us to develop long-standing and extensive relationships with schools throughout the United States and Canada.

        Jostens is a Minnesota corporation. Unless otherwise indicated, all references to "Jostens," "we," "our" and "us" refer to Jostens, Inc. and its subsidiaries. Our principal executive offices are located at 5501 Norman Center Drive, Minneapolis, Minnesota 55437. Our main phone number is (952) 830-3300 and our Internet address is www.jostens.com.

        We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. In addition, you may obtain a copy of our filings at www.sec.gov.

  Products and Services

        We manage our business on the basis of one reportable segment: the development, manufacturing and distribution of school-related affinity products and services. We market our products and services primarily in the United States and Canada through independent sales representatives. We also market certain of our products and services through a direct employee-based sales organization. Our complementary products and services are sold through a single sales management organization, which is supported by a single marketing organization. All of our products and services are offered to similar customers, predominantly high school and college students. We offer four principal lines of products and services: printing and publishing, jewelry, graduation products and photography. In 2002, 2001 and 2000, approximately 42%, 41% and 40% of net sales were derived from our printing and publishing products, 27%, 28% and 28% from our jewelry products, 24%, 24% and 25% from our graduation products and 7% in all three years from our photography products and services. Approximately 95% of our 2002 and 2001 net sales and 94% of our 2000 net sales were in the U.S. market. Additional information is set forth below in ITEM 8, Note 13 of the Notes to Consolidated Financial Statements.

          Printing and Publishing

          We manufacture and sell yearbooks in high schools, middle and elementary schools and colleges. Our independent sales representatives and our technical support employees work closely with each school's yearbook staff (both students and faculty advisers), assisting with the planning, editing, layout, production, printing and distribution of the completed yearbooks. In addition, our independent sales representatives work with the faculty advisers to renew yearbook contracts. We also print commercial brochures, promotional materials and books.

          Jewelry

          We design, manufacture and sell class rings primarily to high school and college students and other specialty markets. Most schools have only one school-designated supplier who sells the school's official class ring to its students each year. Class rings are sold within the high schools, through college bookstores, other campus stores, retail jewelry stores and the Internet. A significant portion of our class rings are sold within the high school where our independent sales representatives and customer service employees manage the in-school process of interacting with the students through ring design, promotion and ordering. We also sell jewelry products for athletic champions.

          Graduation Products

          We manufacture and sell graduation announcements, accessories, diplomas and caps and gowns to students and administrators primarily in high schools and colleges. Our independent and employee sales representatives take sales orders through in-school access, telemarketing programs, college bookstores and the Internet.

          Photography

          We process and sell photography products, providing class and individual school pictures to students in middle, elementary and high schools in Canada and the United States. Additionally, we provide high school senior portrait photography, photography for proms and special events and other photo-based products such as student ID cards. Our independent and employee sales representatives arrange the sittings at individual schools or in their own studios.

  Seasonality

        We experience seasonality concurrent with the North American school year, with nearly one half of full-year sales and about three fourths of full-year operating income occurring in the second quarter.

  Competition

        We have four primary competitors, which vary across our product lines and services. They include Herff Jones, Inc. (Herff Jones), Walsworth Publishing Company (Walsworth), Lifetouch, Inc. (Lifetouch) and American Achievement Corporation (AAC), which is the parent corporation of Taylor Publishing Company (Taylor) and Commemorative Brands, Inc. (CBI).

        In the sale of yearbooks, we compete primarily with Herff Jones, Taylor, Walsworth and Lifetouch. Each competes on the basis of print quality, price, product offerings and service. Customization and personalization combined with technical assistance and customer service capabilities are important factors in yearbook production.

        Customer service and manufacturing expertise are also particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. Class rings are marketed through various channels that have different quality and price points. Our primary competitors in the sale of class rings are Herff Jones and CBI. CBI markets the Balfour and ArtCarved brands. Herff Jones distributes its product only in schools, while CBI distributes its product through multiple distribution channels, including schools, independent and chain jewelers and mass merchandisers.

        In the sale of graduation products, we compete primarily with Herff Jones and CBI as well as numerous local and regional competitors who offer products similar to ours. Each competes on the basis of product offerings, product quality, price and service with particular importance given to establishing a proven track record of timely delivery of quality products.

        In the sale of photography products and services, we compete primarily with Lifetouch, Herff Jones and a variety of regional and locally owned and operated photographers.

  Backlog

        Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, we typically obtain contracts in the second quarter of one year for student yearbooks to be delivered in the second and third quarters of the subsequent year. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate the backlog of orders, primarily related to student yearbooks, was approximately $324.0 million, $308.0 million and $291.0 million as of the end of 2002, 2001 and 2000, respectively. We expect most of the 2002 backlog to be confirmed and filled in 2003.

  Environmental

        Matters pertaining to the environment are set forth below in ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in ITEM 8, Note 8 of the Notes to Consolidated Financial Statements.

  Raw Materials

        The principal raw materials that we purchase are gold and other precious metals, paper products, and precious, semiprecious and synthetic stones. Any material increase in the price of gold could adversely impact our cost of sales.

        We purchase substantially all synthetic and semiprecious stones from a single supplier located in Germany who is also a supplier to almost all of the class ring manufacturers in the United States. We believe that the loss of this supplier could adversely affect our business during the time period in which alternate sources would adapt their production capabilities to meet increased demand.

        Matters pertaining to our market risks are set forth below in ITEM 7A, Quantitative and Qualitative Disclosures about Market Risk.

  Intellectual Property

        We have licenses, patents, trademarks and copyrights that, in the aggregate, are an important part of our business. However, we do not regard our business as being materially dependent upon any single license, patent, trademark or copyright. We have patent and trademark registration applications pending and will pursue other filings and registrations as appropriate to establish and preserve our intellectual property rights.

  Employees

        As of the end of February 2003, we had approximately 6,700 employees, of which approximately 300 were members of two separate unions. Because of the seasonality of our business, the number of employees tends to vary. We have never suffered an interruption of business that has had an impact on our operations as a result of a labor dispute and consider our relationship with our employees to be good.

  Foreign Operations

        Our foreign sales are derived primarily from operations in Canada. The accounts and operations of our foreign businesses, excluding Canada, are not significant. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among risks attendant to foreign operations, but these risks are not considered significant with respect to our business. The gross profit margin on foreign sales is approximately the same as the gross profit margin on domestic sales.

        Foreign operations financial information is set forth below in ITEM 8, Note 13 and Note 15 of the Notes to Consolidated Financial Statements.

  Previous Transactions

        On December 27, 1999, we entered into a merger agreement with Saturn Acquisition Corporation, an entity organized for the sole purpose of effecting a merger on behalf of certain affiliates of Investcorp S.A. (Investcorp) and other investors. On May 10, 2000, Saturn Acquisition Corporation merged with and into Jostens, with Jostens as the surviving corporation. The merger was part of a recapitalization of Jostens, which resulted in affiliates of Investcorp and the other investors acquiring approximately 92% of our post-merger common stock. The remaining 8% of our common stock was held by pre-recapitalization shareholders and certain members of senior management. As a result of the transaction, our shares were de-listed from the New York Stock Exchange.

        The recapitalization was funded by (a) $495.0 million of borrowings under a senior credit facility with a syndicate of banks, (b) issuance of $225.0 million in principal amount of senior subordinated notes and warrants to purchase 425,060 shares of our common stock, (c) issuance of $60.0 million in principal amount of redeemable preferred stock and warrants to purchase 531,325 shares of our common stock and (d) $208.7 million of proceeds from the sale of shares of common stock to affiliates of Investcorp and the other investors.

        The proceeds from these financings funded (a) the payment of $823.6 million to holders of common stock representing $25.25 per share, (b) repayment of $67.6 million of outstanding indebtedness, (c) payment of approximately $10.0 million in consideration for cancellation of employee stock options, (d) payments of approximately $72.0 million of fees and expenses associated with the recapitalization including $12.7 million of advisory fees paid to an affiliate of Investcorp and (e) a pre-payment of $7.5 million for a management and consulting agreement for a five-year term with an affiliate of Investcorp.

ITEM 2.    PROPERTIES

        Our properties are summarized below:

Location	Type of Property	Owned (1) or Leased	Approximate Square Footage
Anaheim, CA	Office	Leased	12,000
Attleboro, MA	Manufacturing	Owned	52,000
Burnsville, MN	Manufacturing	Leased	47,000
Clarksville, TN	Manufacturing	Owned	105,000
Clarksville, TN	Warehouse	Leased	13,000
Denton, TX	Manufacturing	Owned	56,000
Laurens, SC	Manufacturing	Owned	98,000
Laurens, SC	Warehouse	Leased	74,000
Owatonna, MN	Office	Owned	88,000
Owatonna, MN	Manufacturing	Owned	30,000
Owatonna, MN	Warehouse	Leased	29,000
Red Wing, MN	Manufacturing	Owned	132,000
Shelbyville, TN	Manufacturing	Owned	87,000
State College, PA	Manufacturing	Owned	66,000
State College, PA	Warehouse	Leased	6,000
Staten Island, NY	Office	Leased	4,000
Topeka, KS	Manufacturing	Owned	236,000
Topeka, KS	Warehouse	Leased	17,000
Visalia, CA	Manufacturing	Owned	96,000
Visalia, CA	Warehouse	Leased	13,000
Winnipeg, MAN	Manufacturing	Owned	69,000
Winnipeg, MAN	Office	Leased	22,000
Winnipeg, MAN	Warehouse	Leased	6,000
Etobicoke, Ontario	Office	Leased	2,000
Winston-Salem, NC	Manufacturing	Owned	132,000
Winston-Salem, NC	Warehouse	Leased	7,000
Webster, NY (2)	Manufacturing	Owned	60,000
Princeton, IL (3)	Manufacturing	Owned	65,000
Saddle Brook, NJ (4)	Office	Leased	6,000
Bloomington, MN	Office	Owned	109,000
Bloomington, MN	Office	Leased	37,000

(1)
All owned domestic properties represent collateral under the senior secured credit facility.
(2)
Closed and currently held for sale.
(3)
Leased to another business as of the end of 2002. Facility was sold in January 2003.
(4)
Currently under sublease to another business.

        We also have office space, primarily for our photography product line that we lease in 26 locations totaling 45,000 square feet.

        We believe our production facilities are suitable for their purpose and are adequate to support our businesses. The extent of utilization of individual facilities varies due to the seasonal nature of the business.

ITEM 3.    LEGAL PROCEEDINGS

        Matters pertaining to legal proceedings are set forth below in ITEM 7 and ITEM 8, Note 8 of the Notes to Consolidated Financial Statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        As a result of the merger and recapitalization on May 10, 2000 as discussed in ITEM 1, our common shares were de-listed from the New York Stock Exchange. Currently, there is no established public trading market for our common stock. Shares of Class A common stock have been traded on a limited and sporadic basis from time to time over-the-counter on the so-called "pink sheets." This limited trading activity may not represent a reliable market indicator for our Class A common shares. Shares of Class B, Class C and Class D common stock are not traded.

        We do not intend to pay dividends to any class of our common shareholders. Furthermore, our ability to pay dividends is limited by the terms of our senior secured credit facility and the senior subordinated notes.

        The number of shareholders of record for each class of common stock at March 20, 2003 are as follows: Class A—183; Class B—13; Class C—1; Class D—11 and Class E—None.

  Recent Sales of Unregistered Securities

        We have not issued nor sold securities within the past three years pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), except on May 10, 2000 as part of the merger and recapitalization, we:

  •
  issued shares of our common stock for an aggregate price of $208.7 million;

  •
  issued $60.0 million in principal amount of redeemable, payment-in-kind preferred shares with detachable warrants to purchase 531,325 shares of our common stock (at an exercise price of $0.01 per share and a term of 11 years) to DB Capital Investors for $60.0 million; and

  •
  issued $225.0 million in principal amount of 12.75% notes with detachable warrants to purchase 425,060 shares of our common stock (at an exercise price of $0.01 per share and exercisable through 2010) to Deutsche Bank Securities Inc., UBS Warburg LLC and Goldman, Sachs & Co. for $215.9 million.

        The transactions set forth above were undertaken in reliance upon exemption from the registration requirements of the Securities Act afforded by Section 4(2), Rule 144A under the Securities Act and/or Regulation D and Regulation S promulgated hereunder, as sales not involving a public offering. In October 2000, we consummated a registered exchange offer with respect to the 12.75% senior subordinated notes described above, pursuant to which all such privately placed securities were exchanged for registered securities.

        Additional information is set forth below in ITEM 8, Note 12 of the Notes to Consolidated Financial Statements, ITEM 11 and ITEM 12.

ITEM 6.    SELECTED FINANCIAL DATA

        The table below sets forth summary consolidated historical data relating to Jostens. The summary historical financial information for the five fiscal years in the period ended December 28, 2002 was derived from the audited historical consolidated financial statements of Jostens.

	2002	2001	2000	1999	1998
	In millions, except per-share data
Statement of Operations (1)
Net sales	$756.0	$736.6	$724.6	$701.5	$683.2
Cost of products sold	316.0	311.2	305.1	305.0	310.6
Transaction costs	—	—	46.4	—	—
Special charges	—	2.5	0.2	20.2	—
Operating income	131.8	121.9	71.2	82.7	92.1
Net interest expense	67.3	76.8	58.9	7.0	6.7
Provision for income taxes	36.2	18.6	16.0	31.7	37.5
Income (loss) from continuing operations	28.3	26.5	(10.5)	44.0	35.9
Gain (loss) on discontinued operations, net of tax	1.6	(22.4)	(2.3)	(0.8)	5.9
Cumulative effect of accounting change, net of tax (2)	—	—	(5.9)	—	—
Net income (loss) (2) (3) (4) (5) (6)	29.9	4.1	(18.7)	43.2	41.8

Balance Sheet Data
Current assets	$187.1	$232.6	$236.1	$286.3	$240.5
Working capital (7)	(56.0)	(62.6)	(20.0)	8.3	44.1
Property and equipment, net	65.4	68.2	79.3	84.6	88.6
Total assets	327.5	374.6	388.3	408.2	366.2
Short-term borrowings	9.0	—	—	117.6	93.9
Long-term debt, including current maturities	580.4	647.0	684.8	3.6	3.6
Redeemable preferred stock	70.8	59.0	48.8	—	—
Shareholders' equity (deficit)	(582.5)	(599.1)	(586.3)	36.5	58.6

Common Share Data (8)
Basic EPS—income (loss) from continuing operations	$1.85	$1.82	$(0.92)	$1.29	$0.98
Basic EPS—net income (loss)	2.03	(0.68)	(1.38)	1.27	1.14
Diluted EPS—income (loss) from continuing operations	1.66	1.65	(0.92)	1.29	0.98
Diluted EPS—net income (loss)	1.83	(0.61)	(1.38)	1.27	1.14
Cash dividends declared per share (9)	—	—	0.22	0.88	0.88
Common shares outstanding at period end	9.0	9.0	9.0	33.3	35.1

Other Data (1)
Depreciation and amortization of continuing operations	$26.9	$28.6	$26.8	$22.7	$20.5
Adjusted EBITDA (10) (12)	160.9	153.0	144.6	125.6	112.6
Adjusted EBITDA margin	21.3%	20.8%	20.0%	17.9%	16.5%
Free cash flow (11) (12)	$32.7	$55.8	$17.3	$88.0	$66.4
Capital expenditures related to continuing operations	22.8	22.2	21.2	26.8	34.9

(1)
Certain Statement of Operations and other data have been reclassified for all periods presented to reflect the results of discontinued operations as set forth below in ITEM 7 and ITEM 8, Note 14 of the Notes to Consolidated Financial Statements.
(2)
The cumulative effect of accounting change, net of tax, reflects changes in our accounting for certain sales transactions as set forth below in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Net loss in 2000 also reflects an after-tax loss on discontinued operations of $2.3 million and a $6.7 million pre-tax charge for equity losses and a write-down of two internet investments as set forth in ITEM 8, Note 17 of the Notes to Consolidated Financial Statements.
(3)
Net income in 2002 reflects an after-tax gain on discontinued operations of $1.6 million for the reversal of certain disposal charges and a $1.8 million pre-tax loss on redemption of senior subordinated notes payable.

(4)
Net income in 2001 reflects a pre-tax loss on discontinued operations of $36.5 million ($22.4 million after tax) and a pre-tax special charge of $2.5 million as set forth below in ITEM 7 and ITEM 8, Note 14 and Note 15 of the Notes to Consolidated Financial Statements.
(5)
Net income in 1999 reflects an after-tax loss on discontinued operations of $0.8 million and a special charge of $20.2 million ($13.3 million after tax).
(6)
Net income in 1998 reflects an after-tax gain from discontinued operations of $5.9 million, a pre-tax gain of $3.7 million resulting from a reduction in LIFO gold inventories and an after tax charge of $15.7 million for the write-off of the Josten's Learning Corp. (JLC) notes receivable of $12.0 million and related net deferred tax assets of $3.7 million.
(7)
Represents current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term borrowings and current maturities of long-term debt).
(8)
Earnings per share calculations include the effect of dividends and accretion on redeemable preferred shares.
(9)
Subsequent to the merger and recapitalization on May 10, 2000 as discussed in ITEM 1, we have not paid nor do we plan to pay dividends to any class of our common shareholders.
(10)
Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, transaction costs, special charges, results of discontinued operations, loss on redemption of senior subordinated notes payable, equity losses and write-down of investments and the loss on the write-off of the JLC notes.
(11)
Free cash flow represents cash provided by or used for operating and investing activities. It excludes the effects of cash flow from financing activities.
(12)
Adjusted EBITDA and free cash flow are not measures of performance under generally accepted accounting principles (GAAP) and should not be considered in isolation or as a substitute for net income, cash flows from operations, or other income and cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. Moreover, adjusted EBITDA and free cash flow are not standardized measures and may be calculated in a number of ways. Accordingly, the adjusted EBITDA and free cash flow information provided might not be comparable to other similarly titled measures provided by other companies. Adjusted EBITDA and free cash flow are included herein because we understand that adjusted EBITDA and free cash flow are customarily used as criteria in evaluation of companies.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

        Our disclosure and analysis in this report may contain "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "project," or "continue," or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

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
  the competitive environment;

  •
  general economic conditions;

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

        The following discussion should be read in conjunction with the selected historical financial data presented in ITEM 6 and our consolidated financial statements and supplementary data presented in ITEM 8 of this Form 10-K. In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

CRITICAL ACCOUNTING POLICIES

        We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

  Revenue Recognition

        We recognize revenue when the earnings process is complete, evidenced by an agreement between Jostens and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed and determinable. Provisions for warranty costs, which are primarily related to our jewelry products, are recorded based on historical information and current trends.

  Allowance for Sales Returns

        We make estimates of potential future product returns related to current period product revenue. We analyze historical returns, current economic trends and changes in customer demand and acceptance of our products when evaluating the adequacy of the allowance for sales returns. Significant management judgments and estimates must be made and used in connection with establishing the allowance for sales returns in any accounting period. Material differences could result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates. On a historical basis, the actual returns have not exceeded the estimates made by management.

  Allowance for Doubtful Accounts and Allowance for Salespersons Overdrafts

        We make estimates of potentially uncollectible customer accounts receivable and receivables arising from sales representative draws paid in excess of earned commissions. Our reserves are based on an analysis of customer and salesperson accounts and historical write-off experience. Our analysis includes the age of the receivable, customer or salesperson creditworthiness and general economic conditions. We believe the results could be materially different if historical trends do not reflect actual results or if economic conditions worsened. On a historical basis, the actual uncollectible accounts have not exceeded the estimates made by management.

  Goodwill

        We adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Intangible Assets" and as a result discontinued the amortization of goodwill. Goodwill is tested for impairment annually or whenever an impairment indicator arises. If events or circumstances change, including reductions in anticipated cash flows generated by operations, goodwill could become impaired and result in a charge to earnings.

  Pension and Postretirement Benefits

        Pension and other postretirement benefit costs and obligations are dependent on assumptions used to develop the actuarial valuation of such amounts. These assumptions include discount rates, expected return on plan assets, rate of compensation increases, health care cost trend rates, mortality rates and other factors. The actuarial assumptions used in our pension and postretirement reporting are reviewed annually and compared with external benchmarks to ensure that they accurately account for our future pension obligations. While we believe that the assumptions used are appropriate, differences in actual experience or changes in the assumptions could materially affect our financial position or results of operations.

  Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items such as capital assets for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheet. We must then assess the likelihood that our deferred tax assets will be recovered from taxable income of the appropriate character within the carryback or carryforward period and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. We have estimated a tax valuation allowance related to capital loss and foreign tax credit carryforwards because we believe the tax benefits are not likely to be fully realized.

RESULTS OF OPERATIONS

        The following table sets forth selected information from our Consolidated Statement of Operations, expressed as a percentage of net sales.

				Percentage change
	Percentage of net sales
				2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%	2.6%	1.7%
Cost of products sold	41.8%	42.3%	42.1%	1.5%	2.0%

Gross profit	58.2%	57.7%	57.9%	3.5%	1.4%
Selling and administrative expenses	40.5%	40.9%	41.6%	1.8%	(0.3%)
Loss on redemption of senior subordinated notes payable	0.2%	—	—	NM	—
Transaction costs	—	—	6.4%	—	NM
Special charges	—	0.3%	—	NM	NM

Operating income	17.4%	16.5%	9.8%	8.1%	71.2%
Interest income	0.1%	0.3%	0.2%	(51.1%)	71.9%
Interest expense	9.1%	10.7%	8.3%	(13.4%)	31.2%
Equity losses and write-down of investments	—	—	0.9%	—	NM

Income from continuing operations before income taxes	8.5%	6.1%	0.8%	42.9%	715.5%
Provision for income taxes	4.8%	2.5%	2.2%	95.0%	16.1%

Income (loss) from continuing operations	3.7%	3.6%	(1.4%)	6.5%	353.5%

Discontinued operations:
Loss from operations of discontinued Recognition segment	—	(0.8%)	(0.3%)	NM	(144.4%)
Gain (loss) on disposal of Recognition segment	0.2%	(2.3%)	—	NM	NM

Gain (loss) on discontinued operations, net of tax	0.2%	(3.0%)	(0.3%)	NM	NM
Cumulative effect of accounting change, net of tax	—	—	(0.8%)	—	NM

Net income (loss)	4.0%	0.6%	(2.6%)	629.4%	122.0%
Dividends and accretion on redeemable preferred shares	(1.6%)	(1.4%)	(0.8%)	(15.1%)	(74.7%)

Net income (loss) available to common shareholders	2.4%	(0.8%)	(3.4%)	397.6%	75.1%

Percentages in this table may reflect rounding adjustments.
NM = percentage not meaningful

Year Ended December 28, 2002 Compared to the Year Ended December 29, 2001

  Net Sales

        Net sales increased $19.4 million, or 2.6%, to $756.0 million for 2002 from $736.6 million for 2001. The increase in net sales resulted from price increases across all product lines averaging approximately

2.2% and slight volume/mix increases. Specific factors contributing to the increase in net sales from 2001 to 2002 include:

  •
  increased volume as a result of net account growth across most of our product lines;

  •
  increased volume in printing due to an increase in the number of pages per yearbook including more color pages; and

  •
  territory additions and new product development in photography.

        These increases were partially offset by the following:

  •
  decreased volume in the jewelry and graduation product lines as a result of the loss of a large college customer;

  •
  decreased jewelry revenue attributed to a shift in product mix toward non-precious metals with lower price points;

  •
  volume decreases in jewelry due to a slight decline in the number of rings sold per high school;

  •
  volume decreases in graduation products due to lower dollars spent per student; and

  •
  decreased volume in printing due to less commercial volume.

  Gross Profit

        Gross profit increased $14.7 million, or 3.5%, to $440.0 million for 2002 from $425.3 million for 2001. As a percentage of net sales, gross profit margin increased 50 basis points to 58.2% in 2002 from 57.7% in 2001. The increase in gross profit margin is attributed to:

  •
  general price increases across all product lines;

  •
  continued improvement in plant efficiencies including the implementation of lean manufacturing principles; and

  •
  a favorable sales mix of our printing products resulting in increased higher margin yearbook volume and decreased lower margin commercial printing volume.

        These profit improvements were partially offset by an increase in the price of gold compared to 2001, higher employee benefit costs and a general shift in consumer spending toward lower-priced products with lower profit margins in some of our product lines.

  Selling and Administrative Expenses

        Selling and administrative expenses increased $5.5 million, or 1.8%, to $306.4 million for 2002 from $300.9 million for 2001. As a percentage of net sales, selling and administrative expenses decreased 40 basis points to 40.5% for 2002 compared to 40.9% for 2001. The $5.5 million increase is primarily due to:

  •
  higher spending on information systems related to the upgrade of our transaction processing system and application development in one of our product lines and

  •
  higher commissions and general and administrative expenses, both as a result of increased sales.

        These increases were partially offset by reduced spending for outside legal counsel in connection with the resolution of a specific legal matter pending in 2001.

  Loss on Redemption of Senior Subordinated Notes Payable

        As a result of redeeming $7.5 million principal amount of our 12.75% senior subordinated notes due May 2010, we recognized a loss of $1.8 million in 2002 consisting of a $0.8 million write-off of unamortized original issuance discount and deferred financing costs and a $1.0 million premium paid on redemption of the notes.

  Net Interest Expense

        Net interest expense decreased $9.4 million, or 12.3%, to $67.3 million for 2002 as compared to $76.8 million for 2001. The decrease was due to a lower average outstanding debt balance and a lower average interest rate as a result of refinancing a portion of our senior secured credit facility combined with the effects of general market conditions.

  Provision for Income Taxes

        Our effective tax rate for continuing operations was 56.2% for 2002 compared to 41.2% for 2001. The increase was due primarily to the effect of additional federal and state income taxes attributable to earnings repatriated from our Canadian subsidiary. We anticipate a 2003 effective tax rate between 41% and 42%.

  Income from Continuing Operations

        Income from continuing operations increased $1.7 million, or 6.5%, to $28.3 million for 2002 from $26.5 million for 2001 as a result of increased net sales, improved gross profit margin and lower net interest expense offset by an increase in our provision for income taxes.

Year Ended December 29, 2001 Compared to the Year Ended December 30, 2000

  Net Sales

        Net sales increased $12.0 million, or 1.7%, to $736.6 million for 2001 from $724.6 million for 2000. The increase in net sales resulted from price increases in most of our product lines averaging approximately 3.0% offset partially by volume/mix decreases of 1.3%. Specific factors contributing to the increase in net sales from 2000 to 2001 include:

  •
  increased volume in printing due to an increase in delivered yearbook copies per school;

  •
  increased volume in printing due to an increase in the number of pages per yearbook including more color pages;

  •
  increased volume in printing due to higher commercial volume; and

  •
  territory additions and new product development in photography.

        These increases were partially offset by the following:

  •
  decreased volume in printing due to declines in yearbook add-on features and the number of school accounts;

  •
  decreased volume in jewelry due to a decline in the number of rings sold per high school;

  •
  volume decreases in graduation products due to decreased buy rates and dollars spent per student; and

  •
  unfavorable foreign exchange variance on Canadian sales.

  Gross Profit

        Gross profit increased $5.8 million, or 1.4%, to $425.3 million for 2001 from $419.5 million for 2000. As a percentage of net sales, gross profit margin decreased slightly to 57.7% in 2001 from 57.9% in 2000. The slight decrease was primarily the result of unfavorable manufacturing variances associated with lower volumes for jewelry and graduation products in the high school market combined with unfavorable foreign exchange variances for Canadian manufacturing costs. This decrease was partially offset by our continued emphasis on manufacturing efficiencies including the implementation of lean manufacturing principles.

  Selling and Administrative Expenses

        Selling and administrative expenses decreased $0.8 million, or 0.3%, to $300.9 million for 2001 from $301.7 million for 2000. As a percentage of net sales, selling and administrative expenses decreased 70 basis points to 40.9% for 2001 compared to 41.6% for 2000. The decrease reflects lower spending on information systems and lower commission expenses primarily due to volume decreases in jewelry and graduation announcements in the high school market combined with changes in the commission program for Canadian sales. These decreases were offset by:

  •
  higher selling and marketing expenses related to programs and initiatives;

  •
  higher customer service expenses related to additional temporary labor in order processing; and

  •
  higher general and administrative expenses due to full year amortization of our prepaid management fee in 2001 compared to a partial year in 2000 and increased costs for outside legal counsel associated with a specific legal matter in 2001.

  Special Charges

        During 2001, we recorded special charges totaling $2.5 million. We incurred costs of $2.1 million for severance and related separation benefits in connection with the departure of a senior executive and two other management personnel. In addition, we elected to terminate our joint venture operations in Mexico City, Mexico and took a charge of $0.4 million, primarily to write off the net investment. We utilized $2.3 million of the aggregate special charge in 2001 and less than $0.1 million in 2002. The remaining liability of $0.2 million is classified in "other current liabilities" in our Consolidated Balance Sheet as it primarily consists of separation benefits that will continue to be paid out over the next six months as specified under the separation agreement.

  Net Interest Expense

        Net interest expense increased $17.9 million, or 30.3%, to $76.8 million for 2001 as compared to $58.9 million for 2000. The increase is due to the full year impact of our recapitalization financing, which occurred on May 10, 2000, offset by a declining outstanding debt balance and a lower average interest rate.

  Provision for Income Taxes

        Our effective tax rate for continuing operations was 41.2% for 2001 compared to 289.2% for 2000, which reflected the 2000 impact of non-deductible transaction costs of approximately $27.0 million.

  Income (Loss) from Continuing Operations

        Income from continuing operations increased $37.0 million to $26.5 million for 2001 from a loss of $10.5 million for 2000 largely as a result of transaction costs of $46.4 million incurred in 2000 associated with the merger and recapitalization on May 10, 2000.

DISCONTINUED OPERATIONS

        In December 2001, our board of directors approved a plan to exit our former Recognition business in order to focus our resources on our core School Products business. The results of the Recognition business are reflected as discontinued operations in our Consolidated Statement of Operations for all periods presented. The following table sets forth revenue and loss from discontinued operations.

	2002	2001	2000
	In thousands
Revenue from external customers	$—	$55,913	$80,450
Pre-tax loss from operations of discontinued operations before measurement date	—	(9,036)	(3,372)
Pre-tax gain (loss) on disposal	2,708	(27,449)	—
Income tax (expense) benefit	(1,071)	14,045	1,075

Gain (loss) on discontinued operations	$1,637	$(22,440)	$(2,297)

        As a result of problems encountered with a system implementation that took place in 1999, revenue from the discontinued business continued to decline in 2001. Furthermore, in 2001, the pre-tax loss from the results of discontinued operations included costs to hire, train and support a new sales force following the loss of seasoned sales representatives in 1999 and 2000.

        During 2001, the results of discontinued operations encompassed the period through the December 3, 2001 measurement date. The $27.4 million pre-tax loss on disposal of the discontinued business consisted of a non-cash charge of $11.1 million to write off certain net assets of the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business.

        During 2002, we reversed $2.3 million of the accrued charges based on our revised estimates for employee separation costs and phase-out costs. Of the total adjustment, $0.5 million resulted from modifying our anticipated workforce reduction from 150 to 130 full-time positions and $1.8 million resulted from lower information systems, customer service and internal support costs and lower receivable write-offs than originally anticipated. In addition, we reversed $0.4 million in other liabilities for a total pre-tax gain on discontinued operations of $2.7 million ($1.6 million net of tax). Components of the accrued disposal costs, which are included in "current liabilities of discontinued operations" in our Consolidated Balance Sheet are as follows:

	Initial charge	Prior accrual	Net adjustments in 2002	Utilization 2002	Balance 2002
	In thousands
Employee separation benefits and other related costs	$6,164	$—	$(523)	$(5,109)	$532
Phase-out costs of exiting the Recognition business	4,255	—	(1,365)	(2,591)	299
Salesperson transition benefits	2,855	1,236	(191)	(767)	3,133
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—

	$16,292	$2,670	$(2,307)	$(12,691)	$3,964

        Separation benefits will continue to be paid out in 2003 over the benefit period as specified under our severance plan and transition benefits will continue to be paid through 2004.

LIQUIDITY AND CAPITAL RESOURCES

        Our primary cash needs are for debt service obligations, capital expenditures, working capital and general corporate purposes. At the end of 2002, we had cash and cash equivalents of $10.9 million. Our free cash flow for 2002 was $32.7 million compared to $55.8 million and $17.3 million for 2001 and 2000, respectively. Free cash flow excludes the effects of cash flow from financing activities.

  Operating Activities

        Operating activities generated cash of $55.5 million in 2002 compared with $71.6 million in 2001 and $35.5 million in 2000. The following items contributed to the decline in operating cash flow in 2002:

  •
  smaller improvements in inventory levels and customer deposits received than in 2001;

  •
  an approximate $17 million payment for federal and state income taxes including interest charges in connection with the completion of an IRS audit discussed below; and

  •
  the use of cash for severance and phase-out costs of discontinued operations, net of asset collections.

        Partially offsetting the above items, operating cash flow was favorably impacted in 2002 by an increase in net income mainly as a result of the $22.4 million loss on discontinued operations incurred in 2001, but also as a result of a $9.2 million increase in operating income, exclusive of special charges and the loss on redemption of our senior subordinated notes payable, and a $9.4 million decrease in net interest expense compared to 2001. The increase in net income was offset, however, by a $17.6 million increase in our provision for income taxes from continuing operations due to higher taxable income plus additional federal and state income taxes attributable to earnings repatriated from our Canadian subsidiary.

        During 2002, we agreed to certain adjustments proposed by the Internal Revenue Service in connection with its audit of our federal income tax returns filed for years 1996 through 1998. As a result of the audit, we agreed to pay additional federal taxes of $11.3 million. Combined with additional state taxes and interest charges, the liability related to these adjustments, which had previously been accrued, was approximately $17 million. In addition, we have filed an appeal with the Internal Revenue Service concerning a further proposed adjustment of approximately $8 million. While the appeal process may take up to two years to complete, we believe the outcome of this matter will not have a material impact on our results of operations.

        The $36.1 million increase in operating cash flow in 2001 over 2000 was primarily due to higher net income mainly as a result of transaction costs incurred in 2000 of $46.4 million related to the merger and recapitalization, but also as a result of a $6.6 million increase in operating income exclusive of special charges and the transaction costs. The increase in net income was partially offset by a $20.1 million increase in loss on discontinued operations and a $17.8 million increase in net interest expense compared to 2000. In addition, cash was favorably impacted by reduced inventories and the timing of customer deposits. Also in 2000, we recorded a non-cash charge of $6.7 million for equity losses and a write-down to zero against our investment in two privately held Internet companies and a non-cash charge of $5.9 million for the net of tax cumulative effect of our change in method of accounting for certain sales transactions as set forth below in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements.

  Investing Activities

        Capital expenditures in 2002, 2001 and 2000 were $22.8 million, $22.7 million and $22.2 million, respectively, reflecting comparable spending on technology, expansion of our color printing capacity and replacement projects in all three years.

        In 2001, investing activities included proceeds of $4.0 million from the sale of our distribution facility in Memphis, Tennessee and proceeds of $2.5 million from the sale of certain assets of our Recognition business. These items are included in discontinued operations in our Consolidated Statement of Operations. In 2000, we sold our minority equity position in a privately held Internet company for $5.0 million, which resulted in no gain or loss.

  Financing Activities

        Net cash used for financing activities in 2002, 2001 and 2000 was $64.8 million, $39.3 million and $29.3 million, respectively. Substantially all of the net cash used for financing activities in 2002 and 2001 related to principal payments on our long-term debt. During 2002 and 2001, we made scheduled principal payments of $20.9 million and $14.9 million, respectively, and voluntarily prepaid an additional $40.0 million and $24.0 million, respectively, of principal on our senior secured credit facility. Also during 2002, we voluntarily redeemed $7.5 million principal amount of our 12.75% senior subordinated notes due May 2010 (the "notes") for $8.5 million.

        During 2002, we reacquired 79,015 warrants to purchase 149,272 actual equivalent shares of common stock for total consideration paid of $2.7 million. The detachable warrants were issued with the notes. We may, from time to time, purchase outstanding debt and equity securities for cash in private transactions, in the market or otherwise, subject to compliance with our debt and preferred stock commitments.

        Net cash used for financing activities in 2000 consisted of proceeds from the new senior secured credit facility, issuance of the notes, issuance of redeemable preferred stock and issuance of common stock tendered in the transaction, the pay-off of credit facilities existing prior to the transaction and a $16.0 million voluntary principal payment on our senior secured credit facility.

        Future mandatory principal payment obligations under Term Loan A are $7.2 million due June 30, 2003 and $7.9 million due December 31, 2003. Thereafter, semi-annual principal payments increase $0.7 million per semi-annual period through December 2005, with a final payment of $5.3 million due in May 2006. On July 31, 2002, we amended and restated our senior secured credit facility to provide for the replacement of Term Loan B with a new Term Loan C in the amount of $330.0 million. Future mandatory principal payment obligations under Term Loan C are $1.0 million per semi-annual period through June 30, 2008 followed by three semi-annual installments of $103.3 million though December 31, 2009. The $217.5 million in notes come due May 2010. In addition, mandatory interest obligations on the notes are $13.9 million semi-annually through May 2010.

        We experience seasonality that corresponds to the North American school year. To help manage the seasonal nature of our cash flow, we have a $150.0 million revolving credit facility that expires on May 31, 2006. The term loans and borrowings under the revolving credit facility collectively are referred to as the "senior secured credit facility". Our second amended and restated senior secured credit facility dated December 13, 2002 adds our Canadian subsidiary as a borrower under the revolving credit facility for an amount not to exceed $20.0 million. In connection with the amendment and restatement, we have guaranteed the revolving credit facility of our Canadian subsidiary upon the occurrence of any event of default under any credit document. At the end of 2002, there was $9.0 million outstanding in the form of short-term borrowings at our Canadian subsidiary and an additional $9.9 million outstanding in the form of letters of credit, leaving $131.1 million available under this facility. We also have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30.0 million in consigned inventory. At the end of 2002, we had $12.6 million available under this facility.

        The notes are not collateralized and are subordinate in right of payment to the senior secured credit facility, which is collateralized by substantially all the assets of our operations and all of our capital stock (limited to 65% in the case of foreign subsidiaries). The senior secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the senior secured credit facility, including letter of credit fees, agency fees and commitment fees. The senior secured credit facility and the notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligation. At the end of 2002, we were in compliance with all covenants.

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

        Our ability to make scheduled principal payments on existing indebtedness or to refinance our indebtedness, including the notes, will depend on our future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current anticipated level of operations, we believe that cash flows from operations and available cash, together with available borrowings under the senior secured credit facility will be adequate to meet our anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on our indebtedness for the next twelve months. We may, however, need to refinance all or a portion of the principal of the notes on or prior to maturity. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior secured credit facility in an amount sufficient to enable us to service our indebtedness, including the notes. In addition, there can be no assurance that we will be able to effect any refinancing on commercially reasonable terms, or at all.

  Contractual Obligations

        The following table shows due dates and amounts of our contractual obligations:

		Payments Due by Period
	Total	2003	2004	2005	2006	2007	Thereafter
	In thousands
Long-term debt excluding discount	$596,771	$17,094	$19,727	$22,361	$7,217	$1,949	$528,423
Revolving credit facility (1)	8,960	8,960	—	—	—	—	—
Operating leases	5,110	2,991	1,751	287	67	14	—
Gold forward contracts	20,493	20,493	—	—	—	—	—
Redeemable preferred stock (2)	272,630	—	—	—	—	—	272,630

Total contractual cash obligations	$903,964	$49,538	$21,478	$22,648	$7,284	$1,963	$801,053

(1)
Also outstanding is $9.9 million in the form of letters of credit.
(2)
Includes payment-in-kind dividends compounded quarterly through maturity in May 2011.

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

        In 1996, we assessed the likelihood as probable that a loss had been incurred at one of our sites based on findings included in remediation reports and from discussions with legal counsel. As of the end of 2002, we had made payments totaling $7.1 million for remediation at this site and our Consolidated Balance Sheet included $1.1 million in "other accrued liabilities" related to this site. During 2001, we received reimbursement from our insurance carrier in the amount of $2.7 million, net of legal costs. While we may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable. No assets for potential recoveries were established as of the end of 2002. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of this matter will not be material.

  Litigation

        A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. (Epicenter), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former independent sales representatives. The plaintiff claimed damages of approximately $3 million to $10 million under various theories and differing sized relevant markets. Epicenter waived its right to a jury, so the case was tried before a judge in U.S. District Court in Orange County, California. On June 18, 2002, the Court found, among other things, that while Jostens' use of rebates, contributions and value-added programs are legitimate business practices widely practiced in the industry and do not violate antitrust laws, our use of multi-year Total Service Program contracts violated Section 2 of the Sherman Act because these agreements could "exclude competition by making it difficult for a new vendor to compete against Jostens."

        On July 12, 2002, the Court entered an initial order providing, among other things, that Epicenter be awarded damages of $1.00, trebled pursuant to Section 15 of the Clayton Act, and that in the state of California, Jostens was enjoined for a period of ten years from utilizing any contract, including those for Total Service Programs, for a period which extends for more than one year (the "Initial Order"). The Initial Order also provided for payment to Epicenter of reasonable attorneys fees and costs. Jostens made a motion to set aside the Initial Order. On August 23, 2002, the Court entered its ruling on the motion, and granted, in part, Jostens' motion for relief from judgment, changing the Initial Order and enjoining Jostens for only five years, and allowing Jostens to enter into multi-year agreements in the following specific circumstances: (1) when a school requests a multi-year agreement, in writing and on its own accord, or (2) in response to a competitor's offer to enter into a multi-year agreement. On August 23, 2002, the Court entered an additional order granting Epicenter's motion for attorneys' fees in the amount of $1.6 million plus $0.1 million in out-of-pocket expenses for a total award of $1.7 million. On September 12, 2002, Jostens filed a Notice of Appeal to the Ninth Circuit of the United States Court of Appeals. Payment of attorney fees and costs are stayed pending appeal. In November 2002, Jostens issued a letter of credit in the amount of $2.0 million to secure the judgment on attorney fees and costs. Jostens continues to vigorously appeal this matter based upon substantive and procedural grounds. Our brief on appeal was filed with the Court on February 13, 2003.

        We are a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters, including the Epicenter matter discussed above, will not be material.

NEW ACCOUNTING STANDARDS

  SFAS 143—Accounting for Asset Retirement Obligations

        In June 2001, the FASB issued SFAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will implement this statement on December 29, 2002, the beginning of our fiscal year. The impact of such adoption is not anticipated to have a material effect on our financial statements.

  SFAS 145—Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

        In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, "Reporting Gains and Losses from Extinguishments of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS 13, "Accounting for Leases." During 2002, we adopted the provisions of SFAS 145. Accordingly, for 2002 the $1.8 million loss on redemption of our 12.75% senior subordinated notes due May 2010 has been classified as an operating expense as it does not meet the criteria to be classified as an extraordinary loss.

  SFAS 146—Accounting for Costs Associated with Exit or Disposal Activities

        In June 2002, the FASB issued SFAS 146, which clarifies the accounting for costs associated with exit or disposal activities. We will implement this statement for all activities occurring subsequent to December 28, 2002. The impact of such adoption is not anticipated to have a material effect on our financial statements.

  SFAS 148—Accounting for Stock-Based Compensation—Transition and Disclosure

        In December 2002, the FASB issued SFAS 148, which amends SFAS 123 "Accounting for Stock-Based Compensation." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 and APB 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation in accordance with APB 25. As such, we do not expect SFAS 148 to have a material effect on our financial statements. We have adopted the disclosure-only provisions of SFAS 148 as of December 28, 2002.

  FIN 45—Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others

        In November 2002, the FASB issued Interpretation (FIN) 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect FIN 45 to have a material effect on our financial statements.

RECENTLY PASSED LEGISLATION

        On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which immediately impacts Securities and Exchange Commission registrants, public accounting firms, lawyers and securities analysts. This legislation is the most comprehensive since the passage of the Securities Acts of 1933 and 1934. It has far reaching effects on the standards of integrity for corporate management, boards of directors and executive management. We do not expect any material adverse effect as a result of the passage of this legislation; however, the full scope of the Act has not been determined. We have formed a disclosure committee, which has assessed our disclosure controls and internal controls. While it is not yet clear whether all sections of the Act will apply to us, we intend to follow best practices with respect to the Act. We are in the process of updating our Code of Ethics and Business Conduct, have assessed our anonymous reporting procedures including our internal hotline and have conducted educational sessions on requirements of the Act for our board of directors and executive management.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Market Risk

        We are subject to market risk associated with changes in interest rates, foreign currency exchange rates and commodity prices. To reduce any one of these risks, we may at times use financial instruments. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes.

  Interest Rate Risk

        We are subject to market risk associated with changes in the London Interbank Offered Rate (LIBOR) in connection with our senior secured credit facility. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our floating rate debt. If short-term interest rates or the LIBOR averaged 10% more or less in 2002 and 2001, our interest expense would have changed by $2.4 million and $3.2 million, respectively.

  Foreign Currency Risk

        From time to time, we may enter into foreign currency contracts to hedge purchases of inventory denominated in foreign currency. The purpose of these hedging activities is to protect us from the risk that inventory purchases denominated in foreign currencies will be adversely affected by changes in foreign currency rates. Our principal currency exposures relate to the Canadian dollar and the euro. We consider our market risk in such activities to be immaterial. Our foreign operations are primarily in Canada, and substantially all transactions are denominated in the local currency.

  Commodity Price Risk

        We are subject to market risk associated with changes in the price of gold. To mitigate our commodity price risk, we enter into gold forward contracts based upon the estimated ounces needed to satisfy projected customer requirements. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our open gold forward purchase contracts. The market risk associated with these contracts was $0.2 million and $0.7 million as of the end of 2002 and 2001, respectively, and was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase in fair value over our aggregate forward contract commitment.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Shareholders and Directors of Jostens, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the consolidated financial position of Jostens, Inc. and its subsidiaries at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Jostens, Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001.

PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
February 12, 2003

JOSTENS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	2002	2001	2000
	In thousands, except per-share data
Net sales	$755,984	$736,560	$724,597
Cost of products sold	315,961	311,212	305,093

Gross profit	440,023	425,348	419,504
Selling and administrative expenses	306,449	300,927	301,700
Loss on redemption of senior subordinated notes payable	1,765	—	—
Transaction costs	—	—	46,373
Special charges	—	2,540	237

Operating income	131,809	121,881	71,194
Interest income	1,109	2,269	1,320
Interest expense	68,435	79,035	60,252
Equity losses and write-down of investments	—	—	6,730

Income from continuing operations before income taxes	64,483	45,115	5,532
Provision for income taxes	36,214	18,575	16,000

Income (loss) from continuing operations	28,269	26,540	(10,468)

Discontinued operations (Note 14):
Loss from operations (net of income tax benefit of $3,422 and $1,075, respectively)	—	(5,614)	(2,297)
Gain (loss) on disposal (net of income tax expense of $1,071 and income tax benefit of $10,623, respectively)	1,637	(16,826)	—

Gain (loss) on discontinued operations	1,637	(22,440)	(2,297)
Cumulative effect of accounting change, net of tax (Note 1)	—	—	(5,894)

Net income (loss)	29,906	4,100	(18,659)
Dividends and accretion on redeemable preferred shares	(11,747)	(10,202)	(5,841)

Net income (loss) available to common shareholders	$18,159	$(6,102)	$(24,500)

Basic net income (loss) per common share
Income (loss) from continuing operations	$1.85	$1.82	$(0.92)
Gain (loss) on discontinued operations	0.18	(2.50)	(0.13)
Cumulative effect of accounting change	—	—	(0.33)

	$2.03	$(0.68)	$(1.38)

Diluted net income (loss) per common share
Income (loss) from continuing operations	$1.66	$1.65	$(0.92)
Gain (loss) on discontinued operations	0.17	(2.26)	(0.13)
Cumulative effect of accounting change	—	—	(0.33)

	$1.83	$(0.61)	$(1.38)

Weighted average common shares outstanding	8,959	8,980	17,663
Dilutive effect of warrants and stock options	941	957	—

Weighted average common shares outstanding assuming dilution	9,900	9,937	17,663

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 28, 2002 and December 29, 2001

	2002	2001
	In thousands, except per-share data
ASSETS
Current assets
Cash and cash equivalents	$10,938	$43,100
Accounts receivable, net (Note 4)	59,027	56,238
Inventories, net (Note 4)	69,348	70,514
Deferred income taxes	13,631	19,964
Salespersons overdrafts, net of allowance of $8,034 and $6,897, respectively	25,585	28,037
Prepaid expenses and other current assets	8,614	7,723
Current assets of discontinued operations	—	7,029

Total current assets	187,143	232,605

Noncurrent assets
Goodwill and other intangibles, net	14,929	13,759
Deferred financing costs, net	22,665	27,476
Other	37,336	32,576

Total other assets	74,930	73,811

Property and equipment, net	65,448	68,191

	$327,521	$374,607

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Short-term borrowings	$8,960	$—
Accounts payable	13,893	18,721
Accrued employee compensation and related taxes	31,354	27,392
Commissions payable	15,694	18,639
Customer deposits	133,840	126,400
Income taxes payable	7,316	16,940
Interest payable	10,789	10,567
Current portion of long-term debt	17,094	20,966
Other accrued liabilities	14,968	16,913
Current liabilities of discontinued operations	4,323	16,511

Total current liabilities	258,231	273,049
Noncurrent liabilities
Long-term debt—less current maturities, net of unamortized original issue discount of $16,343 and $18,143, respectively	563,334	626,017
Other noncurrent liabilities including deferred tax liabilities of $9,668 and $3,472, respectively	17,646	15,628

Total liabilities	839,211	914,694

Commitments and contingencies
Redeemable preferred shares $.01 par value, liquidation preference: $84,350; authorized: 308 shares; issued and outstanding: December 28, 2002—84; December 29, 2001—74	70,790	59,043
Preferred shares $.01 par value, authorized: 4,000 shares; issued and outstanding in the form of redeemable preferred shares listed above: December 28, 2002—84; December 29, 2001—74; undesignated at December 28, 2002: 3,916	—	—
Shareholders' deficit
Common shares (Note 11)	1,003	1,006
Additional paid-in-capital—warrants	20,964	24,733
Officer notes receivable	(1,625)	(1,407)
Accumulated deficit	(592,005)	(610,959)
Accumulated other comprehensive loss	(10,817)	(12,503)

Total shareholders' deficit	(582,480)	(599,130)

	$327,521	$374,607

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2001	2000
	In thousands
Operating activities
Net income (loss)	$29,906	$4,100	$(18,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,645	25,910	25,266
Amortization of debt discount and deferred financing costs	7,422	6,960	3,741
Other amortization	2,252	2,708	1,523
Depreciation and amortization of discontinued operations	—	1,202	2,150
Deferred income taxes	11,805	(2,237)	3,079
(Gain) loss on sale/disposal of property and equipment, net	(615)	3,038	157
Loss on redemption of senior subordinated notes payable	1,765	—	—
Equity losses and write-down of investments	—	—	6,730
Cumulative effect of accounting change, net of tax	—	—	5,894
Other	(344)	—	—
Changes in assets and liabilities:
Accounts receivable	(2,789)	8,706	17,366
Inventories	1,166	20,716	5,694
Salespersons overdrafts	2,452	(810)	(1,033)
Prepaid expenses and other current assets	(891)	2,423	567
Net pension assets	(5,983)	(6,875)	(7,469)
Accounts payable	(4,828)	(5,709)	789
Accrued employee compensation and related taxes	3,962	(3,434)	1,348
Commissions payable	(2,945)	(1,256)	98
Customer deposits	7,440	17,552	(4,110)
Income taxes payable	(9,624)	1,785	(2,068)
Interest payable	222	471	7,960
Net liabilities of discontinued operations	(5,159)	6,982	—
Other	(4,387)	(10,585)	(13,511)

Net cash provided by operating activities	55,472	71,647	35,512

Investing activities
Purchases of property and equipment	(22,843)	(22,205)	(21,221)
Purchases of property and equipment related to discontinued operations	—	(496)	(937)
Proceeds from sale of property and equipment	1,256	4,204	421
Proceeds from sale of business	—	2,500	—
Proceeds from sale of equity investments	—	—	4,691
Purchase of equity investments	—	—	(1,119)
Other investing activities, net	(1,225)	168	—

Net cash used for investing activities	(22,812)	(15,829)	(18,165)

Financing activities
Net short-term borrowings (repayments)	8,960	—	(117,608)
Principal payments on long-term debt	(60,855)	(38,874)	(19,600)
Redemption of senior subordinated notes payable at face value of $7.5 million	(8,456)	—	—
Reacquisition of warrants to purchase common stock	(2,706)	—	—
Repurchases of common stock	(145)	(396)	(823,659)
Proceeds from issuance of long-term debt	—	—	700,139
Proceeds from issuance of common shares	—	—	208,695
Net proceeds from issuance of preferred stock	—	—	43,000
Proceeds from issuance of warrants to purchase common shares	—	—	24,733
Debt financing costs	(1,620)	—	(36,459)
Dividends paid to common shareholders	—	—	(7,331)
Other financing activities, net	—	—	(1,222)

Net cash used for financing activities	(64,822)	(39,270)	(29,312)

Change in cash and cash equivalents	(32,162)	16,548	(11,965)
Cash and cash equivalents, beginning of period	43,100	26,552	38,517

Cash and cash equivalents, end of period	$10,938	$43,100	$26,552

Supplemental information
Income taxes paid	$31,492	$5,004	$13,914
Interest paid	$61,542	$71,604	$48,550

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME (LOSS)

							Accumu- lated other compre- hensive loss
						Retained earnings (accumu- lated deficit)
	Common shares		Additional paid-in- capital warrants						Compre- hensive income (loss)
				Capital surplus	Officer notes receivable
	Number	Amount						Total
	In thousands, except per-share data
Balance—January 1, 2000	33,324	$11,108	$—	$—	$—	$31,072	$(5,670)	$36,510
Exercise of stock options and restricted stock,net	23	8		1,520				1,528
Cash dividends declared to common shareholders of $0.22 per share						(7,331)		(7,331)
Issuance of common shares
Class A	2,134	711		53,176	(2,050)			51,837
Class B	5,300	53		133,772				133,825
Class C	811	8		20,470				20,478
Class D	20	—		505				505
Repurchases of common stock	(32,619)	(10,873)		(209,443)		(603,343)		(823,659)
Issuance of warrants to purchase common shares			24,733					24,733
Payment on officer note receivable					275			275
Preferred stock dividends						(5,551)		(5,551)
Preferred stock accretion						(290)		(290)
Net loss						(18,659)		(18,659)	$(18,659)
Change in cumulative translation adjustment							(599)	(599)	(599)
Adjustment in minimum pension liability, net of $51 tax							78	78	78

Comprehensive loss									$(19,180)

Balance—December 30, 2000	8,993	$1,015	$24,733	$—	$(1,775)	$(604,102)	$(6,191)	$(586,320)
Preferred stock dividends						(9,670)		(9,670)
Preferred stock accretion						(532)		(532)
Repurchases of common stock	(28)	(9)			368	(755)		(396)
Net income						4,100		4,100	$4,100
Change in cumulative translation adjustment							(1,502)	(1,502)	(1,502)
Transition adjustment relating to the adoption of FAS 133, net of $1,194 tax							(1,821)	(1,821)	(1,821)
Change in fair value of interest rate swap agreement, net of $1,021 tax							(1,566)	(1,566)	(1,566)
Adjustment in minimum pension liability, net of $931 tax							(1,423)	(1,423)	(1,423)

Comprehensive loss									$(2,212)

Balance—December 29, 2001	8,965	$1,006	$24,733	$—	$(1,407)	$(610,959)	$(12,503)	$(599,130)
Preferred stock dividends						(11,097)		(11,097)
Preferred stock accretion						(650)		(650)
Repurchases of common stock	(9)	(3)			126	(268)		(145)
Reacquisition of warrants to purchase common shares			(3,769)			1,063		(2,706)
Interest accrued on officer notes receivable					(344)			(344)
Net income						29,906		29,906	$29,906
Change in cumulative translation adjustment							579	579	579
Change in fair value of interest rate swap agreement, net of $1,351 tax							2,065	2,065	2,065
Adjustment in minimum pension liability, net of $627 tax							(958)	(958)	(958)

Comprehensive income									$31,592

Balance—December 28, 2002	8,956	$1,003	$20,964	$—	$(1,625)	$(592,005)	$(10,817)	$(582,480)

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

  Our Business

        We are a leading provider of school-related affinity products and services including yearbooks, class rings and graduation products in North America. We also provide school photography services of which we have a leading market share in Canada.

  Principles of Consolidation

        Our consolidated financial statements include the accounts of our company and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts have been reclassified to conform to the 2002 presentation.

  Fiscal Year

        We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday nearest December 31. Fiscal years 2002, 2001 and 2000 ended on December 28, 2002, December 29, 2001 and December 30, 2000, respectively, and each consisted of fifty-two weeks.

  Use of Estimates

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, time deposits and commercial paper all having a maturity of three months or less when purchased.

  Salespersons Overdrafts

        Salespersons overdrafts represent a receivable for sales representative draws paid in excess of earned commissions. A corresponding allowance for uncollectible amounts is established based on historical information and current trends.

  Inventories

        Inventories are stated at the lower of cost or market value. Cost is determined by using standard costing which approximates the first-in, first-out (FIFO) method for all inventories except gold and certain other precious metals, which are determined using the last-in, first-out (LIFO) method. Cost includes direct materials, direct labor and applicable overhead. LIFO inventories were $0.1 million at the end of 2002 and 2001 and approximated replacement cost. Obsolescence reserves are provided as necessary in order to approximate inventories at market value.

  Goodwill

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, was being amortized on the straight-line basis over periods of fifteen to forty years. On December 30, 2001, the beginning of our 2002 fiscal year, we adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." As a result, we discontinued the amortization of goodwill at that date. Goodwill was tested for impairment upon adoption of SFAS 142 and is tested annually or whenever an impairment indicator arises. An impairment charge is recognized only when the calculated fair value of a reporting unit is less than its carrying amount.

  Intangible Assets

        Intangible assets, which consist primarily of customer relationships, are stated at historical cost. Amortization expense is determined on the straight-line basis over periods ranging from three to five years.

  Property and Equipment

        Property and equipment are stated at historical cost. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized. Depreciation is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

Years
Buildings	15 to 40
Machinery and equipment	3 to 10
Capitalized software	2 to 5

  Capitalization of Internal-Use Software

        We capitalize costs of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and ready for its intended use.

  Impairment of Long-Lived Assets

        We review our long-lived assets for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest the remaining value may not be recoverable. An impairment loss would be calculated as the amount by which the carrying value of the asset exceeds the fair value of the asset.

  Customer Deposits

        Amounts received from customers in the form of cash down payments to purchase goods are recorded as a liability until the goods are delivered.

  Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax expense represents the taxes payable for the year and the change in deferred taxes during the year. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Revenue Recognition, Sales Returns and Warranty Costs

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, which among other guidance clarified the Staff's view on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Under our previous policy, we recognized revenue upon shipment of the product from our production facility. Under the new accounting method, adopted retroactive to January 1, 2000, we now recognize revenue when the earnings process is complete, evidenced by an agreement between Jostens and the customer, delivery and acceptance has occurred, collectibility is probable and pricing is fixed and determinable. Provisions for warranty costs related to our jewelry products, sales returns and uncollectible amounts are recorded based on historical information and current trends.

        The cumulative effect of the accounting change resulted in a non-cash charge to net income of $5.9 million (including an income tax benefit of $4.0 million) for the first quarter in 2000. Unaudited proforma amounts assuming the accounting change had been in effect since the beginning of 2000 are as follows:

2000
In thousands
Net loss available to common shareholders
As reported	$(24,500)
Cumulative effect of accounting change, net of tax	5,894

Adjusted net loss available to common shareholders	$(18,606)

Basic net loss per share
As reported	$(1.38)
Cumulative effect of accounting change, net of tax	0.33

Adjusted basic net loss per share	$(1.05)

Diluted net loss per share
As reported	$(1.38)
Cumulative effect of accounting change, net of tax	0.33

Adjusted diluted net loss per share	$(1.05)

  Shipping and Handling

        Net sales include amounts billed to customers for shipping and handling costs. Costs incurred for shipping and handling are recorded in cost of products sold.

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

  Supplier Concentration

        We purchase substantially all synthetic and semiprecious stones from a single supplier located in Germany, who is also the supplier to substantially all of the class ring manufacturers in the United States. Our jewelry product line, which is primarily class rings, represented 27%, 28% and 28% of net sales in 2002, 2001 and 2000, respectively.

  Derivative Financial Instruments

        From time to time, we may use derivative financial instruments to manage market risks and reduce our exposure resulting from fluctuations in interest rates and foreign currency. All hedging transactions are authorized and executed under clearly defined policies and procedures, which prohibit the use of financial instruments for trading purposes. On December 31, 2000, the beginning of our 2001 fiscal year, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. At the time of adoption of SFAS 133 on December 31, 2000, we recognized a $1.8 million, net-of-tax cumulative effect adjustment in "accumulated other comprehensive loss" (AOCL).

        Interest Rate Risk Management:    We have designated our interest rate swap as a cash flow hedge. The fair value of the interest rate swap is recorded in our Consolidated Balance Sheet in "other accrued liabilities" or "other noncurrent liabilities", as applicable. The effective portion of the changes in fair value for this contract is reported in AOCL and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. We have structured our interest rate swap agreement to be 100% effective. As a result, there is no current impact to earnings resulting from hedge ineffectiveness.

        Foreign Currency Management:    The fair value of foreign currency related derivatives are generally included in our Consolidated Balance Sheet in "other current assets" and "other accrued liabilities", as applicable. The effective portion of the changes in fair value for these contracts, which have been designated as cash flow hedges, is reported in AOCL and reclassified into earnings in the same financial statement line item and in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the change in fair value of these instruments is immediately recognized in earnings.

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

        For 2000, 0.7 million shares of common stock equivalents were excluded in the computation of diluted net earnings per share since they were antidilutive due to the net loss incurred in the period. For 2002, options to purchase 44,750 shares of common stock were outstanding, but were excluded from the computation of common share equivalents because they were antidilutive.

  Stock-Based Compensation

        We apply the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options granted to employees and non-employee directors. Accordingly, no compensation cost has been reflected in net income for these plans since all options are granted at or above fair value. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure."

	2002	2001	2000
	In thousands, except per-share data
Net income (loss) available to common shareholders
As reported	$18,159	$(6,102)	$(24,500)
Add stock-based employee compensation expense included in reported net income (loss) available to common shareholders, net of tax effects (Note 12)	—	—	6,045
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(483)	(375)	(265)

Proforma net income (loss) available to common shareholders	$17,676	$(6,477)	$(18,720)

Net income (loss) per share
Basic—as reported	$2.03	$(0.68)	$(1.38)
Basic—pro forma	$1.97	$(0.72)	$(1.06)
Diluted—as reported	$1.83	$(0.61)	$(1.38)
Diluted—proforma	$1.79	$(0.65)	$(1.06)

  New Accounting Standards

  SFAS 143—Accounting for Asset Retirement Obligations

        In June 2001, the FASB issued SFAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We will implement this statement on December 29, 2002, the beginning of our fiscal year. The impact of such adoption is not anticipated to have a material effect on our financial statements.

  SFAS 145—Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

        In April 2002, the FASB issued SFAS 145, which rescinds SFAS 4, "Reporting Gains and Losses from Extinguishments of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS 13, "Accounting for Leases." During 2002, we adopted the provisions of SFAS 145. Accordingly, for 2002 the $1.8 million loss on redemption of our 12.75% senior subordinated notes due May 2010 has been classified as an operating expense as it does not meet the criteria to be classified as an extraordinary loss.

  SFAS 146—Accounting for Costs Associated with Exit or Disposal Activities

        In June 2002, the FASB issued SFAS 146, which clarifies the accounting for costs associated with exit or disposal activities. We will implement this statement for all activities occurring subsequent to December 28, 2002. The impact of such adoption is not anticipated to have a material effect on our financial statements.

  SFAS 148—Accounting for Stock-Based Compensation—Transition and Disclosure

        In December 2002, the FASB issued SFAS 148, which amends SFAS 123 "Accounting for Stock-Based Compensation." This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS 123 and APB 28, "Interim Financial Reporting," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for stock-based compensation in accordance with APB 25. As such, we do not expect SFAS 148 to have a material effect on our financial statements. We have adopted the disclosure-only provisions of SFAS 148 as of December 28, 2002.

  FIN 45—Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others

        In November 2002, the FASB issued Interpretation (FIN) 45, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect FIN 45 to have a material effect on our financial statements.

2.    Derivative Financial Instruments

  Interest Rate Risk Management

        We use a floating-to-fixed cash flow interest rate swap to modify risk from interest rate fluctuations for a portion of our underlying debt. Our senior secured credit facility bears a variable interest rate predominantly linked to LIBOR. The interest rate provided by the swap agreement is fixed at approximately 7.0% as opposed to LIBOR. Notional amounts outstanding at the end of 2002 and 2001 were $70.0 million and $100.0 million, respectively, and will mature in 2003. We expect that pre-tax costs totaling $2.2 million, which are recorded in AOCL at the end of 2002, and represent the difference between the fixed rate of the swap agreement and variable interest of the term note, will be recognized in 2003 as part of interest expense. The fair value of the interest rate swap is based on current settlement values and was a liability of $2.2 million ($1.3 million net of tax) and $5.6 million ($3.4 million net of tax) at the end of 2002 and 2001, respectively.

  Foreign Currency Management

        The purpose of our foreign currency hedging activities is to protect us from the risk that inventory purchases denominated in foreign currency will be adversely affected by changes in foreign currency rates. From time to time, we may enter into forward exchange contracts to hedge forecasted cash flows denominated in foreign currencies (principally euros). At the end of 2002 and 2001, there were no foreign currency foward contracts outstanding.

3.    Accumulated Other Comprehensive Income (Loss)

        The following amounts were included in AOCL:

	Foreign currency translation	Minimum pension liability	Fair value of interest rate swap agreement	Accumulated other comprehensive income (loss)
	In thousands
Balance at January 1, 2000	$(4,644)	$(1,026)	$—	$(5,670)
Current period change	(599)	78	—	(521)

Balance at December 30, 2000	(5,243)	(948)	—	(6,191)
Transition adjustment relating to adoption of SFAS 133	—	—	(1,821)	(1,821)
Current period change	(1,502)	(1,423)	(1,566)	(4,491)

Balance at December 29, 2001	(6,745)	(2,371)	(3,387)	(12,503)
Current period change	579	(958)	2,065	1,686

Balance at December 28, 2002	$(6,166)	$(3,329)	$(1,322)	$(10,817)

4.    Accounts Receivable and Inventories

        As of the end of 2002 and 2001, net accounts receivable were comprised of the following:

	2002	2001
	In thousands
Trade receivables	$67,181	$65,622
Allowance for doubtful accounts	(2,557)	(3,657)
Allowance for sales returns	(5,597)	(5,727)

Total accounts receivable, net	$59,027	$56,238

        As of the end of 2002 and 2001, net inventories were comprised of the following:

	2002	2001
	In thousands
Raw materials and supplies	$10,810	$10,683
Work-in-process	27,347	28,447
Finished goods	32,850	33,473
Reserve for obsolescence	(1,659)	(2,089)

Total inventories, net	$69,348	$70,514

  Precious Metals Consignment Arrangement

        We have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30.0 million in consigned inventory. We expensed consignment fees related to this facility of $0.3 million, $0.5 million and $0.3 million in 2002, 2001 and 2000, respectively. Under the terms of the consignment arrangement, we do not own the consigned inventory until it is shipped in the form of a product to our customer. Accordingly, we do not include the value of consigned inventory nor the corresponding liability in our financial statements. The value of our consigned inventory as of the end of 2002 and 2001 was $17.4 million and $15.8 million, respectively.

5.    Goodwill and Other Intangible Assets

        On December 30, 2001, the beginning of our fiscal year, we adopted SFAS 142 "Goodwill and Other Intangible Assets." As a result, we discontinued the amortization of goodwill. Other than goodwill, we have no intangible assets with indefinite useful lives. As required by SFAS 142, we continue to amortize intangible assets with finite lives.

        A reconciliation of reported net income (loss) available to common shareholders and the related per share data adjusted to reflect the adoption of SFAS 142 is provided below:

	2002	2001
	In thousands
Net income (loss) available to common shareholders:
As reported	$18,159	$(6,102)
Goodwill amortization, net of tax	—	968

Adjusted net income (loss) available to common shareholders	$18,159	$(5,134)

Basic net income (loss) per share:
As reported	$2.03	$(0.68)
Goodwill amortization, net of tax	—	0.11

Adjusted basic net income (loss) per share	$2.03	$(0.57)

Diluted net income (loss) per share:
As reported	$1.83	$(0.61)
Goodwill amortization, net of tax	—	0.09

Adjusted diluted net income (loss) per share	$1.83	$(0.52)

        A reconciliation of reported income from continuing operations and the related per share data adjusted to reflect the adoption of SFAS 142 is provided below:

	2002	2001
	In thousands
Income from continuing operations:
As reported	$28,269	$26,540
Goodwill amortization, net of tax	—	523

Adjusted income from continuing operations	$28,269	$27,063

Basic income per share from continuing operations:
As reported	$1.85	$1.82
Goodwill amortization, net of tax	—	0.06

Adjusted basic income per share from continuing operations	$1.85	$1.88

Diluted income per share from continuing operations
As reported	$1.66	$1.65
Goodwill amortization, net of tax	—	0.05

Adjusted diluted income per share from continuing operations	$1.66	$1.70

        The changes in the net carrying amount of goodwill for fiscal 2002 were as follows:

In thousands
Balance at December 29, 2001	$13,759
Goodwill acquired during the period	678
Currency translation	13

Balance at December 28, 2002	$14,450

        Net amortizable intangible assets at the end of 2002 were $0.5 million. There were no amortizable intangible assets at the end of 2001. Useful lives for amortizable intangible assets range from three to five years.

        Total amortization expense for intangible assets related to continuing operations was $0.1 million in 2002 and $0.5 million in 2001 and 2000. The amounts in 2001 and 2000 consisted entirely of goodwill amortization. Estimated amortization expense for the five succeeding fiscal years based on intangible assets at the end of 2002 is expected to be $0.1 million annually.

6.    Property and Equipment

        As of the end of 2002 and 2001, net property and equipment consisted of:

	2002	2001
	In thousands
Land	$2,795	$2,962
Buildings	36,332	35,707
Machinery and equipment	201,421	194,273
Capitalized software	40,242	34,313

Total property and equipment	280,790	267,255
Less accumulated depreciation and amortization	215,342	199,064

Property and equipment, net	$65,448	$68,191

        Depreciation expense related to continuing operations was $24.6 million, $25.9 million and $25.3 million in 2002, 2001 and 2000, respectively. Amortization related to capitalized software is included in depreciation expense and totaled $6.9 million, $6.6 million and $6.5 million in 2002, 2001 and 2000, respectively.

7.    Financing Arrangements

        As of the end of 2002 and 2001, long-term debt consists of the following:

	2002	2001
	In thousands
Borrowings under senior secured credit facility:
Term Loan A, variable rate, 3.65 percent at December 28, 2002 and 4.63 percent at December 29, 2001, with semi-annual principal and interest payments through May 2006	$58,602	$108,187
Term Loan B, variable rate, 5.38 percent at December 29, 2001	—	331,939
Term Loan C, variable rate, 4.15 percent at December 28, 2002, with semi-annual principal and interest payments through December 2009	320,669	—
Senior subordinated notes, 12.75 percent fixed rate, net of discounts of $16,343 at December 28, 2002 and $18,143 at December 29, 2001, with semi-annual interest payments of $13.9 million, principal due and payable at maturity—May 2010	201,157	206,857

	580,428	646,983
Less current portion	17,094	20,966

	$563,334	$626,017

        Maturities of long-term debt, excluding $16.3 million of discount, as of the end of 2002 are as follows:

In thousands
2003	$17,094
2004	19,727
2005	22,361
2006	7,217
2007	1,949
Thereafter	528,423

$596,771

  Senior Secured Credit Facility

        We have a $150.0 million revolving credit facility that expires on May 31, 2006. We may borrow funds and elect to pay interest under the "alternative base rate" or "eurodollar" interest rate provisions as defined in the agreement. The eurodollar rate is based upon the London Interbank Offered Rate (LIBOR) and the alternative base rate is based upon the prime rate. Our second amended and restated senior secured credit facility dated December 13, 2002 adds our Canadian subsidiary as a borrower under the revolving credit facility for an amount not to exceed $20.0 million. In connection with the amendment and restatement, we have guaranteed the revolving credit facility of our Canadian subsidiary upon the occurrence of any event of default under any credit document. Fees of $0.2 million related directly to the amendment have been capitalized and will be amortized through the expiration of the revolving credit facility. At the end of 2002, there was $9.0 million outstanding in the form of short-term borrowings at our Canadian subsidiary at a weighted average interest rate of 6.75% and an additional $9.9 million outstanding in the form of letters of credit, leaving $131.1 million available under the facility.

        On July 31, 2002, we amended and restated our senior secured credit facility to provide for the replacement of Term Loan B with a new Term Loan C in the amount of $330.0 million. The initial interest margin on Term Loan C is 75 basis points less than Term Loan B resulting in an estimated $2.5 million reduction of annual interest expense on a pre-tax basis. Capitalized loan fees related to Term Loan B will continue to be amortized over the life of Term Loan C. Fees of $1.4 million related directly to the amendment have been capitalized and will also be amortized over the life of Term Loan C.

        In 2002, 2001 and 2000, we voluntarily paid down $40.0 million, $24.0 million and $16.0 million, respectively, of our term loans. Deferred financing fees related to these voluntary prepayments, which are included in interest expense, totaled $1.2 million, $0.8 million and $0.6 million in 2002, 2001 and 2000, respectively. Future mandatory principal payment obligations under Term Loan A are $7.2 million due June 30, 2003 and $7.9 million due December 31, 2003. Thereafter, semi-annual principal payments increase $0.7 million per semi-annual period through December 2005, with a final payment of $5.3 million due in May 2006. Future mandatory principal payment obligations under Term Loan C are $1.0 million due semi-annually through June 30, 2008 followed by three semi-annual installments of $103.3 million through December 31, 2009.

        The term loans and borrowings under the revolving credit facility (collectively the "senior secured credit facility") are collateralized by substantially all the assets of our operations and all of our capital stock (limited to 65% in the case of foreign subsidiaries). The senior secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the senior secured credit facility, including letter of credit fees, agency fees and commitment fees. Commitment fees are payable quarterly, currently at a rate per annum of 0.375% on the average daily unused portion of the revolving credit facility. The senior secured credit facility and the senior subordinated notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligation. At the end of 2002, we were in compliance with all covenants.

  Senior Subordinated Notes

        The 12.75% senior subordinated notes (the "notes"), due May 2010 are not collateralized and are subordinate in right of payment to the senior secured credit facility. The notes were issued with detachable warrants and an original issuance discount, resulting in total discounts of $19.7 million. The detachable warrants were valued at $10.7 million and are exercisable through 2010. The value of the warrants has been included as a component of shareholders' deficit in our consolidated financial statements. During 2002, we reacquired 79,015 warrants to purchase 149,272 actual equivalent shares of common stock for total consideration paid of $2.7 million. The warrants were issued at an aggregate price of $3.8 million. If all the remaining warrants were to be exercised, the holders would acquire shares (at a price of $0.01 per share) of our Class E common stock representing approximately 3.0% of the total number of shares of our common equity on a fully diluted basis. The entire discount is being amortized to interest expense through 2010 and, during 2002, 2001 and 2000, the amount of interest expense related to the amortization of debt discount was $1.2 million, $1.1 million and $0.6 million, respectively.

        During 2002, we voluntarily redeemed $7.5 million principal amount of the notes. As a result of redeeming the senior subordinated notes, we recognized a loss of $1.8 million consisting of a $0.8 million write-off of unamortized original issuance discount and deferred financing costs and a $1.0 million premium paid on redemption of the notes.

        As of the end of 2002 and 2001, the fair value of our debt, excluding the notes, approximated its carrying value and is estimated based on quoted market prices for comparable instruments. The fair value of the notes as of the end of 2002 and 2001 was $242.2 million and $247.5 million, respectively, and was estimated based on the quoted market price of $1,114 and $1,100 per unit, respectively.

  Redeemable Preferred Stock

        In connection with the merger and recapitalization in May 2000 (Note 16), we issued redeemable, payment-in-kind, preferred shares, which have an initial liquidation preference of $60.0 million and are entitled to receive dividends at 14.0% per annum, compounded quarterly and payable either in cash or in additional shares of the same series of preferred stock. The redeemable preferred shares are subject to mandatory redemption by Jostens in May 2011. In connection with the redeemable preferred shares, we ascribed $14.0 million of the proceeds to detachable warrants to purchase 531,325 shares of our Class E common stock (at an exercise price of $0.01 per share), which is reflected as a component of shareholders' deficit in our consolidated financial statements. In addition, $3.0 million of issuance costs were netted against the initial proceeds and are reflected as a reduction to the carrying amount of the preferred stock. The carrying value of the preferred stock is being accreted to full liquidation preference value, plus unpaid preferred stock dividends, over the eleven-year period of the redeemable preferred stock through charges to retained earnings (accumulated deficit). Preferred stock dividends totaling $11.1 million, $9.7 million and $5.6 million were distributed in additional shares of preferred stock in 2002, 2001 and 2000, respectively. Related accretion totaled $0.7 million, $0.5 million and $0.3 million for 2002, 2001 and 2000, respectively.

8.    Commitments and Contingencies

  Leases

        We lease buildings, equipment and vehicles under operating leases. Future minimum rental commitments under noncancellable operating leases are $3.0 million, $1.8 million, $0.3 million and $0.1 million in 2003, 2004, 2005 and 2006, respectively. Rent expense was $4.0 million, $3.5 million and $3.4 million in 2002, 2001 and 2000, respectively.

  Forward Purchase Contracts

        We are subject to market risk associated with changes in the price of gold. To mitigate our commodity price risk, we enter into gold forward contracts to purchase gold based upon the estimated ounces needed to satisfy projected customer requirements. Our purchase commitment at the end of 2002 was $20.5 million with delivery dates occurring throughout 2003. These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133. The fair market value of our open gold forward contracts at the end of 2002 was $22.5 million and was calculated by valuing each contract at quoted futures prices.

        Gains or losses on forward contracts used to purchase inventory for which we have firm purchase commitments qualify as accounting hedges and are therefore deferred and recognized in income when the inventory is sold. Counter parties expose us to loss in the event of nonperformance as measured by the unrealized gains on the contracts. Exposure on our open gold forward contracts at the end of 2002 was $2.0 million.

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

        In 1996, we assessed the likelihood as probable that a loss had been incurred at one of our sites based on findings included in remediation reports and from discussions with legal counsel. As of the end of 2002, we had made payments totaling $7.1 million for remediation at this site and our Consolidated Balance Sheet included $1.1 million in "other accrued liabilities" related to this site. During 2001, we received reimbursement from our insurance carrier in the amount of $2.7 million, net of legal costs. While we may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable. No assets for potential recoveries were established as of the end of 2002. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of this matter will not be material.

  Litigation

        A federal antitrust action was served on Jostens on October 23, 1998. The complainant, Epicenter Recognition, Inc. (Epicenter), alleges that Jostens has attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former independent sales representatives. The plaintiff claimed damages of approximately $3 million to $10 million under various theories and differing sized relevant markets. Epicenter waived its right to a jury, so the case was tried before a judge in U.S. District Court in Orange County, California. On June 18, 2002, the Court found, among other things, that while Jostens' use of rebates, contributions and value-added programs are legitimate business practices widely practiced in the industry and do not violate antitrust laws, our use of multi-year Total Service Program contracts violated Section 2 of the Sherman Act because these agreements could "exclude competition by making it difficult for a new vendor to compete against Jostens."

        On July 12, 2002, the Court entered an initial order providing, among other things, that Epicenter be awarded damages of $1.00, trebled pursuant to Section 15 of the Clayton Act, and that in the state of California, Jostens was enjoined for a period of ten years from utilizing any contract, including those for Total Service Programs, for a period which extends for more than one year (the "Initial Order"). The Initial Order also provided for payment to Epicenter of reasonable attorneys fees and costs. Jostens made a motion to set aside the Initial Order. On August 23, 2002, the Court entered its ruling on the motion, and granted, in part, Jostens' motion for relief from judgment, changing the Initial Order and enjoining Jostens for only five years, and allowing Jostens to enter into multi-year agreements in the following specific circumstances: (1) when a school requests a multi-year agreement, in writing and on its own accord, or (2) in response to a competitor's offer to enter into a multi-year agreement. On August 23, 2002, the Court entered an additional order granting Epicenter's motion for attorneys' fees in the amount of $1.6 million plus $0.1 million in out-of-pocket expenses for a total award of $1.7 million. On September 12, 2002, Jostens filed a Notice of Appeal to the Ninth Circuit of the United States Court of Appeals. Payment of attorney fees and costs are stayed pending appeal. In November 2002, Jostens issued a letter of credit in the amount of $2.0 million to secure the judgment on attorney fees and costs. Jostens continues to vigorously appeal this matter based upon substantive and procedural grounds. Our brief on appeal was filed with the Court on February 13, 2003.

        We are a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters, including the Epicenter matter discussed above, will not be material.

9.    Income Taxes

        The following summarizes the differences between income taxes computed at the federal statutory rate and income taxes from continuing operations for financial reporting purposes:

	2002	2001	2000
	In thousands
Federal statutory income tax rate	35%	35%	35%
Federal tax at statutory rate	$22,569	$15,790	$1,936
State income taxes, net of federal tax benefit	2,394	1,655	1,331
Foreign earnings repatriation, net	9,278	—	—
Capital loss resulting from IRS audit	(10,573)	—	—
Foreign tax credits generated, net	(16,240)	—	—
Non deductible transaction costs	—	—	9,473
Increase in deferred tax valuation allowance	26,813	—	2,355
Other differences, net	1,973	1,130	905

Provision for income taxes from continuing operations	$36,214	$18,575	$16,000

42

        The U.S. and foreign components of income from continuing operations before income taxes and the provision for income taxes attributable to earnings from continuing operations were as follows:

	2002	2001	2000
	In thousands
Income (loss) from continuing operations before income taxes
Domestic	$57,436	$38,172	$(2,563)
Foreign	7,047	6,943	8,095

Income from continuing operations before income taxes	$64,483	$45,115	$5,532

Provision for income taxes from continuing operations
Federal	$20,029	$8,144	$8,604
State	2,289	1,592	1,735
Foreign	3,162	3,300	3,547

Total current income taxes	25,480	13,036	13,886
Deferred	10,734	5,539	2,114

Provision for income taxes from continuing operations	$36,214	$18,575	$16,000

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset represents management's best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. Significant components of the deferred income tax liabilities and assets as of the end of 2002 and 2001 consisted of:

	2002	2001
	In thousands
Deferred tax liabilities
Tax depreciation in excess of book	$(4,471)	$(2,591)
Capitalized software development costs	(3,947)	(3,920)
Tax on unremitted non—U.S. earnings	(768)	—
Pension benefits	(17,129)	(13,881)
Other	(532)	(383)

Deferred tax liabilities	(26,847)	(20,775)

Deferred tax assets
Reserves for accounts receivable and salespersons overdrafts	5,828	7,263
Reserves for employee benefits	15,424	16,585
Other reserves not recognized for tax purposes	3,326	6,113
Foreign tax credit carryforwards	16,425	185
Capital loss carryforwards	13,234	—
Reserves for investments	—	2,661
Other	6,232	7,306

Deferred tax assets	60,469	40,113

Valuation allowance	(29,659)	(2,846)

Deferred tax assets, net	30,810	37,267

Net deferred tax asset	$3,963	$16,492

        During 2002, we agreed to certain adjustments proposed by the Internal Revenue Service (IRS) in connection with its audit of our federal income tax returns filed for years 1996 through 1998. As a result of the audit, we agreed to pay additional federal taxes of $11.3 million. Combined with additional state taxes and interest charges, the liability related to these adjustments, which had previously been accrued, was approximately $17 million. In addition, we have filed an appeal with the IRS concerning a further proposed adjustment of approximately $8 million. While the appeal process may take up to two years to complete, we believe the outcome of this matter will not have a material impact on our results of operations.

        In connection with our recent audit, the IRS recharacterized as a capital loss approximately $27 million of notes that were written off in 1998. The notes were received in connection with the 1995 sale of a subsidiary. Since capital losses may only be used to offset future capital gains, we have increased the valuation allowance for the related deferred tax asset to $13.2 million because the tax benefit related to our capital losses may not be realized. At the end of 2002, we have capital loss carryforwards totaling approximately $33 million of which $27 million expire in 2004, $4 million expire in 2006 and $2 million expire in 2007.

        During 2002, we repatriated $32.1 million of earnings from our Canadian subsidiary. We were unable to fully utilize all foreign tax credits generated in connection with the distribution. At the end of 2002, we have foreign tax credit carryforwards of $16.4 million that expire in 2007. We have increased the valuation allowance for the related deferred tax asset to $16.4 million because the tax benefit may not be realized. During 2002, we provided deferred income taxes of $0.8 million on approximately $4 million of unremitted Canadian earnings that are no longer considered permanently invested.

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

        The assumptions used in determining expenses and benefit obligations for these plans consisted of:

	Pension benefits			Retiree health benefits
	2002	2001	2000	2002	2001	2000
Discount rate used to determine present value of benefit obligation at end of year	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Expected long-term rate of return on plan assets at beginning of year (1)	10.00%	10.00%	10.00%	—	—	—
Rate of compensation increase	6.30%	6.30%	6.30%	—	—	—
Initial health care cost trend rate (2)	—	—	—	10.00%	6.00%	6.50%

(1)
The expected long-term rate of return on plan assets that will be used to determine fiscal 2003 net periodic benefit cost is 9.50%.
(2)
Gradually declining to 5.00% for 2007 and thereafter.

        Net periodic benefit (income) or expense for 2002, 2001 and 2000 included the following components:

	Pension benefits			Retiree health benefits
	2002	2001	2000	2002	2001	2000
	In thousands
Service cost	$4,944	$4,690	$4,174	$89	$66	$56
Interest cost	11,705	10,900	9,992	438	372	292
Expected return on plan assets	(21,569)	(19,838)	(17,105)	—	—	—
Amortization of prior year service cost	1,837	1,868	1,869	(7)	(7)	(7)
Amortization of transition amount	(714)	(875)	(875)	—	—	—
Amortization of net actuarial gains	(1,626)	(2,518)	(1,833)	186	—	(110)

Net periodic benefit (income) expense	$(5,423)	$(5,773)	$(3,778)	$706	$431	$231

        The following tables present a reconciliation of the benefit obligation of the plans, plan assets and funded status of the plans for our qualified and non-qualified plans in aggregate.

	Pension benefits		Retiree health benefits
	2002	2001	2002	2001
	In thousands
Change in benefit obligation
Benefit obligation beginning of year	$165,676	$144,580	$6,392	$5,114
Service cost	4,944	4,690	89	66
Interest cost	11,705	10,900	438	372
Plan amendments	477	—	(129)	—
Actuarial loss	11,282	13,742	2,997	2,388
Benefits paid	(8,696)	(8,236)	(845)	(1,548)

Benefit obligation end of year	$185,388	$165,676	$8,942	$6,392

Change in plan assets
Fair value of plan assets beginning of year	$189,823	$237,256	$—	$—
Actual return on plan assets	(17,011)	(40,969)	—	—
Company contributions	1,813	1,772	845	1,548
Benefits paid	(8,696)	(8,236)	(845)	(1,548)

Fair value of plan assets end of year	$165,929	$189,823	$—	$—

Funded status
Funded (unfunded) status end of year	$(19,459)	$24,147	$(8,943)	$(6,392)
Unrecognized cost:
Net actuarial loss (gain)	47,449	(4,040)	5,709	2,898
Transition amount	(830)	(1,544)	—	—
Prior service cost	3,319	4,680	(157)	(35)

Prepaid (accrued) benefit cost	$30,479	$23,243	$(3,391)	$(3,529)

        Plan assets consist primarily of corporate equity instruments as well as corporate and U.S. government debt and real estate.

        The components in our Consolidated Balance Sheet consist of:

	Pension benefits		Retiree health benefits
	2002	2001	2002	2001
	In thousands
Prepaid benefit cost	$47,239	$39,438	$—	$—
Accrued benefit liability	(22,549)	(20,559)	(3,391)	(3,529)
Intangible asset	341	501	—	—
Minimum pension liability	5,448	3,863	—	—

Net amount recognized	$30,479	$23,243	$(3,391)	$(3,529)

        Amounts reflecting the minimum pension liability are included in "accumulated other comprehensive loss" while the remaining amounts are included in "other noncurrent assets" in our Consolidated Balance Sheet.

At the end of 2002, the projected benefit obligation of the qualified plans was $161.3 million and the fair value of plan assets related to such plans was $165.9 million or 103% of the projected benefit obligation. One qualified plan had obligations in excess of plan assets as follows:

2002
In thousands
Projected benefit obligation	$88,143
Accumulated benefit obligation	78,439
Fair value of plan assets	87,312

        Non-qualified pension plans with obligations in excess of plan assets were as follows:

	2002	2001
	In thousands
Projected benefit obligation	$24,127	$21,632
Accumulated benefit obligation	22,549	20,559
Fair value of plan assets	—	—

        A one-percent change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease
	In thousands
Effect on total of service and interest cost components for 2002	$24	$21
Effect on postretirement benefit obligation at the end of 2002	$479	$436

  Savings Plan

        We have retirement savings plans (401k plans), which cover nearly all employees. We provide a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. Our contribution was $4.4 million, $4.3 million, and $3.2 million in 2002, 2001 and 2000, respectively, which represents 50% of eligible employee contributions.

11.  Shareholders' Deficit

        Our common stock consists of Class A through Class E common stock as well as undesignated common stock. Holders of Class A common stock are entitled to one vote per share, whereas holders of Class D common stock are entitled to 306.55 votes per share. Holders of Class B common stock, Class C common stock and Class E common stock have no voting rights.

        The par value and number of authorized, issued and outstanding shares for each class of common stock is set forth below:

				Issued and Outstanding Shares
	Par Value		Authorized Shares
				2002	2001
	In thousands, except par value data
Class A	$.33	1/3	4,200	2,825	2,834
Class B	$.01		5,300	5,300	5,300
Class C	$.01		2,500	811	811
Class D	$.01		20	20	20
Class E	$.01		1,900	—	—
Undesignated	$.01		12,020	—	—

			25,940	8,956	8,965

12.  Stock Plans

  Stock Options

        During 2000, as a result of the merger and recapitalization in May 2000, outstanding options to purchase approximately 3.0 million shares of our previously existing common stock were cancelled and holders of those outstanding stock options were paid cash of $25.25 per underlying share, less the applicable option exercise price, resulting in an aggregate payment of approximately $10.0 million. Stock options with an exercise price equal to or in excess of $25.25 per share were cancelled as part of the merger for no consideration.

        In connection with the merger and recapitalization, we adopted a new employee stock option plan to purchase shares of Class A common stock. The number of shares available to be awarded under the new stock option plan is 676,908. The stock option plan is administered by the Compensation Committee of the Board of Directors, which designates the amount, timing and other terms and conditions applicable to the option awards. Under the stock option plan, prior to a public offering, an optionee has certain rights to put to us, and we have certain rights to call from the optionee vested stock options. All options granted prior to 2002 have an exercise price of $25.25 while all options granted in 2002 have an exercise price of $28.50, both prices representing the Board's estimated fair value of our common stock at the time of the grant. Options granted in 2001 and 2002 vest over three years on the anniversary of the grant date. Options granted in 2000 vest upon the seventh anniversary of the grant with the possibility of accelerated vesting in one-fifth increments upon Jostens meeting or exceeding performance targets for each of the five calendar years from the date of grant. The stock option plan also provides for vesting of certain percentages of the options in the event of an initial public offering or approved sale as defined in the stock option plan. Options issued pursuant to the plan expire on the thirtieth day following the seventh anniversary of the grant date.

        The weighted average fair value of options granted in 2002, 2001 and 2000 was $8.03, $7.66 and $9.04 per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2002	2001	2000
Risk-free rate	2.7%	4.8%	4.9%
Dividend yield	0.0%	0.0%	0.0%
Volatility factor of the expected market price of Jostens' common stock	20%	20%	20%
Expected life of the award (years)	7.0	7.0	7.0

        The following table summarizes stock option activity:

	Shares	Weighted- average exercise price
	Shares in thousands
Outstanding at January 1, 2000	3,170	$22.44
Exercised	(23)	19.10
Cancelled	(141)	31.63
Settled for cash in the merger and recapitalization	(3,006)	21.95
Granted	531	25.25

Outstanding at December 30, 2000	531	25.25
Granted	73	25.25
Cancelled	(52)	25.25

Outstanding at December 29, 2001	552	25.25
Granted	45	28.50
Cancelled	(41)	25.29

Outstanding at December 28, 2002	556	$25.51

        The weighted average remaining contractual life of the options at the end of 2002 was approximately 4.7 years. At the end of 2002, outstanding options had a weighted average exercise price of $25.51 and 111,570 options were exercisable. At the end of 2001, outstanding options had a weighted average exercise price of $25.25 and 95,939 options were exercisable.

        In connection with the merger and recapitalization in May 2000, we further provided that, in the event of either a sale of Jostens or a public offering of our securities, we may grant to certain executives options to purchase 1% of our common stock on a fully diluted basis. The ultimate terms of these options will be dependent upon certain facts and circumstances at the date of grant.

  Restricted Stock Awards

        Prior to the merger and recapitalization in May 2000, we had a stock incentive plan under which eligible employees were awarded restricted shares of our common stock. Awards would generally vest from three to five years, subject to continuous employment and certain other conditions. The awards were recorded at market value on the date of the grant as unearned compensation and amortized over the vesting period. In connection with the merger and recapitalization, the restricted stock awards that were outstanding became fully vested and, as a result, we incurred a compensation charge of $1.0 million, which is included in "transaction costs" in our Consolidated Statement of Operations.

  Stock Loan Programs

        In connection with the merger and recapitalization in May 2000, we adopted a new stock loan program to loan a total of $2.0 million to certain members of senior management in individual amounts to refinance up to 100% of their outstanding loans existing at the time of the transaction. The proceeds of the loans were used to purchase shares of our common stock. Loans made under the stock loan program accumulate interest at the cost of funds under our revolving credit facility and are recourse loans. The loans are payable through May 10, 2005 with interest rates set annually. The loans are collateralized by the shares of stock owned by such individuals, and each individual has entered into a pledge agreement and has executed a secured promissory note. Two of the loans have been repaid in connection with the departure of two members of senior management. At the end of 2002 and 2001, the outstanding balance of these loans was $1.6 million and $1.4 million, respectively, including accumulated interest. The outstanding balance of these loans is classified as a reduction in shareholders' equity (deficit) in our Consolidated Balance Sheet.

13.  Business Segments

        We manage our business on the basis of one reportable segment: the development, manufacturing and distribution of school-related affinity products.

        Revenues are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in 2002, 2001 or 2000.

        The following tables present net sales by class of similar products and certain geographic information:

	2002	2001	2000
	In thousands
Net Sales by Classes of Similar Products or Services
Printing and publishing, primarily yearbooks	$318,451	$299,856	$288,255
Jewelry, primarily class rings	204,148	204,243	204,787
Graduation products	179,713	181,885	183,592
Photography	53,672	50,576	47,729
Other	—	—	234

Consolidated	$755,984	$736,560	$724,597

Net Sales by Geographic Area
United States	$716,110	$697,484	$684,222
Other, primarily Canada	39,874	39,076	40,375

Consolidated	$755,984	$736,560	$724,597

Net Property and Equipment and Intangibles by Geographic Area
United States	$77,217	$78,394	$92,324
Other, primarily Canada	3,160	3,556	3,795

Consolidated	$80,377	$81,950	$96,119

14.  Discontinued Operations

        In December 2001, our board of directors approved a plan to exit our former Recognition business in order to focus our resources on our core School Products business. Prior to the end of 2001 and in connection with our exit, we sold certain assets of the Recognition business and leased our production facility to a supplier who manufactures awards and trophies. We received cash proceeds in the amount of $2.5 million and non-cash proceeds of $0.8 million in the form of a promissory note that was paid in 2002. The results of the Recognition business are reflected as discontinued operations in our Consolidated Statement of Operations for all periods presented.

        The following are additional discontinued operations disclosures not included elsewhere in these notes to the consolidated financial statements.

        Revenue and loss from discontinued operations were as follows:

	2002	2001	2000
	In thousands
Revenue from external customers	$—	$55,913	$80,450
Pre-tax loss from operations of discontinued operations before measurement date	—	(9,036)	(3,372)
Pre-tax gain (loss) on disposal	2,708	(27,449)	—
Income tax (expense) benefit	(1,071)	14,045	1,075

Gain (loss) on discontinued operations	$1,637	$(22,440)	$(2,297)

        During 2001, the results of discontinued operations encompassed the period through the December 3, 2001 measurement date. The $27.4 million pre-tax loss on disposal of the discontinued business consisted of a non-cash charge of $11.1 million to write off certain net assets of the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business.

        During 2002, we reversed $2.3 million of the accrued charges based on our revised estimates for employee separation costs and phase-out costs. Of the total adjustment, $0.5 million resulted from modifying our anticipated workforce reduction from 150 to 130 full-time positions and $1.8 million resulted from lower information systems, customer service and internal support costs and lower receivable write-offs than originally anticipated. In addition, we reversed $0.4 million in other liabilities for a total pre-tax gain on discontinued operations of $2.7 million ($1.6 million net of tax). Components of the accrued disposal costs, which are included in "current liabilities of discontinued operations" in our Consolidated Balance Sheet are as follows:

	Initial charge	Prior accrual	Net adjustments in 2002	Utilization 2002	Balance 2002
	In thousands
Employee separation benefits and other related costs	$6,164	$—	$(523)	$(5,109)	$532
Phase-out costs of exiting the Recognition business	4,255	—	(1,365)	(2,591)	299
Salesperson transition benefits	2,855	1,236	(191)	(767)	3,133
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—

	$16,292	$2,670	$(2,307)	$(12,691)	$3,964

        Separation benefits will continue to be paid out in 2003 over the benefit period as specified under our severance plan and transition benefits will continue to be paid through 2004.

15.  Special Charges

        During 2001, we recorded special charges totaling $2.5 million. We incurred costs of $2.1 million for severance and related separation benefits in connection with the departure of a senior executive and two other management personnel. In addition, we elected to terminate our joint venture operations in Mexico City, Mexico and took a charge of $0.4 million, primarily to write off the net investment. We utilized $2.3 million of the aggregate special charge in 2001 and less than $0.1 million in 2002. The remaining liability of $0.2 million is classified in "other current liabilities" in our Consolidated Balance Sheet as it primarily consists of separation benefits that will continue to be paid out over the next six months as specified under the separation agreement.

16.  Merger and Recapitalization

        On December 27, 1999, we entered into a merger agreement with Saturn Acquisition Corporation, an entity organized for the sole purpose of effecting a merger on behalf of certain affiliates of Investcorp S.A. (Investcorp) and other investors. On May 10, 2000, Saturn Acquisition Corporation merged with and into Jostens, with Jostens as the surviving corporation. The merger was part of a recapitalization of Jostens, which resulted in affiliates of Investcorp and other investors acquiring approximately 92% of our post-merger common stock. The remaining 8% of our common stock was retained by pre-recapitalization shareholders and certain members of senior management and was redesignated as shares of Class A common stock. As a result of the transaction, our shares were de-listed from the New York Stock Exchange.

        The recapitalization was funded by (a) $495.0 million of borrowings under a senior credit facility with a syndicate of banks, (b) issuance of $225.0 million in principal amount of senior subordinated notes and warrants to purchase 425,060 shares of Class E common stock, (c) issuance of $60.0 million in principal amount of redeemable preferred stock and warrants to purchase 531,325 shares of Class E common stock and (d) $208.7 million of proceeds from the sale of shares of common stock to affiliates of Investcorp and the other investors.

        The proceeds from these financings funded (a) the payment of $823.6 million to holders of common stock representing $25.25 per share, (b) repayment of $67.6 million of outstanding indebtedness, (c) payment of approximately $10.0 million in consideration for cancellation of employee stock options, (d) payments of approximately $72.0 million of fees and expenses associated with the recapitalization, including $12.7 million of advisory fees paid to an affiliate of Investcorp and (e) a pre-payment of $7.5 million for a management and consulting services agreement for a five-year term with an affiliate of Investcorp. This pre-payment is being amortized on a straight-line basis over the term of the agreement.

        The transaction was accounted for as a recapitalization and, as such, the historical basis of our assets and liabilities was not affected. Recapitalization related costs of $46.4 million consisting of investment banking fees, transaction fees, legal and accounting fees, transition bonuses, stock option payments and other miscellaneous costs were expensed in fiscal 2000. Additionally, $3.0 million of recapitalization costs incurred related to the issuance of shares of redeemable preferred stock were netted against the proceeds of $60.0 million. Finally, $36.5 million associated with the debt financing was capitalized and is being amortized as interest expense over the applicable lives of the debt for up to a maximum of ten years.

17.  Equity Losses and Write-down of Investments

        In 2000, we recorded equity losses and a write-down to zero against our investment in two Internet companies resulting in a $6.7 million non-cash charge.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Executive officers and directors of Jostens as of March 1, 2003 are as follows:

Name	Age	Title
Robert C. Buhrmaster	55	Chairman of the Board and Chief Executive Officer
Carl H. Blowers	63	Vice Chairman—Operations and Technology
Michael L. Bailey	47	President
John A. Feenan	42	Senior Vice President and Chief Financial Officer
Andrew W. Black	40	Vice President and Chief Information Officer
Steven A. Tighe	51	Vice President—Human Resources
Paula R. Johnson	55	Vice President, General Counsel and Corporate Secretary
John L. Larsen	45	Treasurer
James O. Egan	54	Director
Charles K. Marquis	60	Director
Steven G. Puccinelli	44	Director
Robert G. Sharp	37	Director
David A. Tayeh	36	Director

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

        Carl H. Blowers joined Jostens in May 1996 as an independent consultant serving as Division Vice President—Manufacturing & Engineering and was hired as an employee in 1997. He was appointed to Senior Vice President—Manufacturing in February 1998, and appointed to his current position in February 2003. Prior to joining Jostens, Mr. Blowers worked for Corning, Inc. for 27 years, most recently as Vice President and General Manager of Corning's Advanced Materials and Process Technologies Division.

        Michael L. Bailey joined Jostens in 1978. He has held a variety of leadership positions, including director of marketing, planning manager for manpower and sales, national product sales director, division manager for Printing and Publishing, printing operations manager and Senior Vice President—Jostens School Solutions. He was appointed to his current position in February 2003.

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

        Andrew W. Black joined Jostens in September 2000 in his current position. Prior to joining Jostens, Mr. Black spent six years with Target Corporation where his most recent position was Information Systems Director.

        Steven A. Tighe joined Jostens in September 2000 in his current position. From January to September 2000, Mr. Tighe was Vice President of Human Resources at RealNetworks. From June 1997 to January 2000, Mr. Tighe was Senior Vice President of Human Resources, Communications & Corporate Services at Fortis Health.

        Paula R. Johnson joined Jostens in September 2001 in her current position. Prior to joining Jostens, Ms. Johnson spent 20 years with Honeywell Inc. in a variety of positions of increasing responsibility. Ms. Johnson was named a Vice President of Honeywell in 1994, and most recently was Vice President and Associate General Counsel—Home Building Control.

        John L. Larsen joined Jostens in January 1998 as Director of Corporate Development. He was named to his current position in July 2001. From June 1994 to December 1997, Mr. Larsen was a director in the Corporate Finance group with Arthur Andersen LLP in Minneapolis.

        James O. Egan became one of our directors upon consummation of the recapitalization, which occurred in May 2000. Mr. Egan has been an executive of Investcorp or one or more of its wholly owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Egan was a partner in the accounting firm of KPMG from October 1997 to December 1998. From May 1996 to September 1997, Mr. Egan was a Senior Vice President and Chief Financial Officer of Riverwood International, a paperboard, packaging and machinery company. Prior to that, Mr. Egan was a partner in the accounting firm of Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP). Mr. Egan is a director of CSK Auto Corporation, Harborside Healthcare Corporation and Werner Holding Co. (DE), Inc.

        Charles K. Marquis became one of our directors upon consummation of the recapitalization, which occurred in May 2000. Mr. Marquis has been a senior advisor to Investcorp or one or more of its wholly owned subsidiaries since January 1999. Prior to joining Investcorp, Mr. Marquis was a partner in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Marquis is a director of CSK Auto Corporation, Tiffany & Co. and Werner Holding Co. (DE), Inc.

        Steven G. Puccinelli became one of our directors in July 2000. Mr. Puccinelli has been an executive of Investcorp or one or more of its wholly owned subsidiaries since July 2000. Prior to joining Investcorp, Mr. Puccinelli was a Managing Director at Donaldson, Lufkin & Jenrette.

        Robert G. Sharp became one of our directors upon consummation of the recapitalization, which occurred in May 2000. Mr. Sharp is a Managing Director of MidOcean US Advisor LLC, which is an affiliate of the general partner of MidOcean Capital Investors, L.P. (formerly DB Capital Investors, L.P.). Previously, since October 1999, Mr. Sharp was a Managing Director at DB Capital Partners, Inc., the general partner of DB Capital Investors L.P. Prior to joining DB Capital Partners, Mr. Sharp was an executive at Investcorp or one or more of its wholly owned subsidiaries. Mr. Sharp is a director of Stratus Computer Systems International S.A. and Jenny Craig, Inc.

        David A. Tayeh became one of our directors upon consummation of the recapitalization, which occurred in May 2000. Mr. Tayeh has been an executive of Investcorp or one or more of its wholly owned subsidiaries since February 1999. Prior to joining Investcorp, Mr. Tayeh was a Vice President in investment banking at Donaldson, Lufkin & Jenrette.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Officers and directors of Jostens are not subject to Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

  SUMMARY COMPENSATION TABLE

        The following table sets forth the cash and non-cash compensation for 2002, 2001 and 2000 awarded to or earned by the Chief Executive Officer, five other most highly compensated executive officers and one former executive officer of Jostens.

Long-term Compensation
					Awards	Payouts
Annual Compensation
Name and principal position					Securities underlying options	LTIP payouts (2)		All other compensation (3)
	Year	Salary	Bonus (1)
Robert C. Buhrmaster, Chairman of the Board and Chief Executive Officer	2002 2001 2000	$611,711 593,654 561,808		$381,542 264,040 785,752	— — 290,103	$	— — —	$	— — 3,047,224
Carl H. Blowers, Vice Chairman— Operations and Technology	2002 2001 2000	$345,998 332,448 308,617		$191,636 126,031 574,813	— — 48,351	$	— — —	$	— — 290,182
Michael L. Bailey, President	2002 2001 2000	$283,346 277,633 260,385		$159,787 100,828 624,200	— — 77,361	$	— — —		$64,628 — 333,999
John A. Feenan, Senior Vice President and Chief Financial Officer (4)	2002 2001 2000	$252,091 35,577 —		$141,608 25,000 —	3,500 10,000 —	$	— — —	$	— — —
Steven A. Tighe, Vice President— Human Resources (5)	2002 2001 2000	$209,002 204,039 50,000		$86,192 53,559 25,000	5,000 6,000 2,700		$60,000 — —		$60,942 31,994 37,966
Andrew W. Black, Vice President and Chief Information Officer (6)	2002 2001 2000	$209,002 204,039 50,000		$86,044 53,559 80,610	5,000 6,000 2,700		$120,000 — —		$45,292 — —
Gregory S. Lea, Vice President and General Manager Photography and International (7)	2002 2001 2000	$58,971 217,030 203,798	$	— 74,633 405,959	— — 36,680	$	— — —		$1,001,423 40,921 379,417

(1)
Amounts in 2002 include payments under the Management Incentive bonus program as follows: Mr. Buhrmaster $381,542; Mr. Blowers $173,852; Mr. Bailey $145,223; Mr. Feenan $128,651; Mr. Tighe $75,449 and Mr. Black $75,301. Amounts in 2001 include payments under the Management Incentive bonus program as follows: Mr. Buhrmaster $264,040; Mr. Blowers, $116,390; Mr. Bailey, $92,777; Mr. Feenan $20,000; Mr. Tighe $47,642; Mr. Black $47,642 and Mr. Lea $68,339. Amounts in 2000 include additional compensation approved by the Jostens Board of Directors for Messrs. Buhrmaster, Blowers, Bailey, and Lea, for services rendered in connection with our transition to new ownership, including managing the transition process from financial reporting, public relations and sales and marketing perspectives, in an amount equal to $2.5 million in aggregate. The additional compensation was allocated as follows: Mr. Buhrmaster $500,000; Mr. Blowers $400,000; Mr. Bailey $500,000; Mr. Lea $300,000 and $800,000 to a former executive.
(2)
Amounts in 2002 include payments upon termination of a long-term incentive plan.

(3)
Amounts in 2002 include miscellaneous perquisites including use of the corporate jet as follows: Mr. Bailey $41,737; Mr. Tighe $37,274 and Mr. Black $24,070. Amount in 2002 for Mr. Black also includes miscellaneous perquisites including $13,075 automobile reimbursement. Amount in 2002 for Mr. Lea includes a lump sum severance payment of $818,122, payment for the repurchase of his common shares in the amount of $145,587, payment for the repurchase of his options in the amount of $25,142 and other miscellaneous perquisites. Amounts in 2001 for Mr. Tighe and Mr. Lea include miscellaneous perquisites, including $12,608 automobile reimbursement for Mr. Tighe and $15,946 for use of the corporate jet for Mr. Lea. Amounts in 2000 include the redemption of options at $25.25 per underlying share less the applicable option exercise price. The number of option share holdings and amounts paid to the named officers in 2000 were as follows: Mr. Buhrmaster, 601,000 shares in the amount of $3,047,224; Mr. Blowers, 134,000 shares in the amount of $290,182; Mr. Bailey, 130,750 shares in the amount of $333,999; and Mr. Lea, 113,740 shares in the amount of $379,417. Amount in 2000 for Mr. Tighe includes reimbursement of moving expenses in the amount of $35,567.
(4)
Mr. Feenan joined Jostens in his current position in November 2001.
(5)
Mr. Tighe joined Jostens in his current position in September 2000.
(6)
Mr. Black joined Jostens in his current position in September 2000.
(7)
Mr. Lea resigned from Jostens in April 2002. Pursuant to a separation agreement, Mr. Lea received a lump sum payment in April 2002 including benefits.

Option Grants in the Last Fiscal Year

        In connection with the merger and recapitalization in May 2000, we adopted a new employee stock option plan to purchase shares of Class A common stock. The number of shares available to be awarded under the new stock option plan is 676,908. The stock option plan is administered by the Compensation Committee of the Board of Directors, which designates the amount, timing and other terms and conditions applicable to the option awards. Under the stock option plan, prior to a public offering, an optionee has certain rights to put to us, and we have certain rights to call from the optionee vested stock options. At the time of the transaction, options to purchase 502,846 shares of our Class A common stock were granted to certain members of senior management.

        The following table sets forth stock options granted to three members of senior management in 2002.

	Individual Grants
Name	Number of securities underlying options granted (1)	% of total options granted to employees in 2002	Exercise price ($/share)	Expiration date	Grant date present value (2)
John A. Feenan	3,500	7.7%	$28.50	3/24/2009	$28,280
Steven A. Tighe	5,000	11.0%	28.50	3/24/2009	40,400
Andrew W. Black	5,000	11.0%	28.50	3/24/2009	40,400

(1)
Such option is exercisable annually as to one-third of the total number of shares, commencing February 22, 2003.
(2)
The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions: an expected life of seven years, no dividend yield, expected volatility of 20% and a risk-free interest rate of 2.7%.

  Aggregated Option Exercises in Fiscal 2002 and Fiscal Year End Option Values

        The following table sets forth information concerning the aggregate number of exercisable and unexercisable options held as of the end of 2002. No options were exercised in 2002 by the named executive officers.

	Number of securities underlying unexercised options at fiscal year end 2002		Value of unexercised in-the-money options at fiscal year end 2002 (1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert C. Buhrmaster	58,021	232,082	$188,568	$754,267
Carl H. Blowers	9,670	38,681	31,428	125,713
Michael L. Bailey	15,472	61,889	50,284	201,139
John A. Feenan	3,333	10,167	10,832	21,668
Steven A. Tighe	2,540	11,160	8,255	20,020
Andrew W. Black	2,540	11,160	8,255	20,020

(1)
Currently there is no established public trading market for our common shares. For purposes of this table, in-the-money options are determined based on the Board's estimated fair value of our common stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Messrs. Buhrmaster, Egan, Marquis and Puccinelli were members of the Compensation Committee in 2002. Only Mr. Buhrmaster served as an officer of Jostens during 2002.

EMPLOYMENT AGREEMENTS AND CHANGE IN CONTROL ARRANGEMENTS

  Management Bonus Arrangements

        In connection with the merger and recapitalization in May 2000, we established a Management Shareholder Bonus Plan providing for an annual bonus to be paid to the named executive officers based upon achievements of specific EBITDA targets. Mr. Buhrmaster is entitled to a standard bonus as determined by the Compensation Committee. No bonus shall be paid to Mr. Buhrmaster if Jostens fails to achieve specified performance levels. Messrs. Blowers, Bailey, Feenan, Tighe and Black are entitled to a standard bonus as determined by the Chief Executive Officer and approved by the Board of Directors. Similarly, no bonus shall be paid to them if Jostens fails to achieve specified minimum performance levels.

        In connection with the merger, we further provided that, in the event of either a sale of Jostens or a public offering of our securities, we will grant to Messrs. Buhrmaster, Blowers and Bailey options to purchase 1% of our common stock on a fully diluted basis, without taking into account any shares issued following the merger, other than any shares issued upon exercise of the options granted under our stock option plan, and without taking into account any shares issued upon exercise of warrants issued to purchasers of the redeemable preferred stock. The ultimate terms of these options will be dependent upon certain facts and circumstances at the date of grant. In the event of a sale of Jostens, the options would be immediately exercisable. In the event of a public offering of our securities, the options would be exercisable for a period of two years beginning one year after the date of the public offering. In either case, the options will be exercisable only if Investcorp realizes a specified rate of return in such transaction on its investment in Jostens. In either case, we will allocate such options among Messrs. Buhrmaster, Blowers and Bailey provided that each is still employed by us at the time of such sale or offering, based upon the recommendation of our Chief Executive Officer, subject to the approval of our Board of Directors.

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

  Termination of Employment

        In April 2002, we entered into a separation agreement with Gregory S. Lea. The terms of the agreement provided Mr. Lea with a lump sum severance payment of $818,122.

JOSTENS' RETIREMENT PLANS

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

	Years of service at retirement (1)
Average final compensation
	15	20	25	30	35
$150,000	$26,700	$35,500	$44,400	$53,300	$62,200
200,000	37,900	50,500	63,200	75,800	88,400
300,000	60,400	80,500	100,700	120,800	140,900
400,000	82,900	110,500	138,200	165,800	193,400
500,000	105,400	140,500	175,700	210,800	245,900
600,000	127,900	170,500	213,200	255,800	298,400
700,000	150,400	200,500	250,700	300,800	350,900
800,000	172,900	230,500	288,200	345,800	403,400
900,000	195,400	260,500	325,700	390,800	455,900
1,000,000	217,900	290,500	363,200	435,800	508,400
1,050,000	229,200	305,500	381,900	458,300	534,700

(1)
The following individuals named in the Summary Compensation Table have the respective number of years of service under Plan D: Mr. Buhrmaster, 10.1 years; Mr. Blowers, 6.7 years; Mr. Bailey, 24.5 years including sales service of 6.5 years; Mr. Feenan, 1.2 years; Mr. Tighe, 2.3 years and Mr. Black, 2.3 years.

        We also maintain a non-contributory supplemental pension plan for corporate vice presidents. Under the plan, vice presidents who retire after age 55 with at least seven full calendar years of service as a corporate vice president are eligible for a benefit equal to 1% of final base salary for each full calendar year of service, up to a maximum of 30%. Only service after age 30 is recognized in the plan. The calculation of benefits is frozen at the levels reached at age 60. If they continue in their current positions at their current levels of compensation and retire at age 60, the estimated total annual pension amounts from this plan for Messrs. Buhrmaster, Bailey, Feenan, Tighe and Black would be $91,598, $50,679, $48,836, $23,369 and $48,312, respectively. Mr. Blowers waived his eligibility in this plan.

        Under the terms of his separation agreement, Mr. Lea will be paid an aggregate annual benefit of $46,991 commencing in the year in which he attains age 65, of which $21,293 shall be paid from Plan D and the balance shall be paid by Jostens pursuant to the supplemental pension plan.

DIRECTORS FEES

        We do not pay any remuneration to our directors for serving as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We are authorized to issue shares of six classes of common stock, each with a par value of $0.01 per share except for the Class A common stock which has a par value of $0.33 1/3 per share. The classes of common stock consist of Class A common stock, Class B common stock, Class C common stock, Class D common stock, Class E common stock and undesignated common stock. Class A common stock, Class D common stock and undesignated common stock are the only classes of common stock that have a right to vote. Holders of Class B common stock, Class C common stock and Class E common stock do not have any voting rights, except that the holders of such classes of common stock have the right to vote as a class to the extent required under the laws of the State of Minnesota. Furthermore, each issued and outstanding share of Class E common stock will be convertible at the option of the holder thereof into one share of Class A common stock at any time commencing 30 days after the original date of issuance of such share of Class E common stock. Holders of Class A common stock and undesignated common stock of the Company are entitled to one vote per share, and holders of Class D common stock are entitled to 306.55 votes per share, in each case on all matters as to which shareholders may be entitled to vote pursuant to the Minnesota Business Corporation Act.

        Investcorp and its co-investors, other than MidOcean Capital Investors, L.P. (formerly DB Capital Investors, L.P.) and First Union Leveraged Capital, beneficially own all of the outstanding Class D common stock, constituting approximately 68% of our voting power. MidOcean Capital Investors, L.P., First Union Leveraged Capital, Northwestern Mutual Life Insurance Company and our pre-merger shareholders, including certain members of management, beneficially own all of the outstanding Class A common stock, constituting the remainder of our voting power. In addition, Investcorp and its co-investors, other than MidOcean Capital Investors, L.P. and First Union Leveraged Capital, own 5,300,000 shares of Class B common stock and 811,020 shares of Class C common stock.

        The following table sets forth certain information regarding the beneficial ownership of our voting stock as of March 1, 2003. The table sets forth, as of that date:

  •
  each person whom we know to be a beneficial owner of more than 5% of any class of our voting stock;

  •
  each person who was a named executive officer of Jostens;

  •
  all of our directors and executive officers as a group; and

  •
  other persons as required.

        None of our directors or executive officers own shares of our Class D common stock. Unless otherwise indicated, we believe each of the shareholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Except as set forth in the table, none of our executive officers beneficially owns shares of our common stock.

Name and address of beneficial owner	Common stock beneficially owned (1)	Percentage of class outstanding (2)
CLASS A COMMON STOCK (approximately 32% of Voting Power)
MidOcean Capital Investors, L.P. (3)	2,003,679	70.9%
First Union Leveraged Capital (4)	198,019	7.0%
Northwestern Mutual Life Insurance Company (4)	463,682	16.4%
Robert C. Buhrmaster (4)	151,226	5.4%
Carl H. Blowers (4)	60,528	2.1%
Michael L. Bailey (4)	31,385	1.1%
John A. Feenan (4)	4,500	—
Steven A. Tighe (4)	4,207	—
Andrew W. Black (4)	4,207	—
Charles K. Marquis (4)	11,830	—
All directors and executive officers as a group, including certain of the persons named above (13 persons)	272,256	9.6%
CLASS D COMMON STOCK (approximately 68% of Voting Power)
INVESTCORP S.A. (5) (6)	20,000	100.0%
SIPCO Limited (6)	20,000	100.0%
CIP Limited (6)	18,400	92.0%
Ballet Limited (6)	1,840	9.2%
Denary Limited (6)	1,840	9.2%
Gleam Limited (6)	1,840	9.2%
Highlands Limited (6)	1,840	9.2%
Noble Limited (6)	1,840	9.2%
Outrigger Limited (6)	1,840	9.2%
Quill Limited (6)	1,840	9.2%
Radial Limited (6)	1,840	9.2%
Shoreline Limited (6)	1,840	9.2%
Zinnia Limited (6)	1,840	9.2%
Investcorp Investment Equity Limited (6)	1,600	8.0%

(1)
This number includes shares of stock that are subject to securities exercisable or convertible within 60 days of March 1, 2003.
(2)
Less than 1% unless otherwise indicated.
(3)
The stock is held by MidOcean Capital Investors, L.P. (formerly DB Capital Partners, L.P.)    Ultramar Capital, Ltd., MidOcean Capital Partners, L.P., Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC may all be deemed to be beneficial owners of the shares as a result of their direct or indirect control relationship with MidOcean Capital Investors, L.P. MidOcean Capital Partners, L.P. is the general partner of MidOcean Capital Investors, L.P. Existing Fund GP, Ltd. is the general partner of MidOcean Capital Partners, LP. MidOcean Partners, LP is the sole owner of Existing Fund GP, Ltd. and MidOcean Associates, SPC is the general partner of MidOcean Partners, LP. On February 21, 2003, MidOcean Partners, LP, and Existing Fund GP, Ltd. acquired an 80% limited partnership interest and a general partnership interest, respectively, in DB Capital Partners, L.P. from DB Capital Partners, Inc. Prior to this time, none of Ultramar Capital, Ltd., Existing Fund GP, Ltd., MidOcean Partners, LP or

  MidOcean Associates, SPC had a beneficial ownership interest in the common stock. J. Edward Virtue may be deemed the beneficial owner of the shares because he indirectly controls the securities, but disclaims beneficial ownership except to the extent of his pecuniary interest therein. The address for MidOcean Capital Investors, L.P., MidOcean Capital Partners, L.P., Existing Fund GP, Ltd., MidOcean Partners, LP and MidOcean Associates, SPC is 345 Park Avenue, 16th Floor, New York, New York 10154. The address for DB Capital Partners, Inc. is 31 West 52nd Street, New York, New York 10019.

(4)
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
(5)
Investcorp does not directly own any of our stock. The number of shares of stock shown as owned by Investcorp includes all of the shares owned by Investcorp Investment Equity Limited. Investcorp owns no stock in Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, or in the beneficial owners of these entities (see note (8) below). Investcorp may be deemed to share beneficial ownership of the shares of voting stock held by these entities because the entities have entered into revocable management services or similar agreements with an affiliate of Investcorp, pursuant to which each such entities has granted such affiliate the authority to direct the voting and deposition of Jostens' voting stock owned by such entity for so long as such agreement is in effect. Investcorp is a Luxembourg corporation with its address at 37 rue Notre-Dame, Luxembourg.
(6)
Investcorp Investment Equity Limited is a Cayman Islands corporation, and a wholly-owned subsidiary of Investcorp, with its address at P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. SIPCO Limited may be deemed to control Investcorp through its ownership of a majority of a company's stock that indirectly owns a majority of Investcorp's shares. SIPCO Limited's address is P.O. Box 1111, West Wind Building, George Town, Grand Cayman, Cayman Islands. CIP Limited owns no stock of Jostens. CIP Limited indirectly owns less than 0.1% of the stock of each of Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited. CIP Limited may be deemed to share beneficial ownership of the shares of Jostens' voting stock held by such entities because CIP Limited acts as a director of such entities and the ultimate beneficial shareholders of each of those entities have granted to CIP Limited revocable proxies in companies that own those entities' stock. None of the ultimate beneficial owners of such entities beneficially owns individually more than 5% of Jostens' voting stock. Each of CIP Limited, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited and Zinnia Limited is a Cayman Islands corporation with its address at P.O. Box 2197, West Wind Building, George Town, Grand Cayman, Cayman Islands.

Equity Compensation Plan Information

        The following table sets forth information about our equity compensation plans as of the end of 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	555,865	$25.51	146,243

        Additional information regarding our equity compensation plan is set forth above in ITEM 8, Note 12 of the Notes to Consolidated Financial Statements and ITEM 11.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Immediately prior to consummation of the recapitalization in May 2000, we received approximately $208.7 million of equity capital provided by Investcorp and its co-investors. In connection with obtaining the financing for the recapitalization, we paid Investcorp International, Inc., an affiliate of Investcorp, advisory fees of approximately $12.7 million. In addition, we entered into an agreement with Investcorp International for management advisory and consulting services for a five-year term pursuant to which we prepaid Investcorp International $7.5 million at the closing of the merger.

        Pursuant to the merger agreement, for six years after the closing date of the merger in May 2000, we agreed to indemnify and hold harmless our present and former officers and directors for acts or omissions occurring before the completion of the merger to the extent provided under our articles of incorporation and by-laws in effect on the date of the merger agreement. In addition, all indemnification agreements with any current or former directors, officers and employees of Jostens or any subsidiary will survive the merger and terminate as provided in such agreements. For six years after the completion of the merger, Jostens will provide officers' and directors' or fiduciary liability insurance for acts or omissions occurring before the completion of the merger covering each such person currently covered by our officers' and directors' or fiduciary liability insurance policy on terms with respect to coverage and amount no less favorable than those in effect on the date of the merger agreement, provided that the cost of such insurance does not exceed 200% of the most recent annual premium paid by us.

        Pursuant to the merger agreement, Messrs. Buhrmaster, Blowers, and Bailey retained shares of our common stock as follows:

Name	Number of Shares
Robert C. Buhrmaster	93,205
Carl H. Blowers	41,858
Michael L. Bailey	15,913

Total	150,976

        In addition, Mr. Lea retained 9,522 shares of our common stock at the time of the merger. All of Mr. Lea's shares were repurchased by Jostens at the time of Mr. Lea's termination of employment.

        These shares were redesignated as Class A common stock as of the effective time of the merger, the same designation as the shares of common stock retained by other existing Jostens shareholders. All other shares held by Messrs. Buhrmaster, Blowers and Bailey were exchanged in the merger for $25.25 in cash.

        We have entered into management shareholder agreements with each of Messrs. Buhrmaster, Blowers and Bailey. Each agreement allows us to repurchase shares of our common stock from the executive in the event the executive ceases to be employed by us at any time prior to a public offering of our common stock. In addition, in the event of termination of employment under specified circumstances, the executive has the right to require an affiliate of Investcorp to repurchase his shares of common stock. The management shareholder agreements grant to the executives piggyback registration rights in connection with a registration statement filed by us with respect to our common equity securities following an initial public offering of our common stock. The agreements also impose restrictions on each executive's ability to sell shares in connection with or following an initial public offering.

  Stock Loan Program

        In connection with the merger and recapitalization in May 2000, we adopted a new stock loan program to loan a total of $2.0 million to certain members of senior management in individual amounts to refinance up to 100% of their outstanding loans existing at the time of the transaction. The proceeds of the loans were used to purchase shares of our common stock. Loans made under the stock loan program bear interest at our cost of funds under our revolving credit facility and are recourse loans. The loans are payable through May 10, 2005 with interest rates set annually. The loans are collateralized by the shares of stock owned by such individuals, and each individual has entered into a pledge agreement and has executed a secured promissory note. At December 29, 2002, there was $1.3 million principal amount of these loans outstanding as follows: Mr. Buhrmaster $1,010,025 and Mr. Bailey $291,158. Mr. Blowers does not have a loan outstanding. Mr. Lea's loan was paid in full in connection with the repurchase of his shares.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the date of filing this report, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our annual report is recorded, processed and summarized within time periods specified in the Securities and Exchange Commission's rules and regulations and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Jostens required to be included in our periodic reports filed under the Securities Exchange Act of 1934, as amended.

        There have been no significant changes in our internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
List of documents filed as part of this report:

(1)
Financial Statements

    Report of Independent Accountants

    Consolidated Statements of Operations for 2002, 2001 and 2000

    Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001

    Consolidated Statements of Cash Flows for 2002, 2001 and 2000

    Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Comprehensive Income (Loss) for 2002, 2001 and 2000

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

  (3)
  Exhibits

2.1	Agreement and Plan of Merger, dated as of December 27, 1999, by and between Jostens, Inc. and Saturn Acquisition Corporation. Incorporated by reference to Appendix A to the Proxy Statement/Prospectus which is a part of Jostens' registration statement on Form S-4 filed April 7, 2000.
2.2
First Amendment to the Agreement and Plan of Merger, dated as of March 31, 2000, by and between Jostens, Inc. and Saturn Acquisition Corporation. Incorporated by reference to Appendix A to the Proxy Statement/Prospectus which is a part of Jostens' registration statement on Form S-4 filed April 7, 2000.
3.1
Form of Amended and Restated Articles of Incorporation of Jostens, Inc. Incorporated by reference to Appendix D to the Proxy Statement/ Prospectus which is a part of Jostens' registration statement on Form S-4 filed April 7, 2000.
3.2
Certificate of Designation, effective May 10, 2000, of the Powers, Preferences and Rights of the 14% Senior Redeemable Payment-In-Kind Preferred Stock, and Qualifications, Limitations and Restrictions Thereof. Incorporated by reference to Exhibit 4.3 to Jostens' Form 8-K filed on May 25, 2000.
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
4.3
Purchase Agreement dated May 5, 2000, for 225,000 Units Consisting of $225,000,000 12.75% Senior Subordinated Notes due 2010 and Warrants to Purchase 425,060 Shares of Class E Common Stock, between Jostens, Inc., and American Yearbook Company, and Deutsche Bank Securities Inc., UBS Warburg LLC and Goldman, Sachs & Co. Incorporated by reference to Exhibit 4.12 to Jostens' Form 8-K filed on May 25, 2000.
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
10.3
Purchase Agreement, dated May 10, 2000, for 14% Senior Redeemable Payment-In-Kind Preferred Stock with Warrants to Purchase Shares of Class E Common Stock, between Jostens, Inc. and DB Capital Investors, L.P. Incorporated by reference to Exhibit 4.6 to Jostens' Form 8-K filed on May 25, 2000.
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
10.6
Shareholder Agreement, dated May 10, 2000, between Jostens, Inc. and DB Capital Investors, L.P. and Certain Other Holders of Stock of Jostens, Inc. Incorporated by reference to Exhibit 4.9 to Jostens' Form 8-K filed on May 25, 2000.
10.7
Shareholder Agreement, dated May 10, 2000, between Jostens, Inc. and First Union Leveraged Capital, LLC and Certain Other Holders of Stock of Jostens, Inc. Incorporated by reference to Exhibit 4.10 to Jostens' Form 8-K filed on May 25, 2000.

10.8
Common Equity Registration Rights Agreement, dated May 10, 2000, between Jostens, Inc., and Certain Holders as Defined Therein. Incorporated by reference to Exhibit 4.11 to Jostens' Form 8-K filed on May 25, 2000.
10.9
Management Shareholder Agreement, dated as of May 10, 2000, between Jostens, Inc., and Robert Buhrmaster. Incorporated by reference to Exhibit 10.10 contained in Jostens' registration statement on From S-4 filed April 7, 2000.
10.10
Management Shareholder Agreement, dated as of May 10, 2000, between Jostens, Inc., and Carl Blowers. Incorporated by reference to Exhibit 10.12 contained in Jostens' registration statement on From S-4 filed April 7, 2000.
10.11
Management Shareholder Agreement, dated as of May 10, 2000, between Jostens, Inc., and Michael Bailey. Incorporated by reference to Exhibit 10.13 contained in Jostens' registration statement on From S-4 filed April 7, 2000.
10.12
Management Shareholder Agreement, dated as of May 10, 2000, between Jostens, Inc., and Gregory Lea. Incorporated by reference to Exhibit 10.14 contained in Jostens' registration statement on From S-4 filed April 7, 2000.
10.13
Stock Option Agreement, dated as of May 10, 2000, between Jostens, Inc. and Carl Blowers. Incorporated by reference to Exhibit 10.16 contained in Jostens' registration statement on Form S-4 filed April 7, 2000*
10.14
Stock Option Agreement, dated as of May 10, 2000, between Jostens, Inc. and Michael Bailey. Incorporated by reference to Exhibit 10.17 contained in Jostens' registration statement on Form S-4 filed April 7, 2000*
10.15
Stock Option Agreement, dated as of May 10, 2000, between Jostens, Inc. and Gregory Lea. Incorporated by reference to Exhibit 10.18 contained in Jostens' registration statement on Form S-4 filed April 7, 2000*
10.16
Stock Option Agreement, dated as of May 10, 2000, between Jostens, Inc. and Robert Buhrmaster. Incorporated by reference to Exhibit 10.19 contained in Jostens' registration statement on Form S-4 filed April 7, 2000*
10.17
Loan and Pledge Agreement, dated as of May 10, 2000, between Jostens, Inc. and Robert Buhrmaster. Incorporated by reference to Exhibit 10.20 contained in Jostens' registration statement Form S-4 filed April 7, 2000.
10.18
Loan and Pledge Agreement, dated as of May 10, 2000, between Jostens, Inc. and Michael Bailey. Incorporated by reference to Exhibit 10.22 contained in Jostens' registration statement Form S-4 filed April 7, 2000.
10.19
Loan and Pledge Agreement, dated as of May 10, 2000, between Jostens, Inc. and Gregory Lea. Incorporated by reference to Exhibit 10.23 contained in Jostens' registration statement Form S-4 filed April 7, 2000.
10.20
Management Stock Incentive Plan established by Jostens, Inc. dated as of May 10, 2000. Incorporated by reference to Exhibit 10.24 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.*
10.21	Jostens, Inc. 2000 Stock Loan Plan. Incorporated by reference to Exhibit 10.25 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.

10.22	Management Shareholder Bonus Plan established by Credit Agreement. Incorporated by reference to Exhibit 10.26 contained in Jostens' registration statement on Form S-4 filed April 7, 2000.*
10.23
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
10.24	Jostens, Inc. Executive Change in Control Severance Pay Plan effective January 1, 1999. Incorporated by reference to Exhibit 10.8 contained in the Annual Report on From 10-K for 1998.*
10.25
Jostens, Inc. Executive Change in Control Severance Pay Plan First Declaration of Amendment, effective August 1, 1999. Incorporated by reference to Exhibit 10.10 contained in Jostens' Report on Form 10-Q for the quarterly period ended October 2, 1999.*
10.26	Form of Contract entered into with respect to Executive Supplemental Retirement Plan. Incorporated by reference to Jostens' registration statement on Form 8 dated May 2, 1991.*
10.27
Separation Agreement, dated as of April 1, 2002, between Jostens, Inc. and Mr. Gregory Lea. Incorporated by reference to Exhibit 10.1 contained in Jostens' Report on Form 10-Q for the quarterly period ended June 29, 2002.*
10.28
Amended and Restated Credit Agreement, dated as of July 31, 2002, among Jostens, Inc., the several lenders from time to time parties thereto, Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, as administrative agent and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Bookrunners. Incorporated by reference to Exhibit 10.1 to Jostens' Form 8-K filed on August 8, 2002.
10.29
Second Amended and Restated Credit Agreement, dated as of December 13, 2002, among Jostens, Inc., the several lenders from time to time parties thereto, Deutsche Bank Securities Inc., as syndication agent, JPMorgan Chase Bank, as administrative agent and Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Bookrunners.
12	Computation of Ratio of Earnings to Fixed Charges
21	List of Jostens' subsidiaries.
  (b)
  Reports on Form 8-K

            None

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of this annual report

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOSTENS, INC.
Date: March 26, 2003	By	/s/ ROBERT C. BUHRMASTER Robert C. Buhrmaster Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 26, 2003 on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ ROBERT C. BUHRMASTER Robert C. Buhrmaster	Chairman of the Board and Chief Executive Officer
/s/ JOHN A. FEENAN John A. Feenan	Senior Vice President and Chief Financial Officer (Chief Accounting Officer)
/s/ JAMES O. EGAN James O. Egan	Director
/s/ CHARLES K. MARQUIS Charles K. Marquis	Director
/s/ STEVEN G. PUCCINELLI Steven G. Puccinelli	Director
/s/ ROBERT G. SHARP Robert G. Sharp	Director
/s/ DAVID A. TAYEH David A. Tayeh	Director

CERTIFICATIONS

I, Robert C. Buhrmaster, Chairman of the Board and Chief Executive Officer of Jostens, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Jostens, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ ROBERT C. BUHRMASTER Robert C. Buhrmaster Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, John A. Feenan, Sr. Vice President and Chief Financial Officer of Jostens, Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Jostens, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ JOHN A. FEENAN John A. Feenan Sr. Vice President and Chief Financial Officer

FINANCIAL STATEMENT SCHEDULES

Report of Independent Accountants on Financial Statement Schedule

To the Board of Directors of Jostens, Inc.:

        Our audits of the consolidated financial statements as of December 28, 2002 and December 29, 2001, and for each of the three fiscal years in the period ended December 28, 2002, referred to in our report dated February 12, 2003 appearing in the 2002 Annual Report on Form 10-K also included an audit as of December 28, 2002 and December 29, 2001, and for each of the three fiscal years in the period ended December 28, 2002, of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly in all material respects, the information set forth therein as of December 28, 2002 and December 29, 2001, and for each of the three fiscal years in the period ended December 28, 2002, when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP
 Minneapolis, Minnesota
February 12, 2003

Schedule II—Valuation and Qualifying Accounts
Jostens, Inc. and subsidiaries

	Balance beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance end of period
	In thousands
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible accounts:
Year ended December 28, 2002	$3,657	$869	$—		$1,969	(2)	$2,557
Year ended December 29, 2001	4,361	1,677	(295	)(1)	2,086	(2)	3,657
Year ended December 30, 2000	5,775	2,712	—		4,126	(2)	4,361
Allowances for sales returns:
Year ended December 28, 2002	5,727	18,337	—		18,467	(3)	5,597
Year ended December 29, 2001	6,360	17,832	(110	)(1)	18,355	(3)	5,727
Year ended December 30, 2000	7,130	18,203	—		18,973	(3)	6,360
Sales person overdraft reserves:
Year ended December 28, 2002	6,897	3,603	—		2,466	(2)	8,034
Year ended December 29, 2001	5,568	3,046	(549	)(1)	1,168	(2)	6,897
Year ended December 30, 2000	6,332	1,116	—		1,880	(2)	5,568

(1)
Effects of reclassifying Jostens Recognition business as discontinued operations.
(2)
Uncollectible accounts written off, net of recoveries.
(3)
Returns processed against reserve.

QuickLinks

Jostens, Inc. and Subsidiaries Annual Report on Form 10-K For the Year Ended December 28, 2002
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
JOSTENS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
JOSTENS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 28, 2002 and December 29, 2001
JOSTENS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
JOSTENS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
JOSTENS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
  FINANCIAL STATEMENT SCHEDULES
  Schedule II—Valuation and Qualifying Accounts Jostens, Inc. and subsidiaries