Form 10-Q
period 2003-03-29
JOSTENS INC
filed 2003-05-12
CIK 54050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

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

On May 8, 2003, there were 8,956,238 shares of the registrant’s common stock outstanding.

Jostens, Inc. and Subsidiaries

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JOSTENS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended
In thousands, except per share data	March 29, 2003	March 30, 2002
Net sales	$121,524	$121,323
Cost of products sold	50,745	47,707

Gross profit	70,779	73,616
Selling and administrative expenses	71,458	67,011

Operating income (loss)	(679)	6,605
Net interest expense	13,940	17,690

Loss before income taxes	(14,619)	(11,085)
Benefit from income taxes	(6,021)	(4,600)

Net loss	(8,598)	(6,485)
Dividends and accretion on redeemable preferred shares	(3,205)	(2,783)

Net loss available to common shareholders	$(11,803)	$(9,268)

Basic net loss per common share	$(1.32)	$(1.03)

Diluted net loss per common share	$(1.32)	$(1.03)

Weighted average common shares outstanding	8,956	8,965
Dilutive effect of warrants and stock options	—	—

Weighted average common shares outstanding assuming dilution	8,956	8,965

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except per share data	March 29, 2003	March 30, 2002	December 28, 2002
ASSETS

Current assets
Cash and cash equivalents	$20,868	$62,228	$10,938
Accounts receivable, net (Note 6)	46,193	49,959	59,027
Inventories, net (Note 6)	108,484	105,715	69,348
Salespersons overdrafts, net of allowance of $8,567, $6,623 and $8,034	31,110	27,130	25,585
Other current assets, including deferred tax assets of $13,631, $19,964 and $13,631	25,133	30,684	22,245

Total current assets	231,788	275,716	187,143
Noncurrent assets
Goodwill and other intangibles, net	19,975	14,061	14,929
Deferred financing costs, net	21,681	26,425	22,665
Other	37,216	33,771	37,336

Total other assets	78,872	74,257	74,930

Property and equipment	279,718	270,692	280,790
Less accumulated depreciation	(215,783)	(204,366)	(215,342)

Property and equipment, net	63,935	66,326	65,448

	$374,595	$416,299	$327,521

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities
Short-term borrowings	$9,520	$—	$8,960
Commissions payable	21,531	20,109	15,694
Customer deposits	189,863	181,830	133,840
Income taxes payable	—	13,177	7,316
Interest payable	16,579	14,844	10,789
Current portion of long-term debt	17,094	20,966	17,094
Other accrued liabilities	55,468	60,069	60,215
Current liabilities of discontinued operations	3,672	9,888	4,323

Total current liabilities	313,727	320,883	258,231

Noncurrent liabilities
Long-term debt – less current maturities, net of unamortized original issue discount of $16,011, $17,852 and $16,343	563,666	626,308	563,334
Other noncurrent liabilities, including deferred tax liabilities of $10,053, $4,035 and $9,668	17,076	15,063	17,646

Total liabilities	894,469	962,254	839,211

Commitments and contingencies

Redeemable preferred shares $.01 par value, liquidation preference: $87,302; authorized: 308 shares; issued and outstanding: March 29, 2003 – 87; March 30, 2002 – 76; December 28, 2002 – 84	73,995	61,826	70,790
Preferred shares $.01 par value, authorized: 4,000 shares; issued and outstanding in the form of redeemable preferred shares listed above: March 29, 2003 – 87; March 30, 2002 – 76: December 28, 2002 – 84; undesignated: 3,913	—	—	—

Shareholders’ deficit
Common shares (Note 10)	1,003	1,006	1,003
Additional paid-in-capital – warrants	20,964	24,733	20,964
Officer notes receivable	(1,647)	(1,660)	(1,625)
Accumulated deficit	(603,808)	(620,227)	(592,005)
Accumulated other comprehensive loss	(10,381)	(11,633)	(10,817)

Total shareholders’ deficit	(593,869)	(607,781)	(582,480)

	$374,595	$416,299	$327,521

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended
In thousands	March 29, 2003	March 30, 2002
Operating activities
Net loss	$(8,598)	$(6,485)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,513	5,730
Amortization of debt discount and deferred financing costs	1,316	1,342
Other amortization	692	549
Other non-cash operating activities	118	(267)
Changes in assets and liabilities:
Accounts receivable	12,843	6,279
Inventories	(39,032)	(35,201)
Salespersons overdrafts	(5,525)	907
Prepaid expenses and other current assets	(2,888)	(2,031)
Accounts payable	969	(2,328)
Accrued employee compensation and related taxes	(7,483)	(1,320)
Commissions payable	5,837	1,470
Customer deposits	55,948	55,430
Income taxes payable	(7,404)	(3,763)
Interest payable	5,790	4,277
Other	489	(1,309)

Net cash provided by operating activities	18,585	23,280

Investing activities
Acquisition of business, net of cash acquired	(4,951)	—
Purchases of property and equipment	(3,541)	(3,896)
Other investing activities, net	(163)	(256)

Net cash used for investing activities	(8,655)	(4,152)

Change in cash and cash equivalents	9,930	19,128
Cash and cash equivalents, beginning of period	10,938	43,100

Cash and cash equivalents, end of period	$20,868	$62,228

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and subsidiaries

1.	Basis of Presentation

We prepared our accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain notes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, we suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 28, 2002 (2002 Form 10-K). The Condensed Consolidated Balance Sheet as of December 28, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by generally accepted accounting principles for complete financial information.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring items) considered necessary to present fairly, when read in conjunction with the 2002 Form 10-K, our financial position, results of operations and cash flows for the periods presented. Certain balances have been reclassified to conform to the 2003 presentation.

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

For the quarters ended March 29, 2003 and March 30, 2002, approximately 0.8 million and 1.0 million shares of common stock equivalents, respectively, were excluded in the computation of diluted earnings (loss) per share since they were antidilutive due to the net loss incurred in each period.

3.	Stock-Based Compensation

We apply the intrinsic method prescribed by Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted to employees and non-employee directors. Accordingly, no compensation cost has been reflected in net income (loss) for these plans since all options are granted at or above fair value. The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, “Accounting for Stock-Based Compensation”.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and subsidiaries

	Three months ended
In thousands, except per-share data	March 29, 2003	March 30, 2002
Net loss available to common shareholders
As reported	$(11,803)	$(9,268)
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(116)	(175)

Proforma net loss available to common shareholders	$(11,919)	$(9,443)

Net loss per share
Basic – as reported	$(1.32)	$(1.03)
Basic – pro forma	$(1.33)	$(1.05)

Diluted – as reported	$(1.32)	$(1.03)
Diluted – proforma	$(1.33)	$(1.05)

4.	Comprehensive Loss

Comprehensive loss and its components, net of tax, are as follows:

	Three months ended
In thousands	March 29, 2003	March 30, 2002
Net loss	$(8,598)	$(6,485)

Change in cumulative translation adjustment	(152)	10
Change in fair value of interest rate swap agreement	588	860

	436	870

Comprehensive loss	$(8,162)	$(5,615)

The following amounts were included in accumulated other comprehensive loss (AOCL) as of March 29, 2003:

In thousands	Foreign currency translation	Minimum pension liability	Fair value of interest rate swap	Accumulated other comprehensive loss
Balance at December 28, 2002	$(6,166)	$(3,329)	$(1,322)	$(10,817)
Current period change	(152)	—	588	436

Balance at March 29, 2003	$(6,318)	$(3,329)	$(734)	$(10,381)

5.	Derivative Financial Instruments

Interest Rate Risk Management

We use a floating-to-fixed cash flow interest rate swap to modify risk from interest rate fluctuations in our underlying debt. Our senior secured credit facility bears a variable interest rate predominantly linked to LIBOR. The interest rate provided by the swap agreement is fixed at approximately 7.0% as opposed to LIBOR. Notional amounts outstanding as of March 29, 2003, March 30, 2002 and December 28, 2002 were $70.0 million, $100.0 million and $70.0 million, respectively, and will mature in 2003. We expect that pre-tax costs totaling $1.2 million, which are recorded in AOCL at March 29, 2003, and represent the difference in fair value between the fixed rate of the swap agreement and the variable rate of the term note, will be recognized in 2003 as part of interest expense. The fair value of the interest rate swap is based on current settlement values and as of March 29, 2003, March 30, 2002 and December 28, 2002 was a liability of $1.2 million ($0.7 million net of tax), $4.2 million ($2.5 million net of tax) and $2.2 million ($1.3

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and subsidiaries

million net of tax), respectively, which is included in our Condensed Consolidated Balance Sheet in “other accrued liabilities” or “other noncurrent liabilities”, as applicable.

6.	Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	March 29, 2003	March 30, 2002	December 28, 2002
Trade receivables	$56,496	$61,552	$67,181
Allowance for doubtful accounts	(2,718)	(3,666)	(2,557)
Allowance for sales returns	(7,585)	(7,927)	(5,597)

Total accounts receivable, net	$46,193	$49,959	$59,027

Net inventories were comprised of the following:

In thousands	March 29, 2003	March 30, 2002	December 28, 2002
Raw material and supplies	$13,667	$11,695	$10,810
Work-in-process	60,018	59,576	27,347
Finished goods	37,241	37,119	32,850
Reserve for obsolescence	(2,442)	(2,675)	(1,659)

Total inventories, net	$108,484	$105,715	$69,348

7.	Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill were as follows:

In thousands
Balance at December 28, 2002	$14,450
Goodwill acquired during the period	4,781
Currency translation	55

Balance at March 29, 2003	$19,286

In January 2003, we acquired the assets of a photography business for $5.0 million in cash. The acquisition was recorded using the purchase method of accounting. The preliminary purchase price allocation was $0.2 million to net tangible assets and $4.8 million to goodwill. The operating results of this acquisition are included in our consolidated financial statements from the date of the acquisition. Pro forma results of operations have not been presented since the effect of this acquisition on our financial position and results of operations is not material.

Net amortizable intangible assets as of March 29, 2003 and December 28, 2002 were $0.7 million and $0.5 million, respectively. There were no amortizable intangibles assets as of March 30, 2002.

8.	Financing Arrangements

Long-term debt consists of the following:

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and subsidiaries

In thousands	March 29, 2003	March 30, 2002	December 28, 2002
Borrowings under senior secured credit facility:
Term Loan A, variable rate, 3.54 percent at March 29, 2003, 4.28 percent at March 30, 2002 and 3.65 percent at December 28, 2002, with semi-annual principal and interest payments through May 2006	$58,602	$108,187	$58,602
Term Loan B, variable rate, 5.53 percent at March 30, 2002	—	331,939	—
Term Loan C, variable rate, 4.04 percent at March 29, 2003 and 4.15 percent at December 28, 2002, with semi-annual principal and interest payments through December 2009	320,669	—	32 0,669
Senior subordinated notes, 12.75 percent fixed rate, net of discounts of $16,011 at March 29, 2003, $17,852 at March 30, 2002 and $16,343 at December 28, 2002, with semi-annual interest payments of $13.9 million, principal due and payable at maturity – May 2010	201,489	207,148	201,157

	580,760	647,274	580,428
Less current portion	17,094	20,966	17,094

	$563,666	$626,308	$563,334

We have a $150.0 million revolving credit facility that expires on May 31, 2006. As of March 29, 2003, there was $9.5 million outstanding in the form of short-term borrowings at our Canadian subsidiary at a weighted average interest rate of 7.0% and an additional $9.9 million outstanding in the form of letters of credit, leaving $130.6 million available under this facility.

The senior secured credit facility and the senior subordinated notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligation. As of March 29, 2003, we were in compliance with all covenants.

As of March 29, 2003, March 28, 2002 and December 28, 2002, the fair value of our debt, excluding the senior subordinated notes, approximated its carrying value and is estimated based on quoted market prices for comparable instruments. The fair value of the senior subordinated notes as of March 29, 2003, March 28, 2002 and December 28, 2002 was $242.3 million, $250.2 million and $242.2 million, respectively, based on the quoted market price.

9.	Commitments

We are subject to market risk associated with changes in the price of gold. To mitigate our commodity price risk, we enter into gold forward contracts to purchase gold based upon the estimated ounces needed to satisfy projected customer requirements. Our purchase commitment at March 29, 2003 was $13.5 million with delivery dates occurring throughout 2003. These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133. The fair market value of our open gold forward contracts as of March 29, 2003 was $14.0 million and was calculated by valuing each contract at quoted futures prices.

Forward contracts used to purchase inventory for which we have firm purchase commitments qualify as accounting hedges, therefore gains or losses on the contracts are deferred and recognized in income when the inventory is sold. Counter parties expose us to loss in the event of nonperformance as measured by the unrealized gain on the contracts. Exposure on our open gold forward contracts as of March 29, 2003 was $0.5 million.

10.	Shareholders’ Deficit

Our common stock consists of Class A through Class E common stock as well as undesignated common stock. Holders of Class A common stock are entitled to one vote per share, whereas holders of Class D

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and subsidiaries

common stock are entitled to 306.55 votes per share. Holders of Class B, Class C and Class E common stock have no voting rights.

The par value and number of authorized, issued and outstanding shares for each class of common stock is set forth below:

			Issued and Outstanding Shares
In thousands, except par value data	Par Value	Authorized Shares	March 29, 2003	March 30, 2002	December 28, 2002
Class A	$.33 1/3	4,200	2,825	2,834	2,825
Class B	$.01	5,300	5,300	5,300	5,300
Class C	$.01	2,500	811	811	811
Class D	$.01	20	20	20	20
Class E	$.01	1,900	—	—	—
Undesignated	$.01	12,020	—	—	—

		25,940	8,956	8,965	8,956

11.	Discontinued Operations

In conjunction with exiting our Recognition business on December 3, 2001, we recorded a $27.4 million pre-tax loss on disposal for the discontinued segment in 2001. The pre-tax loss on disposal consisted of a non-cash charge of $11.1 million to write off certain net assets of the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business. Components of the accrued disposal costs are as follows:

In thousands	Initial charge	Prior accrual	Net adjustments in 2002	Utilization		Balance March 29, 2003
				2002	2003
Employee separation benefits and other related costs	$6,164	$—	$(523)	$(5,109)	$(86)	$446
Phase-out costs of exiting the Recognition business	4,255	—	(1,365)	(2,591)	(102)	197
Salesperson transition benefits	2,855	1,236	(191)	(767)	(335)	2,798
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—	—

	$16,292	$2,670	$(2,307)	$(12,691)	$(523)	$3,441

Separation benefits will continue to be paid out in 2003 over the benefit period as specified under our severance plan and transition benefits will continue to be paid through 2004.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Our disclosure and analysis in this report may contain “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Any change in the following factors may adversely affect our financial results:

•	our ability to satisfy our debt obligations, including related covenants;

•	the seasonality of our sales and operating income;

•	our relationship with our independent sales representatives and employees;

•	the fluctuating prices of raw materials, primarily gold;

•	our dependence on a key supplier for our synthetic and semiprecious stones;

•	fashion and demographic trends;

•	the competitive environment;

•	general economic, business and market trends and events;

•	litigation cases, if decided against us; and

•	a trend of greater environmental awareness and increasingly stringent regulations, which may impose substantial costs upon us.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements.

In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

RESULTS OF OPERATIONS

The following table sets forth selected information from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Three months ended
Dollars in thousands	March 29, 2003	March 30, 2002	$ Change	% Change
Net sales	$121,524	$121,323	$201	0.2%
% of net sales	100.0%	100.0%

Cost of products sold	50,745	47,707	3,038	6.4%
% of net sales	41.8%	39.3%

Gross profit	70,779	73,616	(2,837)	(3.9%	)
% of net sales	58.2%	60.7%

Selling and administrative expenses	71,458	67,011	4,447	6.6%
% of net sales	58.8%	55.2%

Operating income (loss)	(679)	6,605	(7,284)	(110.3%	)
% of net sales	-0.6%	5.4%

Net interest expense	13,940	17,690	(3,750)	(21.2%	)
% of net sales	11.5%	14.6%

Loss before income taxes	(14,619)	(11,085)	(3,534)	(31.9%	)
% of net sales	-12.0%	-9.1%

Benefit from income taxes	(6,021)	(4,600)	(1,467)	(31.9%	)
% of net sales	-5.0%	-3.8%

Net loss	$(8,598)	$(6,485)	$(2,067)	(31.9%	)

% of net sales	-7.1%	-5.3%

Three Months Ended March 29, 2003 Compared to the Three Months Ended March 30, 2002

Net Sales

Net sales increased $0.2 million, or less than 1%, to $121.5 million for the three months ended March 29, 2003 from $121.3 million for the same period last year. The increase in net sales resulted from price increases yielding an aggregate effect of approximately 1.4% offset by a decline in volume/mix averaging approximately 1.2%. The fluctuation attributable to price increases is net of the effect of a shift in jewelry product mix toward non-precious metals with lower price points.

The decrease in volume/mix was primarily due to the timing of deliveries for graduation products compared to last year as a result of difficulties encountered in the implementation of a new enterprise resource planning (ERP) system. The outcome was a shift of some sales volume for the spring season from the first quarter to the second quarter in 2003, however, despite this delay, we still met all of our customer deadlines. Lower commercial printing volume also contributed to the overall decline in volume/mix. These decreases were partially offset, however, by the timing of deliveries around the year-end holidays for jewelry compared to last year and volume associated with our acquisition of a photography business.

Gross Profit

Gross profit decreased $2.8 million, or 3.9%, to $70.8 million for the three months ended March 29, 2003 from $73.6 million for the same prior year period. As a percentage of net sales, gross profit margin decreased 250 basis points to 58.2% for the current three-month period from 60.7% for the same period last year. The decrease in gross profit is primarily due to manufacturing inefficiencies associated with lower than anticipated sales volume and additional production costs incurred to address the difficulties encountered with the ERP system implementation. In addition, gross profit results were negatively impacted by increased gold prices compared to last year and a shift in jewelry product mix toward less profitable non-precious metals.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.4 million, or 6.6%, to $71.5 million for the three months ended March 29, 2003 from $67.0 million for the same prior year period. As a percentage of net sales, selling and administrative expenses increased 360 basis points to 58.8% for the current three-month period from 55.2% for the same period last year. The $4.4 million increase is primarily due to the following:

•	higher spending on information systems and customer service support to address the difficulties encountered with the ERP system implementation;

•	severance costs associated primarily with headcount reductions;

•	costs associated with the acquisition of a photography business; and

•	higher commission expense affected by sales mix.

Net Interest Expense

Net interest expense decreased $3.8 million to $13.9 million for the three months ended March 29, 2003 as compared to $17.7 million for the three months ended March 30, 2002. The decrease was due to a lower average outstanding debt balance and lower average interest rates.

Provision for Income Taxes

Our effective tax rate was 41.2% for the three months ended March 29, 2003 compared to 41.5% for the same period last year.

Net Loss

Net loss increased $2.1 million, or 32.6%, to $8.6 million for the three months ended March 29, 2003 from $6.5 million for the same prior year period. In summary, our results were impacted by decreased sales volume resulting in a lower gross profit margin and higher spending offset by lower net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital and general corporate purposes. As of March 29, 2003, we had cash and cash equivalents of $20.9 million.

Operating Activities

Operating activities generated cash of $18.6 million during the three months ended March 29, 2003 compared to $23.3 million for the same prior year period. The decline in operating cash flow was primarily the result of a $7.3 million decrease in operating income offset by the favorable impact of a $3.8 million decrease in net interest expense.

Investing Activities

In January 2003, we acquired the assets of a photography business for $5.0 million in cash. The operating results of this acquisition are included in our consolidated financial statements from the date of acquisition.

Capital expenditures for the three months ended March 29, 2003 were $3.5 million compared to $3.9 million for the same period last year. The decrease is due to the timing of spending on information systems, expansion of our color printing capacity and replacement projects compared to last year.

Financing Activities

We have a $150.0 million revolving credit facility that expires on May 31, 2006. As of March 29, 2003, there was $9.5 million outstanding in the form of short-term borrowings at our Canadian subsidiary at a weighted average interest rate of 7.0% and an additional $9.9 million outstanding in the form of letters of credit, leaving $130.6 million available under this facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are subject to market risk associated with changes in the price of gold. To mitigate our commodity price risk, we enter into gold forward contracts based upon the estimated ounces needed to satisfy projected customer requirements. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our open gold forward purchase contracts. The market risk associated with these contracts was $0.9 million as of March 29, 2003 and was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices and giving effect to the increase in fair value over our aggregate forward contract commitment.

There have been no material changes in our other exposures to market risk during the quarter ended March 29, 2003. For additional information, refer to Item 7A of our 2002 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this report, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our quarterly report is recorded, processed and summarized within time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Jostens required to be included in our periodic reports filed under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in our internal controls or in other factors subsequent to the date of the evaluation that could significantly affect these controls.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Jostens continues to vigorously appeal the orders of the U.S. District Court in Orange County, California related to the Epicenter Recognition, Inc. (Epicenter) matter based upon substantive and procedural grounds. Our brief on appeal was filed with the Court on February 13, 2003, the Brief of the Appellee was filed on April 18, 2003 and we anticipate filing our Reply Brief in May 2003.

Additional information regarding the Epicenter matter is set forth in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and in Item 8, Note 8 of the Notes to Consolidated Financial Statements of our 2002 Form 10-K.

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

No reports on Form 8-K were filed by the registrant during the quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOSTENS, INC.

Date: May 12, 2003	/s/ ROBERT C. BUHRMASTER

Robert C. Buhrmaster Chairman of the Board and Chief Executive Officer

Date: May 12, 2003	/s/ JOHN A. FEENAN

John A. Feenan Sr. Vice President and Chief Financial Officer

CERTIFICATIONS

I, Robert C. Buhrmaster, Chairman of the Board and Chief Executive Officer of Jostens, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jostens, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ ROBERT C. BUHRMASTER

Robert C. Buhrmaster Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, John A. Feenan, Sr. Vice President and Chief Financial Officer of Jostens, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jostens, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ JOHN A. FEENAN

John A. Feenan Sr. Vice President and Chief Financial Officer