Form 10-Q
period 2003-06-28
JOSTENS INC
filed 2003-08-12
CIK 54050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

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

On August 8, 2003, there were 1,000 shares of the Registrant’s common stock outstanding.

Jostens, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOSTENS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended		Six months ended
In thousands, except per share data	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$374,936	$353,720	$496,460	$475,043
Cost of products sold	161,005	151,446	211,750	199,153

Gross profit	213,931	202,274	284,710	275,890
Selling and administrative expenses	108,589	100,480	180,047	167,491

Operating income	105,342	101,794	104,663	108,399
Net interest expense	13,535	17,016	27,475	34,706

Income from continuing operations before income taxes	91,807	84,778	77,188	73,693
Provision for income taxes	38,100	35,184	32,079	30,584

Income from continuing operations	53,707	49,594	45,109	43,109
Discontinued operations, net of tax	—	940	—	940

Net income	53,707	50,534	45,109	44,049
Dividends and accretion on redeemable preferred shares	(3,320)	(2,883)	(6,525)	(5,666)

Net income available to common shareholders	$50,387	$47,651	$38,584	$38,383

Basic net income per common share	$5.63	$5.32	$4.31	$4.28

Diluted net income per common share	$5.12	$4.79	$3.93	$3.86

Weighted average common shares outstanding	8,956	8,958	8,956	8,961
Dilutive effect of warrants and stock options	883	993	864	985

Weighted average common shares outstanding assuming dilution	9,839	9,951	9,820	9,946

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

In thousands, except per share data	June 28, 2003	June 29, 2002	December 28, 2002
ASSETS
Current assets
Cash and cash equivalents	$22,940	$59,148	$10,938
Accounts receivable, net (Note 5)	87,860	80,418	59,027
Inventories, net (Note 5)	45,528	47,167	69,348
Salespersons overdrafts, net of allowance of $8,629, $6,595 and $8,034	17,701	14,913	25,585
Other current assets, including deferred tax assets of $13,718, $19,964 and $13,631	19,116	25,153	22,245

Total current assets	193,145	226,799	187,143
Noncurrent assets
Goodwill and other intangibles, net	19,656	14,763	14,929
Deferred financing costs, net	20,699	25,194	22,665
Other	36,690	34,520	37,336

Total other assets	77,045	74,477	74,930

Property and equipment	277,452	274,431	280,790
Less accumulated depreciation	(216,757)	(209,562)	(215,342)

Property and equipment, net	60,695	64,869	65,448

	$330,885	$366,145	$327,521

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Short-term borrowings	$8,880	$—	$8,960
Accrued employee compensation and related taxes	23,389	26,519	31,354
Commissions payable	42,453	41,996	15,694
Customer deposits	58,583	59,662	133,840
Income taxes payable	37,241	48,556	7,316
Current portion of long-term debt	18,411	22,049	17,094
Other accrued liabilities	36,333	35,552	43,973

Total current liabilities	225,290	234,334	258,231
Noncurrent liabilities
Long-term debt—less current maturities, net of unamortized original issue discount of $15,679, $17,547 and $16,343	554,463	610,547	563,334
Other noncurrent liabilities, including deferred tax liabilities of $10,533, $4,077 and $9,668	16,895	15,342	17,646

Total liabilities	796,648	860,223	839,211
Commitments and contingencies
Redeemable preferred shares $.01 par value, liquidation preference: $90,358; authorized: 308 shares; issued and outstanding: June 28, 2003—90; June 29, 2002—79; December 28, 2002—84	77,316	64,710	70,790
Preferred shares $.01 par value, authorized: 4,000 shares; issued and outstanding in the form of redeemable preferred shares listed above: June 28, 2003—90; June 29, 2002—79: December 28, 2002—84; undesignated: 3,910 at June 28, 2003	—	—	—
Shareholders’ deficit
Common shares (Note 9)	1,003	1,003	1,003
Additional paid-in-capital—warrants	20,964	24,733	20,964
Officer notes receivable	(1,670)	(1,578)	(1,625)
Accumulated deficit	(553,421)	(572,845)	(592,005)
Accumulated other comprehensive loss	(9,955)	(10,101)	(10,817)

Total shareholders’ deficit	(543,079)	(558,788)	(582,480)

	$330,885	$366,145	$327,521

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended
In thousands	June 28, 2003	June 29, 2002
Operating activities
Net income	$45,109	$44,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,941	11,492
Amortization of debt discount and deferred financing costs	2,664	2,878
Other amortization	1,687	1,099
Other	95	(311)
Changes in assets and liabilities:
Accounts receivable	(28,649)	(24,180)
Inventories	24,387	23,347
Salespersons overdrafts	8,834	13,124
Accounts payable	(3,338)	(10,681)
Accrued employee compensation and related taxes	(8,137)	(873)
Commissions payable	26,411	23,357
Customer deposits	(76,132)	(66,738)
Income taxes payable	29,933	31,616
Interest payable	(1,310)	(2,900)
Net liabilities of discontinued operations	(640)	(3,543)
Other	298	(1,601)

Net cash provided by operating activities	32,153	40,135

Investing activities
Acquisition of business, net of cash acquired	(5,008)	—
Purchases of property and equipment	(5,369)	(8,512)
Other investing activities, net	(407)	(447)

Net cash used for investing activities	(10,784)	(8,959)

Financing activities
Net short-term borrowings (repayments)	(1,420)	—
Principal payments on long-term debt	(8,218)	(14,983)
Other financing activities, net	—	(145)

Net cash used for financing activities	(9,638)	(15,128)

Effect of exchange rate changes on cash and cash equivalents	271	—

Change in cash and cash equivalents	12,002	16,048
Cash and cash equivalents, beginning of period	10,938	43,100

Cash and cash equivalents, end of period	$22,940	$59,148

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

	Three months ended		Six months ended
In thousands, except per share data	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income available to common shareholders
As reported	$50,387	$47,651	$38,584	$38,383
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(157)	(167)	(313)	(334)

Proforma net income available to common shareholders	$50,230	$47,484	$38,271	$38,049

Net income per share
Basic—as reported	$5.63	$5.32	$4.31	$4.28
Basic—pro forma	$5.61	$5.30	$4.27	$4.25

Diluted—as reported	$5.12	$4.79	$3.93	$3.86
Diluted—proforma	$5.11	$4.77	$3.90	$3.83

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and Subsidiaries

4. Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended		Six months ended
In thousands	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net income	$53,707	$50,534	$45,109	$44,049
Change in cumulative translation adjustment	(175)	1,239	(327)	1,249
Change in fair value of interest rate swap agreement	601	64	1,189	924
Change in fair value of foreign currency hedge	—	229	—	229

Comprehensive income	$54,133	$52,066	$45,971	$46,451

The following amounts were included in accumulated other comprehensive loss (AOCL) as of June 28, 2003:

In thousands	Foreign currency translation	Minimum pension liability	Fair value of interest rate swap	Accumulated other comprehensive loss
Balance at December 28, 2002	$(6,166)	$(3,329)	$(1,322)	$(10,817)
Current period change	(327)	—	1,189	862

Balance at June 28, 2003	$(6,493)	$(3,329)	$(133)	$(9,955)

5. Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	June 28, 2003	June 29, 2002	December 28, 2002
Trade receivables	$100,014	$94,351	$67,181
Allowance for doubtful accounts	(2,569)	(3,789)	(2,557)
Allowance for sales returns	(9,585)	(10,144)	(5,597)

Total accounts receivable, net	$87,860	$80,418	$59,027

Net inventories were comprised of the following:

In thousands	June 28, 2003	June 29, 2002	December 28, 2002
Raw material and supplies	$12,657	$12,172	$10,810
Work-in-process	22,753	24,228	27,347
Finished goods	12,116	13,107	32,850
Reserve for obsolescence	(1,998)	(2,340)	(1,659)

Total inventories, net	$45,528	$47,167	$69,348

6. Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill for the first six months of fiscal 2003 were as follows:

In thousands
Balance at December 28, 2002	$14,450
Goodwill acquired during the period	1,504
Currency translation	141

Balance at June 28, 2003	$16,095

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and Subsidiaries

The components of other amortizable intangible assets were as follows:

	June 28, 2003		December 28, 2002
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$4,146	$(601)	$510	$(51)
Other	24	(8)	24	(4)

	$4,170	$(609)	$534	$(55)

There were no amortizable intangible assets as of June 29, 2002. Amortization expense for intangible assets during the first six months of 2003 was $0.6 million. Estimated annual amortization expense for fiscal 2003 and succeeding fiscal years based on intangible assets at June 28, 2003 is expected to be $1.0 million in 2003, $0.8 million in 2004, 2005, and 2006, and $0.7 million in 2007.

In January 2003, we acquired the assets of a photography business for $5.0 million in cash. The acquisition was recorded using the purchase method of accounting. The purchase price allocation was $0.4 million to net tangible assets, $3.2 million to amortizable intangible assets and $1.4 million to goodwill. The operating results of this acquisition are included in our consolidated financial statements from the date of the acquisition. Pro forma results of operations have not been presented since the effect of this acquisition on our financial position and results of operations is not material.

7. Financing Arrangements

Long-term debt consists of the following:

In thousands	June 28, 2003	June 29, 2002	December 28, 2002
Borrowings under senior secured credit facility:
Term Loan A, variable rate, 3.36 percent at June 28, 2003, 4.11 percent at June 29, 2002 and 3.65 percent at December 28, 2002, with semi-annual principal and interest payments through May 2006	$51,359	$94,852	$58,602
Term Loan B, variable rate, 5.36 percent at June 29, 2002	—	330,291	—
Term Loan C, variable rate, 3.86 percent at June 28, 2003 and 4.15 percent at December 28, 2002, with semi-annual principal and interest payments through December 2009	319,694	—	320,669
Senior subordinated notes, 12.75 percent fixed rate, net of discounts of $15,679 at June 28, 2003, $17,547 at June 29, 2002 and $16,343 at December 28, 2002, with semi-annual interest payments of $13.9 million, principal due and payable at maturity—May 2010	201,821	207,453	201,157

	572,874	632,596	580,428
Less current portion	18,411	22,049	17,094

	$554,463	$610,547	$563,334

We have a $150.0 million revolving credit facility that expires on May 31, 2006. As of June 28, 2003, there was $8.9 million outstanding in the form of short-term borrowings at our Canadian subsidiary at a weighted average interest rate of 7.25% and an additional $9.9 million outstanding in the form of letters of credit, leaving $131.2 million available under this facility.

The senior secured credit facility and the senior subordinated notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligation. As of June 28, 2003, we were in compliance with all covenants.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and Subsidiaries

As of June 28, 2003, June 29, 2002 and December 28, 2002, the fair value of our debt, excluding the senior subordinated notes, approximated its carrying value. The fair value of the senior subordinated notes as of June 28, 2003, June 29, 2002 and December 28, 2002 was $256.7 million, $252.0 million and $242.2 million, respectively, based on the quoted market price.

8. Commitments

We are subject to market risk associated with changes in the price of gold. To mitigate our commodity price risk, we enter into gold forward contracts to purchase gold based upon the estimated ounces needed to satisfy projected customer requirements. Our purchase commitment at June 28, 2003 was $8.1 million with delivery dates occurring throughout 2003. These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair market value of our open gold forward contracts as of June 28, 2003 was $8.7 million and was calculated by valuing each contract at quoted futures prices.

9. Shareholders’ Deficit

Our common stock consists of Class A through Class E common stock as well as undesignated common stock. Holders of Class A common stock are entitled to one vote per share, whereas holders of Class D common stock are entitled to 306.55 votes per share. Holders of Class B, Class C and Class E common stock have no voting rights.

The par value and number of authorized, issued and outstanding shares for each class of common stock is set forth below:

			Issued and Outstanding Shares
In thousands, except par value data	Par Value	Authorized Shares	June 28, 2003	June 29, 2002	December 28, 2002
Class A	$.33 1/3	4,200	2,825	2,825	2,825
Class B	$.01	5,300	5,300	5,300	5,300
Class C	$.01	2,500	811	811	811
Class D	$.01	20	20	20	20
Class E	$.01	1,900	—	—	—
Undesignated	$.01	12,020	—	—	—

		25,940	8,956	8,956	8,956

10. Discontinued Operations

In conjunction with exiting our Recognition business on December 3, 2001, we recorded a $27.4 million pre-tax loss on disposal in 2001 for the discontinued operations. The pre-tax loss on disposal consisted of a non-cash charge of $11.1 million to write off certain net assets of the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business. Components of the accrued disposal costs included in “other accrued liabilities” in our Condensed Consolidated Balance Sheet are as follows:

	Initial charge	Prior accrual	Net adjustments in 2002	Utilization		Balance June 28, 2003
In thousands				2002	2003
Employee separation benefits and other related costs	$6,164	$—	$(523)	$(5,109)	$(156)	$376
Phase-out costs of exiting the Recognition business	4,255	—	(1,365)	(2,591)	(72)	227
Salesperson transition benefits	2,855	1,236	(191)	(767)	(657)	2,476
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—	—

	$16,292	$2,670	$(2,307)	$(12,691)	$(885)	$3,079

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and Subsidiaries

Separation benefits will continue to be paid out in 2003 over the benefit period as specified under our severance plan and transition benefits will continue to be paid through 2004.

11. New Accounting Standards

SFAS 149 – Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS 149 will have a material impact on our financial position or results of operations.

SFAS 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for existing issuances at the beginning of the first interim period beginning after June 15, 2003. We are adopting SFAS 150 as it becomes effective. We expect to reclassify the redeemable preferred securities ($77.3 million at June 28, 2003), from the mezzanine section of our Condensed Consolidated Balance Sheet to the liabilities section.

12. Subsequent Events

On July 29, 2003, Ring Acquisition Corp. (“MergerCo”), a newly-formed company indirectly controlled by DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”), each of which is affiliated with CSFB Private Equity, merged with and into Jostens, Inc., pursuant to an Agreement and Plan of Merger, dated as of June 17, 2003 (the “Merger Agreement”), among MergerCo, Jostens Holding Corp. (formerly known as Ring Holding Corp.) and Jostens, Inc. (the “merger”). Jostens, Inc. was the surviving corporation in the merger and, at the effective time of the merger, became an indirect wholly owned subsidiary of Ring Holding Corp.

Pursuant to the Merger Agreement, (i) each issued and outstanding share of common stock, together with all shares represented by exercisable stock options and warrants, was converted into the right to receive $48.25 in cash less the applicable per share exercise price of such stock option or warrant and (ii) each share of our 14% redeemable, payment-in-kind, preferred stock will remain outstanding unless tendered by the holders thereof pursuant to the change of control offer described below.

Prior to the merger, Investcorp International, Inc., its co-investors and MidOcean Partners collectively beneficially owned approximately 88% of our common stock. Upon consummation of the merger (the “closing”), the DLJMB Funds became beneficial owners of approximately 99% of our post-merger common stock.

In connection with the merger, we refinanced our existing senior secured credit facility through the establishment of new senior secured credit facilities (the “credit facilities”). The credit facilities consist of: (i) a $475.0 million term loan which was fully funded at the time of the closing; (ii) a $150.0 million revolving credit facility of which approximately $11.0 million was drawn at the closing to refinance our Canadian subsidiary’s then-existing borrowings; and (iii) an incremental $50.0 million change of control term loan, the proceeds of which may be used solely to fund certain change of control payments due to holders of our 12.75% senior subordinated notes due 2010 (the “notes”) who elect to tender their notes pursuant to the notes change of control offer that we commenced on July 30, 2003 (the “Notes Offer”). In addition, we may use the revolving credit facility from time to time after the closing to finance general corporate needs and for working capital purposes. We may also borrow up to $270.0 million of bridge term loans solely for the purpose of financing certain change of control payments due to holders of the notes and to holders of the preferred stock who elect to tender their preferred stock pursuant to the preferred stock change of control offer that we commenced on July 30, 2003 (the “Preferred Stock Offer”). We were required to commence the Notes Offer and the Preferred Stock Offer pursuant to the terms of the indenture relating to the notes and the certificate of designations relating to the preferred stock, respectively, upon a change of control of Jostens, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and Subsidiaries

Commitments for any amounts not borrowed in respect of the $50.0 million change of control term loan and the $270.0 million bridge term loan will be terminated following the consummation of the Notes Offer and the Preferred Stock Offer and will not be available for our future use. Substantially all of the assets of our operations were used to secure the credit facilities.

The term loans bear a variable interest rate based upon either the London Interbank Offered Rate (LIBOR) or an “alternative base rate”, which is based upon the greater of the federal funds effective rate plus 0.5% or the prime rate, plus a fixed margin. Future mandatory principal payment obligations under the term loans are due semi-annually beginning on July 2, 2004 at an amount equal to 2.5% of the term loans. Thereafter, semi-annual principal payments gradually increase to an amount equal to 7.5% of the term loans through July 2009, with two final principal payments due in December 2009 and July 2010, each equal to 25.0% of the term loans.

Under the $150.0 million revolving credit facility, we may borrow funds and elect to pay interest under either LIBOR or the “alternative base rate” plus applicable margins. The revolving credit facility contains a sub-facility that allows our Canadian subsidiary to borrow funds not to exceed $20.0 million of the total $150.0 million facility. We have guaranteed the revolving credit facility of our Canadian subsidiary upon the occurrence of any event of default under any credit document. The revolving credit facility expires on July 29, 2008.

The credit facilities require that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio, a maximum senior leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the credit facilities, including letter of credit fees, agency fees and commitment fees on the average daily unused portion of the revolving credit facility.

At June 28, 2003, we have $2.8 million of prepaid management fees paid to Investcorp International, Inc. and $14.2 million of deferred financing charges related to our senior secured credit facility, both included in the noncurrent assets section of our Condensed Consolidated Balance Sheet. We anticipate that these assets will be expensed upon consummation of the merger.

After giving effect to the merger, the Board of Directors of Jostens, Inc. consisted of the following seven directors, all of whom were duly appointed by the DLJMB Funds: Carl Blowers, Vice Chairman – Operations and Technology, Jostens, Inc.; Robert Buhrmaster, Chairman of the Board and Chief Executive Officer, Jostens, Inc.; David Burgstahler, Principal, DLJ Merchant Banking Partners III, L.P.; Thomas R. Nides, Chief Administrative Officer, Credit Suisse First Boston; James Quella, Managing Director and Operating Partner, DLJ Merchant Banking Partners III, L.P.; Lawrence M.v.D. Schloss, Global Head of Private Equity, Credit Suisse First Boston; and David Wittels, Managing Director, DLJ Merchant Banking Partners III, L.P.

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

In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

RESULTS OF OPERATIONS

The following table sets forth selected information from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

	Three months ended				Six months ended
Dollars in thousands	June 28, 2003	June 29, 2002	$ Change	% Change	June 28, 2003	June 29, 2002	$ Change	% Change
Net sales	$374,936	$353,720	$21,216	6.0%	$496,460	$475,043	$21,417	4.5%
% of net sales	100.0%	100.0%			100.0%	100.0%
Cost of products sold	161,005	151,446	9,559	6.3%	211,750	199,153	12,597	6.3%
% of net sales	42.9%	42.8%			42.7%	41.9%

Gross profit	213,931	202,274	11,657	5.8%	284,710	275,890	8,820	3.2%
% of net sales	57.1%	57.2%			57.3%	58.1%
Selling and administrative expenses	108,589	100,480	8,109	8.1%	180,047	167,491	12,556	7.5%
% of net sales	29.0%	28.4%			36.3%	35.3%
Operating income	105,342	101,794	3,548	3.5%	104,663	108,399	(3,736)	(3.4%)
% of net sales	28.1%	28.8%			21.1%	22.8%
Net interest expense	13,535	17,016	(3,481)	(20.5%)	27,475	34,706	(7,231)	(20.8%)
% of net sales	3.6%	4.8%			5.5%	7.3%

Income from continuing operations before income taxes	91,807	84,778	7,029	8.3%	77,188	73,693	3,495	4.7%
% of net sales	24.5%	24.0%			15.5%	15.5%
Provision for income taxes	38,100	35,184	2,916	8.3%	32,079	30,584	1,495	4.9%
% of net sales	10.2%	9.9%			6.5%	6.4%

Income from continuing operations	53,707	49,594	4,113	8.3%	45,109	43,109	2,000	4.6%
% of net sales	14.3%	14.0%			9.1%	9.1%
Discontinued operations, net of tax	—	940	(940)	NM	—	940	(940)	NM
% of net sales	0.0%	0.3%			0.0%	0.2%

Net income	$53,707	$50,534	$3,173	6.3%	$45,109	$44,049	$1,060	2.4%

% of net sales	14.3%	14.3%			9.1%	9.3%

NM = percentage not meaningful

Three Months Ended June 28, 2003 Compared to the Three Months Ended June 29, 2002

Net Sales

Net sales increased $21.2 million, or 6.0%, to $374.9 million for the three months ended June 28, 2003 from $353.7 million for the same period last year. The increase in net sales resulted from price increases yielding an aggregate effect of approximately 2.1% and volume/mix increases averaging approximately 3.9%. The fluctuation attributable to price increases is net of the effect of a shift in jewelry product mix toward non-precious metals with lower price points.

The increase in volume/mix was partially due to the timing of deliveries for graduation products compared to last year as a result of difficulties encountered in the implementation of a new enterprise resource planning (ERP) system. The outcome was a shift of some sales volume for the spring season from the first quarter to the second quarter in 2003, however, despite this delay, we still met all of our customer deadlines. Additional factors contributing to the increase in volume/mix include:

•	net account growth across most of our product lines;

•	an increase in the number of individual orders for graduation products and higher average purchases per school;

•	higher average order size in printing due to an increase in the number of color pages per yearbook;

•	volume associated with our acquisition of a photography business; and

•	a favorable foreign exchange variance for our Canadian operations.

Gross Profit

Gross profit increased $11.7 million, or 5.8%, to $213.9 million for the three months ended June 28, 2003 from $202.3 million for the same prior year period. As a percentage of net sales, gross profit margin remained relatively flat at 57.1% for the current three-month period, but was affected by several offsetting factors. Gross profit results were postively impacted by general price increases across all product lines and a favorable sales mix of our printing products resulting from increased higher margin yearbook volume relative to lower margin commercial printing volume. Gross profit results were negatively impacted by additional production costs incurred to address the difficulties encountered with the ERP system implementation, increased gold prices compared to last year and a shift in jewelry product mix toward less profitable non-precious metals.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.1 million, or 8.1%, to $108.6 million for the three months ended June 28, 2003 from $100.5 million for the same prior year period. As a percentage of net sales, selling and administrative expenses increased 60 basis points to 29.0% for the current three-month period from 28.4% for the same period last year. The $8.1 million increase is primarily due to the following:

•	higher commission expense as a result of increased sales;

•	strategic investment in our customer service and support functions; and

•	higher spending on information systems and customer service support to address the difficulties encountered with the ERP system implementation.

Net Interest Expense

Net interest expense decreased $3.5 million to $13.5 million for the three months ended June 28, 2003 as compared to $17.0 million for the three months ended June 29, 2002. The decrease was due to a lower average outstanding debt balance and lower average interest rates.

Provision for Income Taxes

Our effective tax rate was 41.5% for the three months ended June 28, 2003 and June 29, 2002.

Net Income

Net income increased $3.2 million, or 6.3%, to $53.7 million for the three months ended June 28, 2003 from $50.5 million for the same prior year period. In summary, our results for the three-month period were impacted primarily by a combination of increased sales yielding a consistent gross profit margin and lower net interest expense, which were partially offset by higher spending on selling and administrative expenses.

Six Months Ended June 28, 2003 Compared to the Six Months Ended June 29, 2002

Net Sales

Net sales increased $21.4 million, or 4.5%, to $496.5 million for the six months ended June 28, 2003 from $475.0 million for the same period last year. The increase in net sales resulted from price increases yielding an aggregate effect of approximately 1.9% and volume/mix increases averaging approximately 2.6%. The fluctuation attributable to price increases is net of the effect of a shift in jewelry product mix toward non-precious metals with lower price points. Specific factors contributing to the increase in volume/mix include:

•	net account growth across most of our product lines;

•	an increase in the number of individual orders for graduation products and higher average purchases per school;

•	higher average order size in printing due to an increase in the number of color pages per yearbook;

•	volume associated with our acquisition of a photography business; and

•	a favorable foreign exchange variance for our Canadian operations.

These increases were partially offset by lower commercial printing volume and slightly lower same school buy rates for high school class rings compared to last year.

Gross Profit

Gross profit increased $8.8 million, or 3.2%, to $284.7 million for the six months ended June 28, 2003 from $275.9 million for the same prior year period. As a percentage of net sales, gross profit margin decreased 80 basis points to 57.3% for the current six-month period from 58.1% for the same period last year. The decrease in gross profit margin is primarily due to additional production costs and production inefficiencies incurred to address the difficulties encountered with the ERP system implementation, which we estimate range between $3.0 and $4.0 million. Furthermore, gross profit results were negatively impacted by increased gold prices compared to last year and a shift in jewelry product mix toward less profitable non-precious metals. Gross profit results were postively impacted by general price increases across all product lines and a favorable sales mix of our printing products resulting from increased higher margin yearbook volume relative to lower margin commercial printing volume.

Selling and Administrative Expenses

Selling and administrative expenses increased $12.6 million, or 7.5%, to $180.0 million for the six months ended June 28, 2003 from $167.5 million for the same prior year period. As a percentage of net sales, selling and administrative expenses increased 100 basis points to 36.3% for the current six-month period from 35.3% for the same period last year. The $12.6 million increase is primarily due to the following:

•	higher commission expense as a result of increased sales;

•	strategic investment in our customer service and support functions;

•	higher spending on information systems and customer service support to address the difficulties encountered with the ERP system implementation, which we estimate to range between $2.0 and $3.0 million; and

•	higher information systems expense due to severance costs and a reduction in capitalized software development costs compared to last year.

Net Interest Expense

Net interest expense decreased $7.2 million to $27.5 million for the six months ended June 28, 2003 as compared to $34.7 million for the six months ended June 29, 2002. The decrease was due to a lower average outstanding debt balance and lower average interest rates.

Provision for Income Taxes

Our effective tax rate was 41.6% for the six months ended June 28, 2003 compared to 41.5% for the same period last year.

Net Income

Net income increased $1.1 million, or 2.4%, to $45.1 million for the six months ended June 28, 2003 from $44.0 million for the same prior year period. In summary, our results for the six-month period were impacted primarily by a combination of increased sales, albeit yielding a slightly reduced gross profit margin, and lower net interest expense, which were partially offset by higher spending on selling and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital and general corporate purposes. As of June 28, 2003, we had cash and cash equivalents of $22.9 million.

Operating Activities

Operating activities generated cash of $32.2 million during the six months ended June 28, 2003 compared to $40.1 million for the same prior year period. The decline in operating cash flow was primarily impacted by a greater reduction in customer deposit liabilities in the current year due to the higher level of customer deposits collected in fiscal 2002 for the 2003 school year compared to similar prior year activity.

Investing Activities

In January 2003, we acquired the assets of a photography business for $5.0 million in cash. The operating results of this acquisition are included in our consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented since the effect of this acquisition on our financial position and results of operations is not material. Capital expenditures for the six months ended June 28, 2003 were $5.4 million compared to $8.5 million for the same period last year. The decrease is due to the timing of spending on several items compared to last year including information systems, expansion of our color printing capacity and replacement projects.

Financing Activities

As of June 28, 2003, there was $8.9 million outstanding on our revolving credit facility in the form of short-term borrowings at our Canadian subsidiary at a weighted average interest rate of 7.25% and an additional $9.9 million outstanding in the form of letters of credit, leaving $131.2 million available under this facility.

Recent Transactions

On July 29, 2003, Ring Acquisition Corp. (“MergerCo”), a newly-formed company indirectly controlled by DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”), each of which is affiliated with CSFB Private Equity, merged with and into Jostens, Inc., pursuant to an Agreement and Plan of Merger, dated as of June 17, 2003 (the “Merger Agreement”), among MergerCo, Jostens Holding Corp. (formerly known as Ring Holding Corp.) and Jostens, Inc. (the “merger”). Jostens, Inc. was the surviving corporation in the merger and, at the effective time of the merger, became an indirect wholly owned subsidiary of Ring Holding Corp.

Pursuant to the Merger Agreement, (i) each issued and outstanding share of common stock, together with all shares represented by exercisable stock options and warrants, was converted into the right to receive $48.25 in cash less the applicable per share exercise price of such stock option or warrant and (ii) each share of our 14% redeemable, payment-in-kind, preferred stock will remain outstanding unless tendered by the holders thereof pursuant to the change of control offer described below.

Prior to the merger, Investcorp International, Inc., its co-investors and MidOcean Partners collectively beneficially owned approximately 88% of our common stock. Upon consummation of the merger (the “closing”), the DLJMB Funds became beneficial owners of approximately 99% of our post-merger common stock.

In connection with the merger, we refinanced our existing senior secured credit facility through the establishment of new senior secured credit facilities (the “credit facilities”). The credit facilities consist of: (i) a $475.0 million term loan which was fully funded at the time of the closing; (ii) a $150.0 million revolving credit facility of which approximately $11.0 million was drawn at the closing to refinance our Canadian subsidiary’s then-existing borrowings; and (iii) an incremental $50.0 million change of control term loan, the proceeds of which may be used solely to fund certain change of control payments due to holders of our 12.75% senior subordinated notes due 2010 (the “notes”) who elect to tender their notes pursuant to the notes change of control offer that we commenced on July 30, 2003 (the “Notes Offer”). In addition, we may use the revolving credit facility from time to time after the closing to finance general corporate needs and for working capital purposes. We may also borrow up to $270.0 million of bridge term loans solely for the purpose of financing certain change of control payments due to holders of the notes and to holders of the preferred stock who elect to tender their preferred stock pursuant to the preferred stock change of control offer that we commenced on July 30, 2003 (the “Preferred Stock Offer”). We were required to commence the Notes Offer and the Preferred Stock Offer pursuant to the terms of the indenture relating to the notes and the certificate of designations relating to the preferred stock, respectively, upon a change of control of Jostens, Inc. Commitments for any amounts not borrowed in respect of the $50.0 million change of control term loan and the $270.0 million bridge term loan will be terminated following the consummation of the Notes Offer and the Preferred Stock Offer and will not be available for our future use. Substantially all of the assets of our operations were used to secure the credit facilities.

The term loans bear a variable interest rate based upon either the London Interbank Offered Rate (LIBOR) or an “alternative base rate”, which is based upon the greater of the federal funds effective rate plus 0.5% or the prime rate, plus a fixed margin. Future mandatory principal payment obligations under the term loans are due semi-annually beginning on July 2, 2004 at an amount equal to 2.5% of the term loans. Thereafter, semi-annual principal payments gradually increase to an amount equal to 7.5% of the term loans through July 2009, with two final principal payments due in December 2009 and July 2010, each equal to 25.0% of the term loans.

Under the $150.0 million revolving credit facility, we may borrow funds and elect to pay interest under either LIBOR or the “alternative base rate” plus applicable margins. The revolving credit facility contains a sub-facility that allows our Canadian subsidiary to borrow funds not to exceed $20.0 million of the total $150.0 million facility. We have guaranteed the revolving credit facility of our Canadian subsidiary upon the occurrence of any event of default under any credit document. The revolving credit facility expires on July 29, 2008.

The credit facilities require that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio, a maximum senior leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the credit facilities, including letter of credit fees, agency fees and commitment fees on the average daily unused portion of the revolving credit facility.

At June 28, 2003, we have $2.8 million of prepaid management fees paid to Investcorp International, Inc. and $14.2 million of deferred financing charges related to our senior secured credit facility, both included in the noncurrent assets section of our Condensed Consolidated Balance Sheet. We anticipate that these assets will be expensed upon consummation of the merger.

After giving effect to the merger, the Board of Directors of Jostens, Inc. consisted of the following seven directors, all of whom were duly appointed by the DLJMB Funds: Carl Blowers, Vice Chairman—Operations and Technology, Jostens, Inc.; Robert Buhrmaster, Chairman of the Board and Chief Executive Officer, Jostens, Inc.; David Burgstahler, Principal, DLJ Merchant Banking Partners III, L.P.; Thomas R. Nides, Chief Administrative Officer, Credit Suisse First Boston; James Quella, Managing Director and Operating Partner, DLJ Merchant Banking Partners III, L.P.; Lawrence M.v.D. Schloss, Global Head of Private Equity, Credit Suisse First Boston; and David Wittels, Managing Director, DLJ Merchant Banking Partners III, L.P.

NEW ACCOUNTING STANDARDS

SFAS 149—Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. In general, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect that the adoption of SFAS 149 will have a material impact on our financial position or results of operations.

SFAS 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for existing issuances at the beginning of the first interim period beginning after June 15, 2003. We are adopting SFAS 150 as it becomes effective. We expect to reclassify the redeemable preferred securities ($77.3 million at June 28, 2003), from the mezzanine section of our Condensed Consolidated Balance Sheet to the liabilities section.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk during the quarter ended June 28, 2003. For additional information, refer to Item 7A of our 2002 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our quarterly report is recorded, processed and summarized within time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including our

Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Jostens required to be included in our periodic reports filed under the Securities Exchange Act of 1934, as amended.

There have been no significant changes in our internal controls or in other factors subsequent to the date of the evaluation that has materially affected, or is reasonably likely to materially affect, these controls.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Jostens is currently prosecuting its appeal of the orders of the U.S. District Court in Orange County, California related to the Epicenter Recognition, Inc. (Epicenter) matter to the U.S. Court of Appeals for the Ninth Circuit based upon substantive and procedural grounds. Additional information regarding the Epicenter matter is set forth in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, and in Item 8, Note 8 of the Notes to Consolidated Financial Statements of our 2002 Form 10-K.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger by and among Ring Holding Corp., Ring Acquisition Corp. and Jostens, Inc., dated as of June 17, 2003, incorporated by reference to our Report on Form 8-K filed on June 30, 2003.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the quarter ended June 28, 2003

A Form 8-K was filed on April 16, 2003, announcing that we had engaged investment banking advisors to assist in connection with a possible sale or recapitalization of Jostens, Inc.

A Form 8-K was filed on May 8, 2003, furnishing our press release reporting results for the three months ended March 29, 2003.

A Form 8-K was filed on June 17, 2003, announcing the execution of a definitive merger agreement under which DLJ Merchant Banking Partners III, L.P., an affiliate of CSFB Private Equity, would acquire Jostens, Inc. from Investcorp International, Inc.

A Form 8-K was filed on June 30, 2003, (a) reporting certain terms of a definitive merger agreement under which DLJ Merchant Banking Partners III, L.P., an affiliate of CSFB Private Equity, would acquire Jostens, Inc. and (b) filing as an exhibit, the Agreement and Plan of Merger, dated June 17, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOSTENS, INC.

Date: August 11, 2003	/s/ ROBERT C. BUHRMASTER
Robert C. Buhrmaster Chairman of the Board and Chief Executive Officer

Date: August 11, 2003	/s/ JOHN A. FEENAN
John A. Feenan Sr. Vice President and Chief Financial Officer