Form 10-Q
period 2003-09-27
JOSTENS INC
filed 2003-11-12
CIK 54050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

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

On November 11, 2003, there were 1,000 shares of the Registrant’s common stock outstanding.

Jostens, Inc. and Subsidiaries

Part I Financial Information
		Page

Item. 1	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Operations for the period from July 30, 2003 to September 27, 2003, the period from June 29, 2003 to July 29, 2003 and the three months ended September 28, 2002 and for the period from July 30, 2003 to September 27, 2003, the period from December 29, 2002 to July 29, 2003 and the nine months ended September 28, 2002	3

	Condensed Consolidated Balance Sheets as of September 27, 2003, September 28, 2002 and December 28, 2002	4

	Condensed Consolidated Statements of Cash Flows for the period from July 30, 2003 to September 27, 2003, the period from December 29, 2002 to July 29, 2003 and the nine months ended September 28, 2002	5

	Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the period from December 28, 2002 to July 29, 2003 and the period from July 30, 2003 to September 27, 2003	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

Part II Other Information

Item 1.	Legal Proceedings	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 6.	Exhibits and Reports on Form 8-K	26

Signatures		28

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOSTENS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Periods			For the Periods
	Post-Merger	Pre-Merger		Post-Merger	Pre-Merger
In thousands, except per share data	July 30, 2003 – September 27, 2003	June 29, 2003 – July 29, 2003	Three Months Ended September 28, 2002	July 30, 2003 – September 27, 2003	December 29, 2002 – July 29, 2003	Nine Months Ended September 28, 2002
Net sales	$86,163	$7,598	$96,869	$86,163	$504,058	$571,912
Cost of products sold	73,492	6,844	49,486	73,492	218,594	248,639

Gross profit	12,671	754	47,383	12,671	285,464	323,273
Selling and administrative expenses	46,797	16,383	59,334	46,797	196,430	226,825
Loss on redemption of debt	99	13,878	1,765	99	13,878	1,765
Transaction costs	—	30,960	—	—	30,960	—

Operating (loss) income	(34,225)	(60,467)	(13,716)	(34,225)	44,196	94,683
Net interest expense	9,841	4,971	16,124	9,841	32,446	50,830

(Loss) income from continuing operations before income taxes	(44,066)	(65,438)	(29,840)	(44,066)	11,750	43,853
(Benefit from) provision for income taxes	(15,423)	(23,384)	(12,359)	(15,423)	8,695	18,225

(Loss) income from continuing operations	(28,643)	(42,054)	(17,481)	(28,643)	3,055	25,628
Discontinued operations, net of tax	—	—	—	—	—	940
Cumulative effect of accounting change, net of tax	—	4,585	—	—	4,585	—

Net (loss) income	(28,643)	(37,469)	(17,481)	(28,643)	7,640	26,568
Dividends and accretion on redeemable preferred stock	—	—	(2,987)	—	(6,525)	(8,653)

Net (loss) income available to common shareholders	$(28,643)	$(37,469)	$(20,468)	$(28,643)	$1,115	$17,915

Basic net (loss) income per common share
(Loss) income from continuing operations	$(28,643.00)	$(4.70)	$(2.29)	$(28,643.00)	$(0.39)	$1.90
Discontinued operations	—	—	—	—	—	0.10
Cumulative effect of accounting change	—	.52	—	—	.51	—

	$(28,643.00)	$(4.18)	$(2.29)	$(28,643.00)	$.12	$2.00

Diluted net (loss) income per common share
(Loss) income from continuing operations	$(28,643.00)	(4.70)	$(2.29)	$(28,643.00)	$(0.39)	$1.65
Discontinued operations	—	—	—	—	—	0.09
Cumulative effect of accounting change	—	.52	—	—	.51	—

	$(28,643.00)	$(4.18)	$(2.29)	$(28,643.00)	$.12	$1.74

Weighted average common shares outstanding	1	8,956	8,956	1	8,956	8,960
Dilutive effect of warrants and stock options	—	—	—	—	—	1,348

Weighted average common shares outstanding assuming dilution	1	8,956	8,956	1	8,956	10,308

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Post-Merger	Pre-Merger
In thousands, except share amounts	September 27, 2003	September 28, 2002	December 28, 2002

ASSETS
Current assets
Cash and cash equivalents	$6,633	$19,964	$10,938
Accounts receivable, net (Note 7)	48,863	51,869	59,027
Inventories, net (Note 7)	70,320	59,532	69,348
Deferred income taxes	—	19,964	13,631
Salespersons overdrafts, net of allowance of $9,422, $7,189 and $8,034	33,640	31,921	25,585
Prepaid expenses and other current assets	4,256	3,899	8,614

Total current assets	163,712	187,149	187,143
Noncurrent assets
Goodwill (Note 8)	690,197	14,362	14,450
Intangibles, net (Note 8)	655,269	—	479
Net pension assets	—	19,715	21,122
Other	37,648	40,734	38,879

Total other assets	1,383,114	74,811	74,930
Property and equipment	112,751	279,933	280,790
Less accumulated depreciation	(4,310)	(212,664)	(215,342)

Property and equipment, net	108,441	67,269	65,448

	$1,655,267	$329,229	$327,521

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Book overdrafts	$5,252	$6,362	$—
Short-term borrowings	77,112	50,200	8,960
Accrued employee compensation and related taxes	23,235	27,060	31,354
Commissions payable	6,459	10,119	15,694
Customer deposits	44,424	39,691	133,840
Income taxes payable	11,800	24,457	7,316
Interest payable	13,759	16,791	10,789
Current portion of long-term debt (Note 10)	11,968	22,120	17,094
Deferred income taxes	8,841	—	—
Other accrued liabilities	25,556	23,575	28,861
Current liabilities of discontinued operations	3,053	5,593	4,323

Total current liabilities	231,459	225,968	258,231
Noncurrent liabilities
Long-term debt—less current maturities (Note 10)	704,184	603,573	563,334
Redeemable preferred stock (Note 9)	73,152	—	—
Deferred income taxes	233,316	4,354	9,668
Net pension liabilities	18,557	—	—
Other noncurrent liabilities	5,372	9,988	7,978

Total liabilities	1,266,040	843,883	839,211

Commitments and contingencies

Redeemable preferred stock (Note 9)	—	67,696	70,790

Shareholders’ equity (deficit)
Common stock $.01 par value; authorized: 2,000,000 shares; issued and outstanding:
1,000 shares at September 27, 2003	—	—	—
Common stock	—	1,003	1,003
Additional paid-in-capital	417,934	21,679	20,964
Officer notes receivable	—	(1,601)	(1,625)
Accumulated deficit	(28,643)	(592,435)	(592,005)
Accumulated other comprehensive loss (Note 6)	(64)	(10,996)	(10,817)

Total shareholders’ equity (deficit)	389,227	(582,350)	(582,480)

	$1,655,267	$329,229	$327,521

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Periods
	Post-Merger	Pre-Merger
In thousands	July 30, 2003- September 27, 2003	December 29, 2002- July 29, 2003	Nine Months Ended September 28, 2002

Operating activities
Net (loss) income	$(28,643)	$7,640	$26,568
Adjustments to reconcile net (loss) income to net cash used for operating activities:
Depreciation	3,862	12,649	17,322
Amortization of debt discount/premium and deferred financing costs	(450)	2,900	5,128
Other amortization	9,227	1,939	1,648
Cumulative effect of accounting change, net of tax	—	(4,585)	—
Deferred income taxes	(14,632)	(1,500)	—
Loss on redemption of debt	99	13,878	1,765
Other	2,200	1,194	(323)
Changes in assets and liabilities:
Accounts receivable	5,760	4,576	4,369
Inventories	23,084	14,293	10,982
Salespersons overdrafts	(8,710)	1,645	(3,884)
Net pension assets	—	(750)	(4,916)
Accounts payable	5,002	(5,969)	(6,848)
Accrued employee compensation and related taxes	1,706	(9,998)	(332)
Commissions payable	(35,192)	25,632	(8,520)
Customer deposits	(14,237)	(76,069)	(86,709)
Income taxes payable	(3,810)	8,288	7,517
Interest payable	7,538	(6,750)	6,224
Other	(1,793)	4,194	(4,953)

Net cash used for operating activities	(48,989)	(6,793)	(34,962)

Investing activities
Acquisitions of businesses, net of cash acquired	(10,937)	(5,008)	—
Purchases of property and equipment	(9,523)	(6,129)	(16,793)
Other investing activities, net	—	(738)	(507)

Net cash used for investing activities	(20,460)	(11,875)	(17,300)

Financing activities
Net short-term borrowings	65,195	1,500	50,200
Net increase in book overdrafts	5,252	—	6,362
Repurchases of common stock and warrants	—	(471,044)	(2,448)
Redemption of senior subordinated notes payable	(3,550)	—	(8,456)
Principal payments on long-term debt	—	(379,270)	(15,274)
Proceeds from issuance of long-term debt	3,705	475,000	—
Proceeds from issuance of common shares	—	417,934	—
Debt financing costs	—	(20,212)	(1,384)
Merger costs	—	(12,608)	—
Other financing activities, net	—	1,625	126

Net cash provided by financing activities	70,602	12,925	29,126

Effect of exchange rate changes on cash and cash equivalents	49	236	—

Increase (decrease) in cash and cash equivalents	1,202	(5,507)	(23,136)
Cash and cash equivalents, beginning of period	5,431	10,938	43,100

Cash and cash equivalents, end of period	$6,633	$5,431	$19,964

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

			Additional paid-in- capital warrants	Additional paid-in- capital	Officer notes receivable	Retained earnings (accumulated) deficit)	Accumulated other compre- hensive loss	Total
	Common shares
In thousands	Number	Amount

Balance—December 28, 2002	8,956	$1,003	$20,964	$—	$(1,625)	$(592,005)	$(10,817)	$(582,480)
Preferred stock dividends						(6,148)		(6,148)
Preferred stock accretion						(377)		(377)
Net income						7,640		7,640
Change in cumulative translation adjustment							(278)	(278)
Change in fair value of interest rate swap agreement, net of $846 tax							1,293	1,293
Payment on officer notes receivable					1,625			1,625
Repurchase of common shares and warrants	(8,956)	(1,003)	(20,964)			(449,077)		(471,044)
Issuance of common shares	1	—		417,934				417,934
Effect of purchase accounting						1,039,967	9,802	1,049,769

Balance—July 29, 2003	1	$—	$—	$417,934	$—	$—	$—	$417,934

Balance—July 29, 2003	1	$—	$—	$417,934	$—	$—	$—	$417,934
Net loss						(28,643)		(28,643)
Change in cumulative translation adjustment							(64)	(64)

Balance—September 27, 2003	1	$—	$—	$417,934	$—	$(28,643)	$(64)	$389,227

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and Subsidiaries

1.    Significant Accounting Policies

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

Stock-Based Compensation

We apply the intrinsic method prescribed by Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted to employees and non-employee directors. Accordingly, no compensation cost has been reflected in net income for these plans since all options are granted at or above fair value. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”. There were no stock options outstanding subsequent to the Merger on July 29, 2003 as discussed in Note 2. As a result, a disclosure is not required for the post-Merger period July 30, 2003 to September 27, 2003.

	For the Pre-Merger Periods		For the Pre-Merger Periods
In thousands, except per share data	June 29, 2003- July 29, 2003	Three Months Ended September 28, 2002	December 29, 2002- July 29, 2003	Nine Months Ended September 28, 2002
Net (loss) income available to common shareholders
As reported	$(37,469)	$(20,468)	$1,115	$17,915
Add stock-based employee compensation expense included in reported net (loss) income available to common shareholders, net of tax effects	7,608	—	7,608	—
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effects	(52)	(166)	(313)	(334)

Proforma net (loss) income available to common shareholders	$(29,913)	$(20,634)	$8,410	$17,581

Net (loss) income per share
Basic—as reported	$(4.18)	$(2.29)	$.12	$2.00
Basic—pro forma	$(3.34)	$(2.30)	$.94	$1.96
Diluted—as reported	$(4.18)	$(2.29)	$.12	$1.74
Diluted—proforma	$(3.34)	$(2.30)	$.85	$1.71

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Jostens, Inc. and Subsidiaries

2.    Merger

On June 17, 2003, we entered into a merger agreement with Jostens Holding Corp. (formerly known as Ring Holding Corp.) and Ring Acquisition Corp., an entity organized for the sole purpose of effecting a merger on behalf of DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”), each of which is affiliated with CSFB Private Equity. On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens, Inc. with Jostens, Inc. becoming the surviving company and an indirect subsidiary of Jostens Holding Corp. (the “Merger”). As a result of the Merger, the DLJMB Funds and certain co-investors beneficially own 99% of our outstanding voting securities and certain members of our senior management and directors own the remaining 1%.

As a result of the Merger, we received $417.9 million of proceeds from a capital contribution by Jostens IH Corp. (“JIHC”), which was established for purposes of the Merger. We used the proceeds from the capital contribution along with incremental borrowings under our senior secured credit facilities to repurchase all previously outstanding common stock and warrants. We paid $471.0 million to holders of common stock and warrants representing a cash payment of $48.25 per share. In addition, we paid approximately $41.0 million of fees and expenses associated with the Merger including $12.6 million of compensation expense representing the excess of the fair market value over the exercise price of outstanding stock options, $12.6 million of capitalized merger costs and $15.8 million of expensed costs consisting primarily of investment banking, legal and accounting fees. We also recognized $2.6 million of transaction costs as a result of writing off certain prepaid management fees having no future value.

Also in connection with the Merger, we refinanced our senior secured credit facility through the establishment of new senior secured credit facilities. We received $475.0 million in borrowings under the new facilities and repaid $371.1 million of outstanding indebtedness under the old credit facility. In addition, we incurred transaction fees and related costs of $20.2 million associated with the new credit facilities, which have been capitalized and are being amortized as interest expense over the lives of the facilities. We also wrote off the unamortized balance of $13.9 million relating to deferred financing costs associated with the old credit facility.

Merger Accounting

Beginning on July 29, 2003, Jostens, Inc. and JIHC, a subsidiary of Jostens Holding Corp., accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, which results in a new valuation for the assets and liabilities of JIHC and its subsidiaries based upon the fair values as of the date of the Merger. As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, we have reflected all applicable purchase accounting adjustments recorded by JIHC in our consolidated financial statements for all SEC filings covering periods subsequent to the Merger (“Push Down Accounting”). Push Down Accounting requires us to establish a new basis for our assets and liabilities based on the amount paid for ownership at July 29, 2003. Accordingly, JIHC’s ownership basis is reflected in our consolidated financial statements beginning upon completion of the Merger. In order to apply Push Down Accounting, JIHC’s purchase price of $471.0 million was allocated to the assets and liabilities based on their relative fair values and $417.9 million was reflected in shareholders’ equity of Jostens, Inc. as the value of JIHC’s ownership upon completion of the Merger. Immediately prior to the merger, shareholders’ equity of Jostens, Inc. was a deficit of approximately $578.7 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Jostens, Inc. and Subsidiaries

As of July 29, 2003, we have preliminarily allocated the excess purchase price over the book value of net assets acquired in the Merger as follows:

In thousands
Inventories	$37,747
Property and equipment	43,049
Intangible assets	660,700
Goodwill	662,832
Long-term debt	(39,912)
Deferred income taxes	(261,406)
Pension and post retirement healthcare benefits	(40,633)

$1,062,377

We have estimated the fair value of our assets and liabilities, including intangible assets and property and equipment, as of the Merger date, utilizing information available at the time that our unaudited consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained. We are in the process of completing outside third party appraisals of our intangible assets, property and equipment and redeemable preferred stock. We also recognized the funding status of our pension and post retirement healthcare benefit plans as of July 29, 2003 and updated the calculation of our post-Merger expense.

As a result of the Merger, we have reflected pre-Merger periods from June 29, 2003 to July 29, 2003 and from December 29, 2002 to July 29, 2003 and a post-Merger period from July 30, 2003 to September 27, 2003 in our condensed consolidated financial statements for fiscal 2003.

During the post-Merger period from July 30, 2003 to September 27, 2003, we recognized the following items in our Condensed Consolidated Statement of Operations: (a) $29.1 million of excess purchase price allocated to inventory as cost of products sold; (b) $8.8 million of additional amortization expense of intangible assets including $2.0 million in cost of products sold and $6.8 million in selling and administrative expenses; and (c) $0.9 million of lower interest expense from the amortization of a premium allocated to long-term debt, all as compared to our historical basis of accounting prior to the Merger.

3.    Cumulative Effect of Accounting Change

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes guidance for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for existing issuances at the beginning of the first interim period beginning after June 15, 2003.

We determined that the characteristics of our redeemable preferred stock were such that the securities should be classified as a liability and we recognized a $4.6 million cumulative effect of an accounting change upon adoption of SFAS 150 on June 29, 2003. Restatement of prior periods was not permitted. We assessed the value of our redeemable preferred stock at the present value of the settlement obligation using the rate implicit at inception of the obligation. The redeemable preferred stock has been reclassified to the liabilities section of our Condensed Consolidated Balance Sheet. The preferred dividend is being recorded as interest expense in our results of operations rather than as a reduction to retained earnings and the discount recognized in the SFAS 150

Notes to Condensed Consolidated Financial Statements (Unaudited)

Jostens, Inc. and Subsidiaries

revaluation is being amortized as an increase to interest expense. We did not provide any tax benefit in connection with the adoption of SFAS 150 because payment of the related preferred dividend and the discount amortization are not tax deductible.

Interest expense, including discount amortization, for our redeemable preferred stock was $0.8 million for the pre-Merger period from June 29, 2003 to July 29, 2003 and $1.8 million for the post-Merger period from July 30, 2003 to September 27, 2003. Estimated annual interest expense, including discount amortization, related to our redeemable preferred securities for fiscal 2003 and succeeding fiscal years is expected to be $6.4 million in 2003, $14.5 million in 2004, $17.1 million in 2005, $20.3 million in 2006, $24.0 million in 2007 and a total of $117.6 million thereafter.

4.    Income Taxes

Our effective rate of tax benefit for the post-Merger period of fiscal 2003 is 35.0%. The rate of benefit is less than our historical effective income tax rate of 41.5% due primarily to the unfavorable impact of non-deductible interest expense attributable to redeemable preferred stock combined with our anticipated loss position for the period.

5.     (Loss) Earnings Per Common Share

Basic (loss) earnings per share are computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares. Diluted earnings per share are computed by dividing net income available to common shareholders by the weighted average number of outstanding common shares and common share equivalents. Common share equivalents include the dilutive effects of warrants and options. There were no common share equivalents outstanding subsequent to the Merger on July 29, 2003.

For the period from June 29, 2003 to July 29, 2003, the period from December 29, 2002 to July 29, 2003 and the three-month period ended September 28, 2002, approximately 0.9 million, 0.9 million and 1.3 million shares of common share equivalents, respectively, were excluded in the computation of net (loss) earnings per share since they were antidilutive due to the net loss incurred in each period. For the nine-month period ended September 28, 2002, options to purchase 42,250 shares of common stock were outstanding, but were excluded from the computation of common share equivalents because they were antidilutive.

6.    Comprehensive (Loss) Income

Comprehensive (loss) income and its components, net of tax are as follows:

	For the Periods
	Post-Merger	Pre-Merger
In thousands	July 30, 2003- September 27, 2003	June 29, 2003- July 29, 2003	Three Months Ended September 28, 2002

Net loss	$(28,643)	$(37,469)	$(17,481)
Change in cumulative translation adjustment	(64)	(103)	(1,259)
Change in fair value of interest rate swap agreement	—	692	424
Change in fair value of foreign currency hedge	—	—	(60)

Comprehensive loss	$(28,707)	$(36,880)	$(18,376)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Jostens, Inc. and Subsidiaries

	For the Periods
	Post-Merger	Pre-Merger
In thousands	July 30, 2003- September 27, 2003	December 29, 2002- July 29, 2003	Nine Months Ended September 28, 2002

Net (loss) income	$(28,643)	$7,640	$26,568
Change in cumulative translation adjustment	(64)	(278)	(10)
Change in fair value of interest rate swap agreement	—	1,293	1,348
Change in fair value of foreign currency hedge	—	—	169

Comprehensive (loss) income	$(28,707)	$8,655	$28,075

The following amounts were included in accumulated other comprehensive loss as of the dates indicated:

In thousands	Foreign currency translation	Minimum pension liability	Fair value of interest rate swap	Accumulated other comprehensive loss

Balance at December 28, 2002	$(6,166)	$(3,329)	$(1,322)	$(10,817)
Pre-Merger period change	(278)	—	1,293	1,015
Effect of purchase accounting	6,444	3,329	29	9,802

Balance at July 29, 2003	$—	$—	$—	$—

Balance at July 29, 2003	$—	$—	$—	$—
Post-Merger period change	(64)	—	—	(64)

Balance at September 27, 2003	$(64)	$—	$—	$(64)

7.    Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

In thousands	September 27, 2003	September 28, 2002	December 28, 2002

Trade receivables	$55,673	$61,148	$67,181
Allowance for doubtful accounts	(3,023)	(3,759)	(2,557)
Allowance for sales returns	(3,787)	(5,520)	(5,597)

Total accounts receivable, net	$48,863	$51,869	$59,027

Net inventories were comprised of the following:

In thousands	September 27, 2003	September 28, 2002	December 28, 2002
Raw material and supplies	$15,026	$13,533	$10,810
Work-in-process	22,734	19,107	27,347
Finished goods	34,716	28,772	32,850
Reserve for obsolescence	(2,156)	(1,880)	(1,659)

Total inventories, net	$70,320	$59,532	$69,348

Net inventories as of the end of September 27, 2003 include $8.6 million of purchase price in excess of acquired book value.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Jostens, Inc. and Subsidiaries

8.    Goodwill and Other Intangible Assets

The increase in goodwill and other intangible assets is predominantly attributable to the effect of purchase accounting in connection with the Merger as discussed in Note 2.

The changes in the net carrying amount of goodwill for the first nine months of fiscal 2003 were as follows:

In thousands
Balance at December 28, 2002	$14,450
Goodwill acquired during the period	675,605
Currency translation	142

Balance at September 27, 2003	$690,197

Our trademarks are considered indefinite-lived intangibles. These assets are not subject to amortization, but are tested for impairment at least annually. As of September 27, 2003, the carrying amount of our trademarks was $255.0 million. There were no indefinite-lived intangible assets as of December 28, 2002.

The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset at September 27, 2003 and December 28, 2002:

	September 27, 2003		December 28, 2002
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
School relationships	$330,000	$(5,712)	$—	$—
Order backlog	52,500	(2,010)	—	—
Internally developed software	12,200	(449)	—	—
Patented/unpatented technology	11,000	(635)	—	—
Customer relationships	4,146	(785)	510	(51)
Other	24	(10)	24	(4)

	$409,870	$(9,601)	$534	$(55)

Amortization expense for intangible assets was $0.6 million for the pre-Merger period from December 29, 2002 to July 29, 2003 and $8.9 million for the post-Merger period from July 30, 2003 to September 27, 2003. Estimated annual amortization expense for fiscal 2003 and succeeding fiscal years based on intangible assets at September 27, 2003 is expected to be $21.1 million in 2003, $89.8 million in 2004, $40.1 million in 2005, $38.5 million in 2006, $36.3 million in 2007 and a total of $184.0 million thereafter. Amounts in 2003 and 2004 include amortization of order backlog.

In January 2003, we acquired the assets of a photography business for $5.0 million in cash. The purchase price allocation was $0.4 million to net tangible assets, $3.2 million to amortizable intangible assets and $1.4 million to goodwill. In September 2003, we acquired the assets of a printing business for $10.9 million in cash. The purchase price has preliminarily been allocated to goodwill.

Acquisitions are accounted for as purchases and, accordingly, have been included in our consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained. Pro forma results of operations have not been presented since the effect of these acquisitions on our financial position and results of operations is not material.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Jostens, Inc. and Subsidiaries

9.    Redeemable Preferred Stock

In accordance with the adoption of SFAS 150, our redeemable preferred stock has been reclassified to the liabilities section of our Condensed Consolidated Balance Sheet. The amount recorded at September 27, 2003 includes a discount of $18.2 million. Liquidation preference of our redeemable preferred stock as of September 27, 2003, September 28, 2002 and December 28, 2002 was $93.5 million, $81.5 million and $84.4 million, respectively. We have 4,000 shares of preferred stock, $.01 par value, authorized. We had 94, 81 and 84 shares outstanding in the form of redeemable preferred stock as of September 27, 2003, September 28, 2002 and December 28, 2002, respectively.

10.    Financing Arrangements

Long-term debt consists of the following:

In thousands	September 27, 2003	September 28, 2002	December 28, 2002
Borrowings under senior secured credit facility:
Term Loan A, variable rate, 3.61 percent at September 27, 2003, with semi-annual principal and interest payments through July 2010	$478,705	$—	$—
Term Loan A, variable rate, 4.06 percent at September 28, 2002 and 3.65 percent at December 28, 2002, paid in full July 2003	—	94,852	58,602
Term Loan C, variable rate, 4.56 percent at September 28, 2002 and 4.15 percent at December 28, 2002, paid in full July 2003	—	330,000	320,669
Senior subordinated notes, 12.75 percent fixed rate, including premium of $23,462 at September 27, 2003, net of discount of $16,659 at September 28, 2002 and $16,343 at December 28, 2002, with semi-annual interest payments of $13.6 million, principal due and payable at maturity—May 2010	237,447	200,841	201,157

	716,152	625,693	580,428
Less current portion	11,968	22,120	17,094

	$704,184	$603,573	$563,334

In connection with the Merger, we refinanced our senior secured credit facility through the establishment of new senior secured credit facilities (the “credit facilities”), which consist of: (i) a $475.0 million term loan; (ii) a $150.0 million revolving credit facility; and (iii) $3.7 million drawn under an incremental $50.0 million change of control term loan, which was subsequently consolidated into the term loan. The proceeds of the change of control term loan were used solely to fund certain change of control payments due to holders of our 12.75% senior subordinated notes due 2010 (the “notes”) who elected to tender their notes pursuant to the notes change of control offer that we commenced on July 30, 2003 (the “Notes Offer”). A $270.0 million bridge term loan was also available to us solely for the purpose of financing certain change of control payments due to holders of the notes and to holders of the preferred stock who elected to tender their preferred stock pursuant to the preferred stock change of control offer that we commenced on July 30, 2003 (the “Preferred Stock Offer”). Commitments for the amounts not borrowed in respect of the $50.0 million change of control term loan and the $270.0 million bridge term loan terminated following the consummation of the Notes Offer and the Preferred Stock Offer and are not available for our future use. Substantially all of the assets of our operations were used to secure the credit facilities.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Jostens, Inc. and Subsidiaries

The term loan bears a variable interest rate based upon either the London Interbank Offered Rate (LIBOR) or an “alternative base rate”, which is based upon the greater of the federal funds effective rate plus 0.5% or the prime rate, plus a fixed margin. Future mandatory principal payment obligations under the term loan are due semi-annually beginning on July 2, 2004 at an amount equal to 2.5% of the term loan. Thereafter, semi-annual principal payments gradually increase to an amount equal to 7.5% of the term loan through July 2009, with two final principal payments due in December 2009 and July 2010, each equal to 25.0% of the term loan.

Under the $150.0 million revolving credit facility, we may borrow funds and elect to pay interest under either LIBOR or the “alternative base rate” plus applicable margins. The revolving credit facility contains a sub-facility that allows our Canadian subsidiary to borrow funds not to exceed $20.0 million of the total $150.0 million facility. The revolving credit facility expires on July 29, 2008. As of September 27, 2003, there was $77.1 million outstanding in the form of short-term borrowings, including $13.9 million at our Canadian subsidiary, at a weighted average interest rate of 4.77% and an additional $12.0 million outstanding in the form of letters of credit, leaving $60.9 million available under this facility.

The credit facilities require that we meet certain financial covenants, ratios and tests, including a maximum leverage ratio, a maximum senior leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the credit facilities, including letter of credit fees, agency fees and commitment fees on the average daily unused portion of the revolving credit facility. The credit facilities and the senior subordinated notes contain certain cross-default provisions whereby a violation of a covenant under one debt obligation would, consequently, violate covenants under the other debt obligation. As of September 27, 2003, we were in compliance with all covenants.

Also during the period from July 30, 2003 to September 27, 2003, we purchased $3.5 million principal amount of our senior subordinated notes pursuant to the Notes Offer and recognized a loss of $0.1 million.

As of September 27, 2003, September 28, 2002 and December 28, 2002, the fair value of our debt, excluding the senior subordinated notes, approximated its carrying value. The fair value of the senior subordinated notes as of September 27, 2003, September 28, 2002 and December 28, 2002 was $248.2 million, $241.4 million and $242.2 million, respectively, based on the quoted market price.

11.    Commitments

We are subject to market risk associated with changes in the price of gold. To mitigate our commodity price risk, we enter into forward contracts to purchase gold based upon the estimated ounces needed to satisfy projected customer requirements. Our purchase commitment at September 27, 2003 was $6.1 million with delivery dates occurring throughout 2003. These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair market value of our open gold forward contracts as of September 27, 2003 was $7.2 million and was calculated by valuing each contract at quoted futures prices.

12.    Discontinued Operations

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

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Jostens, Inc. and Subsidiaries

	Initial charge	Prior accrual	Net adjustments in 2002	Utilization		Balance September 27, 2003
In thousands				2002	2003
Employee separation benefits and other related costs	$6,164	$—	$(523)	$(5,109)	$(156)	$376
Phase-out costs of exiting the Recognition business	4,255	—	(1,365)	(2,591)	(79)	220
Salesperson transition benefits	2,855	1,236	(191)	(767)	(927)	2,206
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—	—

	$16,292	$2,670	$(2,307)	$(12,691)	$(1,162)	$2,802

Separation benefits will continue to be paid out over the benefit period through mid 2004 as specified under our severance plan and transition benefits will continue to be paid throughout 2004.

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

MERGER

On June 17, 2003, we entered into a merger agreement with Jostens Holding Corp. (formerly known as Ring Holding Corp.) and Ring Acquisition Corp., an entity organized for the sole purpose of effecting a merger on behalf of DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”), each of which is affiliated with CSFB Private Equity. On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens, Inc. with Jostens, Inc. becoming the surviving company and an indirect subsidiary of Jostens Holding Corp. (the “Merger”). As a result of the Merger, the DLJMB Funds and certain co-investors beneficially own 99% of our outstanding voting securities and certain members of our senior management and directors own the remaining 1%.

As a result of the Merger, we received $417.9 million of proceeds from a capital contribution by Jostens IH Corp. (“JIHC”), which was established for purposes of the Merger. We used the proceeds from the capital contribution along with incremental borrowings under our senior secured credit facilities to repurchase all previously outstanding common stock and warrants. We paid $471.0 million to holders of common stock and warrants representing a cash payment of $48.25 per share. In addition, we paid approximately $41.0 million of fees and expenses associated with the Merger including $12.6 million of compensation expense representing the excess of the fair market value over the exercise price of outstanding stock options, $12.6 million of capitalized merger costs and $15.8 million of expensed costs consisting primarily of investment banking, legal and accounting fees. We also recognized $2.6 million of transaction costs as a result of writing off certain prepaid management fees having no future value.

Also in connection with the Merger, we refinanced our senior secured credit facility through the establishment of new senior secured credit facilities. We received $475.0 million in borrowings under the new facilities and repaid $371.1 million of outstanding indebtedness under the old credit facility. In addition, we incurred transaction fees and related costs of $20.2 million associated with the new credit facilities, which have been capitalized and are being amortized as interest expense over the lives of the facilities. We also wrote off the unamortized balance of $13.9 million relating to deferred financing costs associated with the old credit facility.

Merger Accounting

Beginning on July 29, 2003, Jostens, Inc. and JIHC, a subsidiary of Jostens Holding Corp., accounted for the Merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations,” which results in a new valuation for the assets and liabilities of JIHC and its subsidiaries based upon the fair values as of the date of the Merger. As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances,” we have reflected all applicable purchase accounting adjustments recorded by JIHC in our consolidated financial statements for all SEC filings covering periods subsequent to the Merger (“Push Down Accounting”). Push Down Accounting requires us to establish a new basis for our assets and liabilities based on the amount paid for ownership at July 29, 2003. Accordingly, JIHC’s ownership basis is reflected in our consolidated financial statements beginning upon completion of the Merger. In order to apply Push Down Accounting, JIHC’s purchase price of $471.0 million was allocated to the assets and liabilities based on their relative fair values and $417.9 million was reflected in shareholders’ equity of Jostens, Inc. as the value of JIHC’s ownership upon completion of the Merger. Immediately prior to the merger, shareholders’ equity of Jostens, Inc. was a deficit of approximately $578.7 million.

As of July 29, 2003, we have preliminarily allocated the excess purchase price over the book value of net assets acquired in the Merger as follows:

In thousands
Inventories	$37,747
Property and equipment	43,049
Intangible assets	660,700
Goodwill	662,832
Long-term debt	(39,912)
Deferred income taxes	(261,406)
Pension and post retirement healthcare benefits	(40,633)

$1,062,377

We have estimated the fair value of our assets and liabilities, including intangible assets and property and equipment, as of the Merger date, utilizing information available at the time that our unaudited consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained. We are in the process of completing outside third party appraisals of our intangible assets, property and equipment and redeemable preferred stock. We also recognized the funding status of our pension and post retirement healthcare benefit plans as of July 29, 2003 and updated the calculation of our post-Merger expense.

As a result of the Merger, we have reflected pre-Merger periods from June 29, 2003 to July 29, 2003 and from December 29, 2002 to July 29, 2003 and a post-Merger period from July 30, 2003 to September 27, 2003 in our condensed consolidated financial statements for fiscal 2003.

During the post-Merger period from July 30, 2003 to September 27, 2003, we recognized the following items in our Condensed Consolidated Statement of Operations: (a) $29.1 million of excess purchase price allocated to inventory as cost of products sold; (b) $8.8 million of additional amortization expense of intangible assets including $2.0 million in cost of products sold and $6.8 million in selling and administrative expenses; and (c) $0.9 million of lower interest expense from the amortization of a premium allocated to long-term debt, all as compared to our historical basis of accounting prior to the Merger.

RESULTS OF OPERATIONS

Our condensed consolidated financial statements for the pre-Merger period ended July 29, 2003, were prepared using our historical basis of accounting. As a result of our transaction on July 29, 2003, we were required to make the purchase accounting adjustments discussed above under “MERGER—Merger Accounting.” Although a new basis of accounting began on July 29, 2003, we have presented results for the three and nine-month periods ended September 27, 2003 on a combined basis as we believe this presentation facilitates the comparison of our results with the corresponding periods in 2002. In addition, we have adjusted our combined operating results for the periods ended September 27, 2003 for the impact of purchase accounting as we believe this further enhances comparability to the corresponding periods in 2002.

The foregoing information may contain financial measures other than in accordance with generally accepted accounting principles, and should not be considered in isolation from or as a substitute for our historical condensed consolidated financial statements. In addition, the adjusted combined operating results may not reflect the actual results we would have achieved absent the adjustments and may not be predictive of future results of operations. We present this information because we use it to monitor and evaluate our ongoing operating results and trends, and believe it provides investors an understanding of our operating performance over comparative periods.

In the text below, financial statement amounts have been rounded and the percentage changes are based on the financial statements.

Three Months Ended September 27, 2003 Compared to the Three Months Ended September 28, 2002

The following table sets forth selected information from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

Dollars in thousands	Post-Merger July 30, 2003– September 27, 2003	Pre-Merger June 29, 2003– July 29, 2003	Combined Three Months Ended September 27, 2003	Adjusted Combined Three Months Ended September 27, 2003		Pre-Merger Three Months Ended September 28, 2002	$ Change	% Change

Net sales	$86,163	$7,598	$93,761	$93,761		$96,869	$(3,108)	(3.2%	)
% of net sales	100.0%	100.0%	100.0%	100.0%		100.0%
Cost of products sold	73,492	6,844	80,336	49,189 [1]		49,486	(297)	(0.6%	)
% of net sales	53.3%	90.1%	85.7%	52.5%		51.1%

Gross profit	12,671	754	13,425	44,572		47,383	(2,811)	(5.9%	)
% of net sales	14.7%	9.9%	14.3%	47.5%		48.9%
Selling and administrative expenses	46,797	16,383	63,180	56,385 [2]		59,334	(2,949)	(5.0%	)
% of net sales	54.3%	215.6%	67.4%	60.1%		61.3%
Loss on redemption of debt	99	13,878	13,977	13,977		1,765	12,212	691.9%
% of net sales	0.1%	182.7%	14.9%	14.9%		1.8%
Transaction costs	—	30,960	30,960	30,960		—	30,960	NM
% of net sales	0.0%	407.5%	33.0%	33.0%		0.0%

Operating loss	(34,225)	(60,467)	(94,692)	(56,750)		(13,716)	(43,034)	(313.8%	)
% of net sales	–39.7%	–795.8%	–101.0%	–60.5%		–14.2%
Net interest expense	9,841	4,971	14,812	15,711 [3]		16,124	(413)	(2.6%	)
% of net sales	11.4%	65.4%	15.8%	16.8%		16.6%

Loss from continuing operations before income taxes	(44,066)	(65,438)	(109,504)	(72,461)		(29,840)	(42,621)	(142.8%	)
% of net sales	–51.1%	–861.3%	–116.8%	–77.3%		–30.8%
Benefit from income taxes	(15,423)	(23,384)	(38,807)	(24,157	) [4]	(12,359)	(11,798)	(95.5%	)
% of net sales	–17.9%	–307.8%	–41.4%	–25.8%		–12.8%

Loss from continuing operations	(28,643)	(42,054)	(70,697)	(48,304)		(17,481)	(30,823)	(176.3%	)
% of net sales	–33.2%	–553.5%	–75.4%	–51.5%		–18.0%
Cumulative effect of accounting change, net of tax	—	4,585	4,585	4,585		—	(29,415)	NM
% of net sales	0.0%	60.3%	4.9%	4.9%		0.0%

Net Loss	$(28,643)	$(37,469)	$(66,112)	$(43,719)		$(17,481)	$(26,238)	(150.1%	)

% of net sales	–33.2%	–493.1%	–70.5%	–46.6%		–18.0%

NM = percentage not meaningful

[1]	Adjusted to reverse $29.1 million of excess purchase price allocated to inventory and $2.0 million of amortization expense for excess purchase price allocated to an intangible asset for order backlog, both items reflected as charges to cost of products sold in the post-Merger period.

[2]	Adjusted to reverse $6.8 million of amortization expenses for excess purchase price allocated to various intangible assets reflected as a charge to selling and administrative expenses in the post-Merger period.

[3]	Adjusted to reverse $0.9 million of excess purchase price allocated to a premium on the senior subordinated notes reflected as a reduction to interest expense in the post-Merger period.

[4]	Reflects reversal of $14.7 million of income tax benefit on the adjusted items above.

We experience seasonality that corresponds to the North American school year. As a result, our third quarter normally reflects modest sales, which contribute to exaggerated fluctuations in operating activities.

Net Sales

Net sales decreased $3.1 million, or 3.2%, to $93.8 million for the three months ended September 27, 2003 from $96.9 million for the same period last year. The decrease in net sales resulted from volume/mix decreases averaging approximately 5.8% offset by price increases yielding an aggregate effect of approximately 2.6%. The fluctuation attributable to price increases is net of the effect of a shift in jewelry product mix toward non-precious metals with lower price points. The decrease in volume/mix primarily represents fluctuation in the timing of shipments between the second and third quarterly periods compared to last year.

Gross Profit

During the post-Merger period, we reflected $29.1 million of excess purchase price allocated to inventory and $2.0 million of amortization expense for excess purchase price allocated to an intangible asset for order backlog as charges to cost of products sold. Excluding the impact of purchase accounting, gross profit decreased $2.8 million, or 5.9%, to $44.6 million for the three months ended September 27, 2003 from $47.4 million for the same prior year period. As a percentage of net sales, gross profit margin decreased 1.4 percentage points to 47.5% for the current three-month period from 48.9% for the same period last year mainly due to less absorption of fixed overhead costs as a result of the lower sales volume.

Selling and Administrative Expenses

During the post-Merger period, we reflected $6.8 million of amortization expense for excess purchase price allocated to intangible assets as a charge to selling and administrative expenses. Excluding the impact of purchase accounting, selling and administrative expenses decreased $2.9 million, or 5.0%, to $56.4 million for the three months ended September 27, 2003 from $59.3 million for the same prior year period. As a percentage of net sales, selling and administrative expenses decreased 1.2 percentage points to 60.1% for the current three-month period from 61.3% for the same period last year. The $2.9 million decrease can be attributed to lower commission expense as a result of the decrease in net sales for the quarter and lower general and administrative expense compared to last year.

Loss on Redemption of Debt

As a result of refinancing our senior secured credit facility, we recognized a loss of $13.9 million consisting of unamortized deferred financing costs. Also during the quarter ended September 27, 2003, we purchased $3.5 million principal amount of our 12.75% senior subordinated notes due May 2010 (the “notes”) pursuant to the notes change of control offer commenced on July 30, 2003 and recognized an additional loss of $0.1 million. In the comparable prior year period, we voluntarily redeemed $7.5 million principal amount of the notes and recognized a loss of $1.8 million.

Transaction Costs

We incurred $31.0 million of transaction expenses in connection with the Merger consisting primarily of investment banking fees, legal and accounting fees, compensation expense related to stock option payments and a charge to write off prepaid management fees.

Operating Loss

Excluding the impact of purchase accounting, the loss on redemption of debt and the transactions costs incurred in connection with the Merger, operating loss decreased $0.1 million to $11.8 million for the three months ended September 27, 2003 from $11.9 million for the same prior year period. Our reduced profitability associated with a slightly lower sales volume was more than offset by lower spending on selling and administrative expenses.

(Benefit From) Provision for Income Taxes

Excluding the impact of purchase accounting, our effective rate of tax benefit was 33.3% for the three months ended September 27, 2003 compared to a rate of tax expense of 41.4% for the same period last year. The benefit from income taxes reflects the impact of non-deductible transaction related costs of approximately $9.0 million and nondeductible interest expense of $2.6 million. Our effective rate of tax benefit for the post-Merger period of fiscal 2003 is 35.0%. The rate of benefit is less than our historical effective income tax rate due primarily to the unfavorable impact of non-deductible interest expense attributable to the adoption of SFAS 150 combined with our anticipated loss position for the period.

Cumulative Effect of Accounting Change

We recognized a cumulative effect of an accounting change upon adoption of SFAS 150 on June 29, 2003. We assessed the value of our redeemable preferred stock at the present value of the settlement obligation using the rate implicit at inception of the obligation, resulting in an adjustment of $4.6 million. We did not provide any tax provision in connection with the adoption of SFAS 150 because payment of the related preferred dividend and the discount amortization are not tax deductible.

Net Loss

Excluding the impact of purchase accounting, net loss increased $26.2 million, or 150.1%, to $43.7 million for the three months ended September 27, 2003 from $17.5 million for the same prior year period. In summary, our results for the three-month period were negatively impacted by slightly lower sales, but mostly as a result of transaction fees and related costs incurred in connection with the Merger and refinancing. Our results were favorably impacted by lower spending on selling and administrative activities and the cumulative effect of adopting SFAS 150.

Nine Months Ended September 27, 2003 Compared to the Nine Months Ended September 28, 2002

The following table sets forth selected information from our Condensed Consolidated Statements of Operations expressed as a percentage of net sales.

Dollars in thousands	Post-Merger July 30, 2003- September 27, 2003	Pre-Merger December 29, 2002- July 29, 2003	Combined Nine Months Ended September 27, 2003	Adjusted Combined Nine Months Ended September 27, 2003	Pre-Merger Nine Months Ended September 28, 2002	$ Change	% Change

Net sales	$86,163	$504,058	$590,221	$590,221	$571,912	$18,309	3.2%
% of net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of products sold	73,492	218,594	292,086	260,939 [1]	248,639	12,300	4.9%
% of net sales	85.3%	43.4%	49.5%	44.2%	43.5%

Gross profit	12,671	285,464	298,135	329,282	323,273	6,009	1.9%
% of net sales	14.7%	56.6%	50.5%	55.8%	56.5%
Selling and administrative expenses	46,797	196,430	243,227	236,432 [2]	226,825	9,607	4.2%
% of net sales	54.3%	39.0%	41.2%	40.1%	39.7%
Loss on redemption of debt	99	13,878	13,977	13,977	1,765	12,212	691.9%
% of net sales	0.1%	2.8%	2.4%	2.4%	0.3%
Transaction costs	—	30,960	30,960	30,960	—	30,960	NM
% of net sales	0.0%	6.1%	5.2%	5.2%	0.0%

Operating (loss) income	(34,225)	44,196	9,971	47,913	94,683	(46,770)	(49.4%	)
% of net sales	-39.7%	8.8%	1.7%	8.1%	16.6%
Net interest expense	9,841	32,446	42,287	43,186 [3]	50,830	(7,644)	(15.0%	)
% of net sales	11.4%	6.4%	7.2%	7.3%	8.9%

(Loss) income from continuing operations before income taxes	(44,066)	11,750	(32,316)	4,727	43,853	(39,126)	(89.2%	)
% of net sales	-51.1%	2.3%	-5.5%	0.8%	7.7%
(Benefit from) provision for income taxes	(15,423)	8,695	(6,728)	7,922 [4]	18,225	(10,303)	(56.5%	)
% of net sales	-17.9%	1.7%	-1.1%	1.3%	3.2%

(Loss) income from continuing operations	(28,643)	3,055	(25,588)	(3,195)	25,628	(28,823)	(112.5%	)
% of net sales	-33.2%	0.6%	-4.3%	-0.5%	4.5%
Discontinued operations, net of tax	—	—	—	—	940	(940)	NM
% of net sales	0.0%	0.0%	0.0%	0.0%	0.2%
Cumulative effect of accounting change, net of tax	—	4,585	4,585	4,585	—	4,585	NM
% of net sales	0.0%	0.9%	0.8%	0.8%	0.0%

Net (loss) income	$(28,643)	$7,640	$(21,003)	$1,390	$26,568	$(25,178)	(94.8%	)

% of net sales	-33.2%	1.5%	-3.6%	0.2%	4.6%

NM = percentage not meaningful

[1]	Adjusted to reverse $29.1 million of excess purchase price allocated to inventory and $2.0 million of amortization expense for excess purchase price allocated to an intangible asset for order backlog, both items reflected as charges to cost of products sold in the post-Merger period.

[2]	Adjusted to reverse $6.8 million of amortization expenses for excess purchase price allocated to various intangible assets reflected as a charge to selling and administrative expenses in the post-Merger period.

[3]	Adjusted to reverse $0.9 million of excess purchase price allocated to a premium on the senior subordinated notes reflected as a reduction to interest expense in the post-Merger period.

[4]	Reflects reversal of $14.7 million of income tax benefit on the adjusted items above.

Net Sales

Net sales increased $18.3 million, or 3.2%, to $590.2 million for the nine months ended September 27, 2003 from $571.9 million for the same period last year. The increase in net sales resulted from price increases yielding an aggregate effect of approximately 2.0% and volume/mix increases averaging approximately 1.2%. The fluctuation attributable to price increases is net of the effect of a shift in jewelry product mix toward non-precious metals with lower price points. Specific factors contributing to the increase in volume/mix include:

•	net account growth across most of our product lines;
•	an increase in the number of individual orders for graduation products and higher average purchases per school;
•	higher average order size in printing due to an increase in the number of color pages per yearbook;
•	volume associated with our acquisition of a photography business; and
•	a favorable currency fluctuation for our Canadian operations.

These increases were partially offset by lower commercial printing volume and slightly lower same school buy rates for high school class rings compared to last year.

Gross Profit

During the post-Merger period, we reflected $29.1 million of excess purchase price allocated to inventory and $2.0 million of amortization expense for excess purchase price allocated to an intangible asset for order backlog as charges to cost of products sold. Excluding the impact of purchase accounting, gross profit increased $6.0 million, or 1.9%, to $329.3 million for the nine months ended September 27, 2003 from $323.3 million for the same prior year period. As a percentage of net sales, gross profit margin decreased 0.7 percentage points to 55.8% for the current nine-month period from 56.5% for the same period last year.

This decrease in gross profit margin is primarily due to additional production costs and production inefficiencies incurred to address the difficulties encountered with the ERP system implementation, which we estimate range between $3.0 and $4.0 million. Furthermore, gross profit results were negatively impacted by increased gold prices compared to last year and a shift in jewelry product mix toward less profitable non-precious metals. Gross profit results were positively impacted by general price increases across all product lines and a favorable sales mix of our printing products resulting from increased higher margin yearbook volume relative to lower margin commercial printing volume.

Selling and Administrative Expenses

During the post-Merger period, we reflected $6.8 million of amortization expense for excess purchase price allocated to intangible assets as a charge to selling and administrative expenses. Excluding the impact of purchase accounting, selling and administrative expenses increased $9.6 million, or 4.2%, to $236.4 million for the nine months ended September 27, 2003 from $226.8 million for the same prior year period. As a percentage of net sales, selling and administrative expenses increased 0.4 percentage points to 40.1% for the current nine-month period from 39.7% for the same period last year.

The $9.6 million increase is primarily due to the following:

•	higher commission expense as a result of increased sales;
•	additional investment in our customer service and support functions;
•	higher spending on information systems and customer service support to address the difficulties encountered with the ERP system implementation, which we estimate range between $3.0 and $4.0 million; and
•	a combination of severance costs, a legal settlement and acquisition related expenses, which we estimate range between $1.0 and $2.0 million.

These increases were partially offset by lower general and administrative expense compared to last year.

Loss on Redemption of Debt

As a result of refinancing our senior secured credit facility, we recognized a loss of $13.9 million consisting of unamortized deferred financing costs. Also during the quarter ended September 27, 2003, we purchased $3.5 million principal amount of our notes pursuant to the notes change of control offer commenced on July 30, 2003 and recognized an additional loss of $0.1 million. In the comparable prior year period, we voluntarily redeemed $7.5 million principal amount of the notes and recognized a loss of $1.8 million.

Transaction Costs

We incurred $31.0 million of transaction expenses in connection with the Merger consisting primarily of investment banking fees, legal and accounting fees, compensation expense related to stock option payments and a charge to write off prepaid management fees.

Net Interest Expense

Net interest expense decreased $7.6 million, or 15.0%, to $43.2 million for the nine months ended September 27, 2003 as compared to $50.8 million for the nine months ended September 28, 2002. The decrease was due to a lower average outstanding debt balance and lower average interest rates offset by the inclusion of $2.6 million of interest expense associated with the redeemable preferred stock in the current year.

Operating Income

Excluding the impact of purchase accounting, the loss on redemption of debt and the transactions costs incurred in connection with the Merger, operating income decreased $3.6 million to $92.9 million for the nine months ended September 27, 2003 from $96.5 million for the same prior year period. Higher spending on selling and administrative expenses more than offset the effects of improved net sales.

(Benefit From) Provision for Income Taxes

Excluding the impact of purchase accounting, our effective tax rate was 167.6% for the nine months ended September 27, 2003 compared to 41.6% for the same period last year. The increase reflects the impact of non-deductible transaction related costs of approximately $9.0 million and nondeductible interest expense of $2.6 million. Our effective rate of tax benefit for the post-Merger period of fiscal 2003 is 35.0%. The rate of benefit is less than our historical effective income tax rate due primarily to the unfavorable impact of non-deductible interest expense attributable to the adoption of SFAS 150 combined with our anticipated loss position for the period.

Cumulative Effect of Accounting Change

We recognized a cumulative effect of an accounting change upon adoption of SFAS 150 on June 29, 2003. We assessed the value of our redeemable preferred stock at the present value of the settlement obligation using the rate implicit at inception of the obligation, resulting in an adjustment of $4.6 million. We did not provide any tax provision in connection with the adoption of SFAS 150 because payment of the related preferred dividend and the discount amortization are not tax deductible.

Net Income/Loss

Excluding the impact of purchase accounting, net income decreased $25.2 million, or 94.8%, to $1.4 million for the nine months ended September 27, 2003 from $26.6 million for the same prior year period. In summary, our results for the nine-month period were negatively impacted by higher spending on selling and administrative expenses and transaction fees and related costs incurred in connection with the Merger and refinancing. Our results were favorably impacted by increased net sales, lower net interest expense and the cumulative effect of adopting SFAS 150.

LIQUIDITY AND CAPITAL RESOURCES

Our primary cash needs are for debt service obligations, capital expenditures, working capital and general corporate purposes. As of September 27, 2003, we had cash and cash equivalents of $6.6 million.

During our third quarter, we typically spend a considerable amount of time on non-revenue generating activities in preparation for the upcoming school year. As a result, our third quarter normally reflects modest sales and significant usage of cash.

Operating Activities

Operating activities used cash of $55.8 million during the nine months ended September 27, 2003 compared to $35.0 million for the same prior year period. The decline in operating cash flow was primarily due to $31.0 million of transaction related expenses.

Investing Activities

Investing activities used cash of $32.3 million during the nine months ended September 27, 2003 compared to $17.3 million for the same prior year period. In January 2003, we acquired the assets of a photography business for $5.0 million in cash and in September 2003, we acquired the assets of a printing business for $10.9 million in cash. The operating results of these acquisitions are included in our consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented since the effect of these acquisitions on our financial position and results of operations is not material.

Capital expenditures for the nine months ended September 27, 2003 were $15.7 million compared to $16.8 million for the same period last year. The decrease is due to the timing of spending on several items compared to last year including information systems, expansion of our color printing capacity and replacement projects.

Financing Activities

Financing activities provided cash of $83.5 million during the nine months ended September 27, 2003 compared to $29.1 million for the same prior year period. As a result of the Merger, we received $417.9 million of proceeds from a capital contribution by JIHC. We used the proceeds from the capital contribution along with incremental borrowings under our senior secured credit facilities to repurchase all previously outstanding common stock and warrants. We paid $471.0 million to holders of common stock and warrants representing $48.25 per share. In addition, we incurred $12.6 million of capitalized merger costs.

Also in connection with the Merger, we received $475.0 million of borrowings under our new senior secured credit facilities and repaid $371.1 million of outstanding indebtedness under the former credit facility. In addition, we incurred transaction fees and related costs of $20.2 million associated with the new credit facilities, which have been capitalized and are being amortized as interest expense over the lives of the facilities.

Also during the quarter ended September 27, 2003, we purchased $3.5 million principal amount of our notes pursuant to the notes change of control offer commenced on July 30, 2003 for $3.6 million and other non-cash costs.

As of September 27, 2003, there was $77.1 million outstanding in the form of short-term borrowings, including $13.9 million at our Canadian subsidiary, at a weighted average interest rate of 4.77% and an additional $12.0 million outstanding in the form of letters of credit, leaving $60.9 million available under our revolving credit facility.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposures to market risk during the quarter ended September 27, 2003. For additional information, refer to Item 7A of our 2002 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, under the supervision of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures that are designed to ensure that information that is required to be disclosed in our quarterly report is recorded, processed and summarized within time periods specified in the Securities and Exchange Commission’s rules and regulations and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that these disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to Jostens required to be included in our periodic reports filed under the Securities Exchange Act of 1934, as amended.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the special meeting of shareholders held on July 8, 2003, Jostens, Inc. shareholders voted on the following item:

1.	Approval of the merger and of the Merger Agreement between Ring Holding Corp., Ring Acquisition Corp. and Jostens, Inc.

Represented at the special meeting were 1,885,054 shares, or 66.72%, of the outstanding voting Common Stock. Votes were cast for approval of the merger and the Merger Agreement as follows:

Votes For	1,885,054
Votes Against	None
Abstentations	None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger by and among Ring Holding Corp., Ring Acquisition Corp. and Jostens, Inc., dated as of June 17, 2003, incorporated by reference to our Report on Form 8-K filed on June 30, 2003.

3.1	Form of Amended and Restated Articles of Incorporation of Jostens, Inc.

10.1	Credit Agreement, dated as of July 29, 2003 by and among Ring Acquisition Corp. and Jostens Canada Ltd. as borrowers, Jostens IH Corp. as guarantor, the Lenders party thereto, Credit Suisse First Boston Toronto Branch as Canadian Administrative Agent, and Credit Suisse First Boston as Administrative Agent.

10.2	Stockholders’ Agreement, dated as of July 29, 2003, among Jostens Holding Corp. and the stockholders party thereto.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K during the quarter ended September 27, 2003

A Form 8-K was filed on July 8, 2003, announcing that our shareholders had approved the pending merger agreement under which DLJ Merchant Banking Partners III, L.P., an affiliate of CSFB Private Equity, would acquire Jostens, Inc. from Investcorp International, Inc.

A Form 8-K was filed on July 29, 2003 announcing the consummation of the merger and resulting change in control of Jostens, Inc.

A Form 8-K was filed on August 7, 2003, furnishing our press release reporting results for the three and six months ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JOSTENS, INC.

Date: November 11, 2003	/s/ Robert C. Buhrmaster
Robert C. Buhrmaster
Chairman of the Board and Chief Executive Officer

Date: November 11, 2003	/s/ John L. Larsen
John L. Larsen
Sr. Vice President of Operations and principal financial officer