Form 10-K
period 2004-01-03
JOSTENS INC
filed 2004-04-01
CIK 54050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-5064

Jostens, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0343440
(State or other jurisdiction of incorporation or organization	(I.R.S. employer identification number)
5501 American Boulevard West Minneapolis, Minnesota	55437
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number:  (952) 830-3300

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐      No ☒

The aggregate market value of voting and non-voting stock held by nonaffiliates of the Registrant on June 28, 2003:  Not applicable.

Number of shares of Common Stock outstanding as of March 31, 2004:  1,000.

Documents incorporated by reference:  None

Jostens, Inc. and Subsidiaries
Annual Report on Form 10-K
For the Year Ended January 3, 2004

Unless otherwise indicated, all references to “Jostens,” “we,” “our,” “us” or the “Company” refer to Jostens, Inc. and its subsidiaries.

PART I

ITEM 1.   BUSINESS

General

We are a leading provider of school-related affinity products and services in three major product categories: yearbooks, class rings and graduation products, which includes diplomas, graduation regalia, such as caps and gowns, accessories and fine paper announcements. We also are a leading provider of school photography products and services in Canada and have a small but growing presence in the United States. We have a 107-year history of providing quality products, which has enabled us to develop long-standing relationships with school administrators throughout the country.

Merger

On June 17, 2003, we entered into a merger agreement with Jostens Holding Corp. (formerly known as Ring Holding Corp.) and Ring Acquisition Corp., an entity organized for the sole purpose of effecting a merger on behalf of DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”). On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens, Inc., with Jostens, Inc. becoming the surviving company and an indirect subsidiary of Jostens Holding Corp. (the “merger”). As a result of the merger, the DLJMB Funds and certain co-investors beneficially own 99% of our outstanding voting securities and certain members of our senior management and directors own the remaining 1%.

In connection with the merger, we received $417.9 million of proceeds from a capital contribution by Jostens IH Corp. (“JIHC”), which was established for purposes of the merger. We used the proceeds from the capital contribution, along with incremental borrowings under our new senior secured credit facility, to repurchase all previously outstanding common stock and warrants. We paid $471.0 million to holders of common stock and warrants representing a cash payment of $48.25 per share.

As a result of the merger, in accordance with Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, we have reflected a pre-merger period from December 29, 2002 to July 29, 2003 and a post-merger period from July 30, 2003 to January 3, 2004 in our consolidated financial statements for fiscal 2003. Our consolidated financial statements for the pre-merger period from December 29, 2002 through July 29, 2003, were prepared using our historical basis of accounting. As a result of the transaction on July 29, 2003, we applied purchase accounting. Although a new basis of accounting began on July 29, 2003, we have presented results for the fiscal year ended January 3, 2004 on a combined basis in the following discussion as we believe this presentation facilitates the comparison of our results with the corresponding periods for fiscal years 2002 and 2001.

For further information on the merger and the related accounting treatment see ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Principal Products

Although we market our products primarily through independent sales representatives, we also market certain of our products through a direct employee-based sales organization. We offer our products predominantly to North American high school and college students. Approximately 94% of our combined 2003 net sales and 95% of both our 2002 and 2001 net sales were in the U.S. market. Additional information is set forth below in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements.

Yearbooks:   We manufacture and sell yearbooks to students in U.S. high schools, middle schools, colleges and universities. We earn the majority of our revenues from high school accounts, although a small commercial printing business is also included in this product line. Our independent sales representatives and technical support employees based in our five printing facilities assist students and faculty advisers with the planning, editing and layout of yearbooks. With a new class of students each year and periodic faculty advisor turnover, our independent sales representatives and customer service employees are the main point of continuity for the yearbook production process on a year-to-year basis. Yearbooks contributed 41%, 42% and 41% of our net sales in the combined 2003 periods, 2002 and 2001, respectively.

Class Rings:   We design, manufacture and sell class rings to students in U.S. high schools, colleges and universities. Most schools have only one school-designated supplier who sells the school’s official class ring to students. Class rings are sold within the high schools, through college bookstores, other campus stores, retail jewelry stores and the Internet. We sell a significant portion of our class rings within schools, where our independent sales representatives, along with the support of customer service employees, coordinate ring design, promotion and ordering with the students. Our proprietary ring dies and tooling and our manufacturing expertise enable us to offer highly customized class rings. We also design, manufacture and sell championship rings for professional sports and commemorative rings for a variety of specialty markets. Rings contributed 26%, 27% and 28% of our net sales in the combined 2003 periods, 2002 and 2001, respectively.

Graduation Products:   We manufacture and sell graduation products to students and administrators in U.S. high schools, colleges and universities. We sell caps, gowns, diplomas and announcements, as well as graduation-related accessories, to students and administrators through the same independent sales representatives who sell class rings. We have a proven track record of providing timely delivery of a wide array of high quality graduation products. In recent years, our line of graduation products has been expanded to include such products as diploma plaques and personalization options for our regalia line. We maintain product-specific tooling as well as a library of school logos and mascots that can be used repeatedly for specific school accounts over time. Graduation products contributed 25%, 24% and 24% of our net sales in the combined 2003 periods, 2002 and 2001, respectively.

Photography:   We process and sell photography products and services to students in Canada and the United States. Through our network of sales representatives and independent dealers, we provide class and individual school pictures of high school, middle and elementary school students. We also provide high school senior portraits and photography for proms and other special events. In recent years, we have introduced a number of new digital photography products. In addition to our products designed for student purchasers, we provide photography products to school administrators, including office records photos, school composites, pictorial directories and identification cards. Photography contributed 8%, 7% and 7% of our net sales in the combined 2003 periods, 2002 and 2001, respectively.

Competition

We are one of four national competitors in the sale of yearbooks, class rings and/or graduation products along with Herff Jones, Inc., American Achievement Corporation and Walsworth Publishing Company. We believe that we are the largest of the national competitors in yearbooks, class rings and graduation products based on the number of schools served. Herff Jones, Inc. and American Achievement Corporation are the only other national manufacturers that sell each of these three product lines.

Yearbooks:   In the sale of yearbooks, we compete primarily with Herff Jones, Inc., American Achievement Corporation (which markets under the Taylor Publishing brand), Walsworth Publishing Company and Lifetouch, Inc. Each competes on the basis of service, on-time delivery, print quality, price and product offerings. Customization and personalization combined with technical assistance and customer service capabilities are important factors in yearbook production.

Class Rings:   Our competition in class rings consists primarily of two national firms, Herff Jones, Inc. and American Achievement Corporation (which markets the Balfour and ArtCarved brands). Herff Jones, Inc. distributes its products within schools, while American Achievement Corporation distributes its products through multiple distribution channels including schools, independent and chain jewelers and mass merchandisers. We distribute our products primarily within schools. Class rings sold through independent and chain jewelers and mass merchandisers are generally lower priced rings than class rings sold within schools. Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery.

Graduation Products:   In the sale of graduation products, we compete primarily with Herff Jones, Inc. and American Achievement Corporation as well as numerous local and regional competitors who offer products similar to ours. Each competes on the basis of service, on-time delivery, product quality, price and product offerings with particular importance given to establishing a proven track record of timely delivery of quality products.

Photography:   Our sales of school photography products and services are divided between Canada and the United States. In Canada, we compete with a variety of regional and local photographers. In the United States, our primary competitors are Lifetouch Inc. and Herff Jones, Inc. as well as regional and local photographers. Each competes on the basis of quality, price, on-time delivery and product offerings.

Seasonality

We experience seasonality concurrent with the North American school year, with nearly one half of full-year sales and approximately three fourths of full-year operating income typically occurring in the second quarter.

Raw Materials

The principal raw materials that we purchase are gold and other precious metals, paper products, and precious, semiprecious and synthetic stones. The cost of gold and precious, semiprecious and synthetic stones is affected by market volatility. To manage the risk associated with gold price changes, we enter into gold forward contracts based upon the estimated ounces needed to satisfy projected customer demand.

We purchase substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany whom we believe is also a supplier to our major class ring competitors in the United States. We believe that the loss of this supplier could adversely affect our business during the time period in which alternate sources would adapt their production capabilities to meet increased demand.

Matters pertaining to our market risks are set forth below in ITEM 7A, Quantitative and Qualitative Disclosures about Market Risk.

Backlog

Because of the nature of our business, all orders are generally filled within a few months from the time of placement. However, we typically obtain contracts in the second quarter of one year for student yearbooks to be delivered in the second and third quarters of the subsequent year. Often the total revenue pertaining to a yearbook order is not established at the time of the order because the content of the book is not final. Subject to the foregoing qualifications, we estimate the backlog of orders, primarily related to student yearbooks, was approximately $340.6 million, $324.0 million and $308.0 million as of the end of 2003, 2002 and 2001, respectively. We expect most of the 2003 backlog to be confirmed and filled in 2004.

Environmental

Matters pertaining to the environment are set forth below in ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

Given the seasonality of our business, we utilize a high percentage of cyclical employees to maximize efficiency and manage our costs. The total number of employees fluctuates throughout the year, with the number typically being highest in March and lowest in August.

We have two union organizations within our workforce. The Topeka Printing operation located in Kansas (which is a “right to work” state) has the Graphic Communication International Union Local 49C affiliated with the AFL/CIO. The Owatonna Jewelry Warranty and Refinery operation located in Minnesota (which is not a “right to work” state) has the International Association of Machinists and Aerospace Workers Union Local 1416 affiliated with the AFL/CIO.

As of the end of February 2004, we had approximately 6,300 employees, of which approximately 230 were members of the two aforementioned unions.

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

International Operations

Our foreign sales are derived primarily from operations in Canada. Local taxation, import duties, fluctuation in currency exchange rates and restrictions on exportation of currencies are among risks attendant to foreign operations, but these risks are not considered significant with respect to our business. Our margins on foreign sales are comparable to our margins on domestic sales.

Availability of Reports

We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission. Such reports can be obtained by contacting us at www.jostens.com or at Jostens, Inc., 5501 American Boulevard West, Minneapolis, Minnesota 55437. Our main phone number is (952) 830-3300.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report may contain “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events and generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. We base these forward-looking statements on assumptions that we believe are reasonable; however, these assumptions may prove incorrect and may be affected by known or unknown risks or uncertainties. As a result, actual results may vary materially from those set forth in our forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements.

These risks and uncertainties include the following: our ability to satisfy our debt obligations, including related covenants; the seasonality of our sales and operating income; our relationship with our independent sales representatives; the fluctuating prices of raw materials, primarily gold; our dependence on a key supplier for our precious, semiprecious and synthetic stones; our dependence on numerous complex information systems for operational and financial information; fashion, consumer preferences and demographic trends; the competitive environment; general economic conditions; litigation cases, if decided against us, that could adversely affect our financial results; and environmental regulations that could impose substantial costs upon us adversely affecting our financial results.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 2.   PROPERTIES

Our principal executive offices are owned and are located in Minneapolis, Minnesota. Our manufacturing facilities are located in Minnesota, Kansas, North Carolina, South Carolina, Tennessee, California, Pennsylvania, Texas, Massachusetts and Winnipeg, Manitoba. We own approximately 96%, or 1,219,000 square feet, of our total manufacturing space and lease the balance. We also lease 158,000 square feet of warehouse facilities. All owned domestic properties represent collateral under our senior secured credit facility.

We also maintain sales and administrative office space, primarily for our photography product line, in forty locations in nineteen states and three Canadian provinces. With the exception of one location, all of this space is leased.

In management’s opinion, all buildings, machinery and equipment are suitable for their purposes and are maintained on a basis consistent with sound operations. The extent of utilization of individual facilities varies significantly due to the seasonal nature of the business. We believe that we have sufficient space for our current operations and for foreseeable expansion in the next few years.

ITEM 3.   LEGAL PROCEEDINGS

Matters pertaining to legal proceedings are set forth below in ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and ITEM 8, Note 10 of the Notes to Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Currently, there is no established public trading market for our closely held common stock. Our ability to pay dividends is limited by the terms of our senior secured credit facility and the senior subordinated notes.

At March 20, 2004, there was one shareholder of record for our common stock.

Recent Sales of Unregistered Securities

We have not issued nor sold securities within the past three years pursuant to offerings that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6.   SELECTED FINANCIAL DATA

The table below sets forth our selected consolidated historical data. The selected historical financial information for the pre-merger period from December 29, 2002 through July 29, 2003 (seven months), the post-merger period from July 30, 2003 through January 3, 2004 (five months) and each of the four fiscal years in the period ended December 28, 2002 was derived from our audited historical consolidated financial statements.

	Post-Merger	Pre-Merger
	Five Months	Seven Months
	2003	2003	2002	2001	2000	1999
	In millions, except common share data
Statement of Operations Data(1):
Net sales	$284.2	$504.1	$756.0	$736.6	$724.6	$701.5
Cost of products sold	162.7	218.6	316.0	311.2	305.1	305.0
Gross profit	121.5	285.5	440.0	425.3	419.5	396.5
Selling and administrative expenses	143.8	196.4	306.4	300.9	301.7	293.6
Loss on redemption of debt(2)	0.5	13.9	1.8	—	—	—
Transaction costs(3)	0.2	31.0	—	—	46.4	—
Special charges	—	—	—	2.5	0.2	20.2
Operating (loss) income	(23.1)	44.2	131.8	121.9	71.2	82.7
Interest expense, net	28.3	32.4	67.3	76.8	58.9	7.0
Equity losses and write-down of investment	—	—	—	—	6.7	—
(Loss) income from continuing operations before income taxes	(51.4)	11.8	64.5	45.1	5.5	75.7
(Benefit from) provision for income taxes	(18.0)	8.7	36.2	18.6	16.0	31.7
(Loss) income from continuing operations	(33.4)	3.1	28.3	26.5	(10.5)	44.0
Gain (loss) on discontinued operations, net of tax	—	—	1.6	(22.4)	(2.3)	(0.8)
Cumulative effect of accounting change, net of tax	—	4.6	—	—	(5.9)	—
Net (loss) income	(33.4)	7.6	29.9	4.1	(18.7)	43.2
Dividends and accretion on redeemable preferred shares	—	(6.5)	(11.7)	(10.2)	(5.8)	—
Net (loss) income available to common shareholders	(33.4)	1.1	18.2	(6.1)	(24.5)	43.2
Common Share Data(4):
Basic EPS—(loss) income from continuing operations	$(33,402.00)	$(0.39)	$1.85	$1.82	$(0.92)	$1.29
Basic EPS—net (loss) income	(33,402.00)	0.12	2.03	(0.68)	(1.38)	1.27
Diluted EPS—(loss) income from continuing operations	(33,402.00)	(0.39)	1.66	1.65	(0.92)	1.29
Diluted EPS—net (loss) income	(33,402.00)	0.12	1.83	(0.61)	(1.38)	1.27
Cash dividends declared per share	—	—	—	—	0.22	0.88
Common shares outstanding at period end (in thousands)	1	8,956	8,959	8,980	8,993	33,324
Balance Sheet Data (at end of period):
Current assets	$189.4		$187.1	$232.6	$236.1	$286.3
Working capital, as defined(5)	(76.8)		(56.0)	(62.6)	(20.0)	8.3
Property and equipment, net	105.6		65.4	68.2	79.3	84.6
Total assets	1,720.4		327.5	374.6	388.3	408.2
Short-term borrowings	13.0		9.0	—	—	117.6
Long-term debt, including current maturities	685.4		580.4	647.0	684.8	3.6
Redeemable preferred stock(6)	135.3		70.8	59.0	48.8	—
Shareholders’ equity (deficit)	384.5		(582.5)	(599.1)	(586.3)	36.5
Statement of Cash Flows:
Net cash provided by (used for) operating activities	$71.8	$(6.8)	$55.5	$71.6	$35.5	$125.2
Net cash used for investing activiites	(28.0)	(11.9)	(22.8)	(15.8)	(18.2)	(37.2)
Net cash (used for) provided by financing activities	(30.0)	12.9	(64.8)	(39.3)	(29.3)	(52.1)
Other Financial Data(1):
Depreciation and amortization	$34.5	$14.6	$26.9	$28.6	$26.8	$22.7
Capital expenditures	17.0	6.1	22.8	22.2	21.2	26.8
Adjusted EBITDA(7)	50.4	103.6	160.9	153.0	144.6	125.6
Adjusted EBITDA margin(8)	17.7%	20.6%	21.3%	20.8%	20.0%	17.9%

(1)    Certain Statement of Operations Data and Other Financial Data have been reclassified for all periods presented to reflect the results of discontinued operations consisting of the exit of our Recognition business as set forth below in ITEM 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)    For the post-merger period in 2003, loss on redemption of debt represents a loss of $0.5 million in connection with our repurchase of $8.5 million principal amount of senior subordinated notes. For the pre-merger period in 2003, loss on redemption of debt represents a loss of $13.9 million consisting of the write-off of unamortized deferred financing costs in connection with refinancing the old senior secured credit facility. For 2002, loss on redemption of debt represents a loss of $1.8 million in connection with our repurchase of $7.5 million principal amount of senior subordinated notes.

(3)    For the post-merger and pre-merger periods in 2003, transaction costs represent $0.2 million and $31.0 million, respectively, of transaction expenses incurred in connection with the 2003 merger. For 2000, transaction costs represent $46.4 million of transaction expenses incurred in connection with the merger and recapitalization during such period.

(4)    Earnings per share calculations include the effect of dividends and accretion on redeemable preferred shares.

(5)    Working capital represents current assets (excluding cash and cash equivalents) less current liabilities (excluding short-term borrowings, book overdrafts and current maturities of long-term debt, as applicable).

(6)    Liquidation preference of our redeemable preferred stock as of the end of 2003, 2002, 2001 and 2000 was $99.1 million, $86.3 million, $75.2 million and $65.6 million, respectively, including accrued dividends.

(7)    EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as adjusted for the impact of purchase accounting, loss on the redemption of debt, transaction costs, the cumulative effect of accounting changes, (gain) loss on discontinued operations and certain other items as described below. We believe EBITDA and Adjusted EBITDA provide meaningful additional information that enables management to monitor and evaluate our ongoing operating results and trends and provide investors an understanding of operating performance over comparative periods. Adjusted EBITDA is also one component of measurement used in our compensation plans. EBITDA and Adjusted EBITDA are not measures of performance under generally accepted accounting principles in the United States (GAAP) and should not be considered in isolation or as a substitute for net income, cash flows from operations, or other income and cash flow statement data prepared in accordance with GAAP or as measures of profitability or liquidity. Moreover, EBITDA and Adjusted EBITDA are not standardized measures and may be calculated in a number of ways. Accordingly, the EBITDA and Adjusted EBITDA information provided might not be comparable to other similarly titled measures provided by other companies. Adjusted EBITDA is calculated as follows:

Reconciliation of EBITDA and Adjusted EBITDA

	Post-Merger	Pre-Merger
	Five Months	Seven Months
	2003	2003	2002	2001	2000	1999
	In millions
Net (loss) income	$(33.4)	$7.6	$29.9	$4.1	$(18.7)	$43.2
Interest expense, net	28.3	32.4	67.3	76.8	58.9	7.0
(Benefit from) provision for income taxes	(18.0)	8.7	36.2	18.6	16.0	31.7
Depreciation and amortization expense	34.5	14.6	26.9	28.6	26.8	22.7
EBITDA	11.4	63.3	160.3	128.1	83.0	104.6
Impact of purchase accounting(a)	37.7	—	—	—	—	—
Loss on redemption of debt	0.5	13.9	1.8	—	—	—
Transaction costs	0.2	31.0	—	—	46.4	—
Cumulative effect of accounting change(b)	—	(4.6)	—	—	5.9	—
(Gain) loss on discontinued operations(c)	—	—	(1.6)	22.4	2.3	0.8
Other(d)	0.6	—	0.4	2.5	7.0	20.2
Adjusted EBITDA	$50.4	$103.6	$160.9	$153.0	$144.6	$125.6

(a)             As a result of purchase accounting, we wrote up our inventory by $37.7 million. This adjustment reflects the elimination of the excess purchase price allocated to inventory sold during the period.

(b)            In the third quarter of fiscal 2003, we adopted SFAS 150 that resulted in the recognition of a cumulative effect of a change in accounting principle, which increased net income by $4.6 million in connection with the revaluation of our redeemable preferred stock. In 2000, we adopted SAB 101 that resulted in the recognition of a cumulative effect of a change in accounting principle, which reduced net income by $5.9 million, net of tax.

(c)             In 2001, we exited our Recognition business. In connection with the exit, we incurred a $27.4 million charge ($16.8 million, net of tax), which reduced net income. As a result of this action, we made corresponding after-tax reclassifications for discontinued operations of $5.6 million in 2001, $2.3 million in 2000 and $0.8 million in 1999. In 2002, we reversed $2.7 million of the charge ($1.6 million, net of tax), which increased net income during the period.

(d)            Represents non-recurring costs consisting of (i) for the post-merger period of 2003, primarily financial advisory fees of $0.5 million; (ii) for 2002, financing costs of $0.4 million in connection with our Canadian credit facility; (iii) for 2001, primarily severance costs of $2.1 million in connection with our termination of three senior executives; (iv) for 2000, primarily equity losses and write-downs of $6.7 million in connection with two equity investments; and (v) for 1999, a restructuring charge of $20.2 million ($13.3 million, net of tax) in connection with a reorganization.

(8)          Adjusted EBITDA margin represents the ratio of Adjusted EBITDA to net sales.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During 2003, we faced some unusual challenges. We spent a considerable part of the year on activities aimed at marketing and selling the Company to DLJ Merchant Banking Partners III, L.P; we refinanced our bank debt; and we raised additional public debt at the new holding company level. Although we experienced sales growth, particularly in our graduation products and photography lines, this sales growth did not translate into earnings growth.

During our busy spring season, we encountered serious difficulties in connection with the installation of an enterprise-wide resource planning (“ERP”) system in our graduation products line. Our efforts to rectify these difficulties and to continue to provide timely delivery of our products required us to divert manufacturing, customer service and information systems support resources. Although these efforts minimized the impact to our customers, the associated costs negatively affected our margins. Our results were also affected by rising costs, particularly associated with employee health care costs and the price of gold; foreign currency exchange rate fluctuation against the euro in connection with our precious, semiprecious and synthetic stone purchases; and the effect of stock market performance and low interest rates on accounting for our defined benefit pension plans.

Despite these challenges, we generated $65.0 million of cash from operating activities. Although our debt level increased in connection with the merger, we intend to continue our focus on increasing our cash flow in order to pay down debt. We made payments totaling approximately $41.7 million in 2003, $68.3 million in 2002 and $38.9 million in 2001 on the face value of our debt.

MERGER

On June 17, 2003, we entered into a merger agreement with Jostens Holding Corp. (formerly known as Ring Holding Corp.) and Ring Acquisition Corp., an entity organized for the sole purpose of effecting a merger on behalf of DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds”). On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens, Inc., with Jostens, Inc. becoming the surviving company and an indirect subsidiary of Jostens Holding Corp. (the “merger”). As a result of the merger, the DLJMB Funds and certain co-investors beneficially own 99% of the outstanding voting securities of Jostens Holding Corp. and certain members of our senior management and directors own the remaining 1%.

In connection with the merger, we received $417.9 million of proceeds from a capital contribution by Jostens IH Corp. (“JIHC”), which was established for purposes of the merger. We used the proceeds from the capital contribution, along with incremental borrowings under our new senior secured credit facility, to repurchase all previously outstanding common stock and warrants. We paid $471.0 million to holders of common stock and warrants representing a cash payment of $48.25 per share. In addition, we paid approximately $41.2 million of fees and expenses associated with the merger including $12.6 million of compensation expense representing the excess of the fair market value over the exercise price of outstanding stock options, $12.6 million of capitalized merger costs and $16.0 million of expensed costs consisting primarily of investment banking, legal and accounting fees. We also recognized $2.6 million of transaction costs as a result of writing off certain prepaid management fees having no future value.

Also in connection with the merger, we refinanced our senior secured credit facility through the establishment of a new senior secured credit facility. We received $475.0 million in borrowings under the new credit facility and repaid $371.1 million of outstanding indebtedness under the old credit facility. In addition, we incurred transaction fees and related costs of $20.2 million associated with the new credit facility, which have been capitalized and are being amortized as interest expense over the life of the facility. We also wrote off the unamortized balance of $13.9 million relating to deferred financing costs associated with the old credit facility.

Merger Accounting

Beginning on July 29, 2003, Jostens, Inc. and JIHC, a subsidiary of Jostens Holding Corp., accounted for the merger as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, which requires a valuation for the assets and liabilities of JIHC and its subsidiaries based upon the fair values as of the date of the merger. As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, we have reflected all applicable purchase accounting adjustments recorded by JIHC in our consolidated financial statements for all SEC filings covering periods subsequent to the merger (“purchase accounting”). Purchase accounting requires us to establish a new basis for our assets and liabilities based on the amount paid for ownership at July 29, 2003. Accordingly, JIHC’s ownership basis is reflected in our consolidated financial statements beginning upon completion of the merger. In order to apply purchase accounting, JIHC’s purchase price of $471.0 million was allocated to the assets and liabilities based on their relative fair values and $417.9 million was reflected in shareholders’ equity of Jostens, Inc. as the value of JIHC’s ownership upon completion of the merger. Immediately prior to the merger, shareholders’ equity of Jostens, Inc. was a deficit of approximately $578.7 million. As of January 3, 2004, our preliminary allocation of the purchase price is as follows:

In thousands
Current assets	$165,280
Property and equipment	101,989
Intangible assets	660,399
Goodwill	727,633
Other assets	18,622
Current liabilities	(199,776)
Long-term debt	(594,494)
Redeemable preferred stock	(126,511)
Deferred income taxes	(253,577)
Other liabilities	(28,521)
$471,044

We have estimated the fair value of our assets and liabilities, including intangible assets and property and equipment, as of the merger date, utilizing information available at the time that our consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained. We also recognized the funding status of our pension and postretirement benefit plans as of July 29, 2003 and updated the calculation of our post-merger pension expense.

As a result of the merger, in accordance with SFAS 141, we have reflected a pre-merger period from December 29, 2002 to July 29, 2003 (seven months) and a post-merger period from July 30, 2003 to January 3, 2004 (five months) in our consolidated financial statements for fiscal 2003.

During the post-merger period in 2003, we recognized the following items in our consolidated statement of operations: (a) $37.7 million of excess purchase price allocated to inventory as cost of products sold; (b) $19.8 million of additional amortization expense of intangible assets including $2.2 million in cost of products sold and $17.6 million in selling and administrative expenses; (c) $3.1 million of higher depreciation expense including $3.4 million in cost of products sold offset by a $0.3 million adjustment in selling and administrative expenses; and (d) $1.9 million of lower interest expense from the amortization of a premium allocated to long-term debt, all as compared to our historical basis of accounting prior to the merger.

RESULTS OF OPERATIONS

Our consolidated financial statements for the pre-merger period from December 29, 2002 through July 29, 2003, were prepared using our historical basis of accounting. As a result of the transaction on July 29, 2003, we applied purchase accounting as discussed above under “Merger Accounting.”  Although a new basis of accounting began on July 29, 2003, we have presented results for the fiscal year ended January 3, 2004 on a combined basis as we believe this presentation facilitates the comparison of our results with the corresponding periods for fiscal years 2002 and 2001. In addition, we have adjusted our combined operating results for the period ended January 3, 2004 to exclude the impact of purchase accounting as we believe this further enhances comparability to the corresponding periods in 2002 and 2001. The adjusted combined operating results may not reflect the actual results we would have achieved absent the adjustments and may not be predictive of future results of operations. Our adjusted combined operating results for 2003 were derived as follows:

	Five Months Post-Merger	Seven Months Pre-Merger	Combined	Adjustments		Adjusted Combined
	In thousands
Net sales	$284,171	$504,058	$788,229	$—		$788,229
Cost of products sold	162,656	218,594	381,250	43,329	(1)	337,921
Gross profit	121,515	285,464	406,979	(43,329)		450,308
Selling and administrative expenses	143,845	196,430	340,275	17,323	(2)	322,952
Loss on redemption of debt	503	13,878	14,381	(1,119	)(3)	15,500
Transaction costs	226	30,960	31,186	—		31,186
Operating (loss) income	(23,059)	44,196	21,137	(59,533)		80,670
Interest expense, net	28,298	32,446	60,744	(1,909	)(4)	62,653
(Loss) income from continuing operations before income taxes	(51,357)	11,750	(39,607)	(57,624)		18,017
(Benefit from) provision for income taxes	(17,955)	8,695	(9,260)	(22,889	)(5)	13,629
(Loss) income from continuing operations	(33,402)	3,055	(30,347)	(34,735)		4,388
Cumulative effect of accounting change	—	4,585	4,585	—		4,585
Net (loss) income	$(33,402)	$7,640	$(25,762)	$(34,735)		$8,973

(1)          Reflects the elimination of $37.7 million of excess purchase price allocated to inventory sold during the period, $2.2 million of amortization expense for excess purchase price allocated to an intangible asset for order backlog and $3.4 million of depreciation expense for excess purchase price allocated to property and equipment.

(2)          Reflects $17.6 million of amortization expense for excess purchase price allocated to various intangible assets offset by $0.3 million to adjust depreciation expense for excess purchase price allocated to property and equipment including a change in depreciable lives.

(3)          Reflects $1.1 million of accelerated amortized interest reduction for excess purchase price allocated to a premium in connection with the partial redemption of the senior subordinated notes.

(4)          Reflects $1.9 million of amortized interest reduction for excess purchase price allocated to a premium on the senior subordinated notes.

(5)          Reflects benefit from income taxes on the aforementioned items.

The following table sets forth selected information derived from our adjusted combined operating results for the period ended January 3, 2004 and our consolidated statements of operations for fiscal years 2002 and 2001, expressed as a percentage of net sales. In the text below, amounts and percentages have been rounded and are based on the financial statement amounts.

	Percentage of net sales			Percentage change
	Combined 2003	2002	2001	Combined 2003 vs. 2002	2002 vs. 2001
Net sales	100.0%	100.0%	100.0%	4.3%	2.6%
Cost of products sold	42.9%	41.8%	42.3%	7.0%	1.5%
Gross profit	57.1%	58.2%	57.7%	2.3%	3.5%
Selling and administrative expenses	41.0%	40.5%	40.9%	5.4%	1.8%
Loss on redemption of debt	2.0%	0.2%	—	NM	NM
Transaction costs	4.0%	—	—	NM	—
Special charges	—	—	0.3%	—	NM
Operating income	10.2%	17.4%	16.5%	(38.8)%	8.1%
Interest expense, net	7.9%	8.9%	10.4%	(6.9)%	(12.3)%
Income from continuing operations before income taxes	2.3%	8.5%	6.1%	(72.1)%	42.9%
Provision for income taxes	1.7%	4.8%	2.5%	(62.4)%	95.0%
Income from continuing operations	0.6%	3.7%	3.6%	(84.5)%	6.5%
Gain (loss) on discontinued operations, net of tax	—	0.2%	(3.0)%	NM	NM
Cumulative effect of accounting change	0.6%	—	—	NM	—
Net income	1.1%	4.0%	0.6%	(70.0)%	629.4%
Dividends and accretion on redeemable preferred shares	(0.8)%	(1.6)%	(1.4)%	44.5%	(15.1)%
Net income (loss) available to common shareholders	0.3%	2.4%	(0.8)%	(86.5)%	397.6%

NM=percentage not meaningful

Year Ended January 3, 2004 Compared to the Year Ended December 28, 2002

Net Sales

Net sales increased $32.2 million, or 4.3%, to $788.2 million for 2003 from $756.0 million for 2002. Of this 4.3% increase, approximately 2.2% resulted from price increases across all product lines, approximately 1.3% resulted from volume/mix increases and approximately 0.8% was due to the strengthening of the Canadian dollar against the U.S. dollar. The fluctuation attributable to price increases includes the effect of a slight recovery in jewelry product mix toward more precious metals with higher price points. Primary factors contributing to the increase in volume from 2002 to 2003 include:

•       net account growth across most of our product lines;

•       an increase in the number of individual orders for graduation products and higher average purchases per student;

•       volume associated with our acquisition of a photography business early in the year;

•       an increase in the number of color pages per yearbook; and

•       incremental jewelry volume from an emerging market.

These increases were partially offset by a modest decline in net accounts for yearbooks compounded by a slight shift in mix of orders to smaller yearbooks; slightly lower same school buy rates for high school class rings; and lower commercial printing volume.

Gross Profit

Excluding the impact of purchase accounting, gross profit increased $10.3 million, or 2.3%, to $450.3 million for 2003 from $440.0 million for 2002. As a percentage of net sales, however, gross profit margin decreased 1.1 percentage points to 57.1% for 2003 from 58.2% for 2002.

The decrease in gross profit margin is primarily due to additional production costs and production inefficiencies incurred in connection with the installation of an ERP system in our graduation products line. The decline in gross profit margin is due, to a lesser extent, to an increase in the price of gold, higher pension and employee benefit costs, the effect of sales growth on lower margin products and an unfavorable currency fluctuation against the euro associated with our purchases of precious, semiprecious and synthetic stones. Gross profit results were favorably impacted by the general price increases and incremental volume discussed above combined with the strengthening of the Canadian dollar against the U.S. dollar.

Selling and Administrative Expenses

Excluding the impact of purchase accounting, selling and administrative expenses increased $16.5 million, or 5.4%, to $323.0 million for 2003 from $306.4 million for 2002. As a percentage of net sales, selling and administrative expenses increased 0.5 percentage points to 41.0% for 2003 from 40.5% for 2002. The $16.5 million increase is primarily due to the following:

•       higher commission expense as a result of increased sales;

•       incremental spending on information systems, customer service support and selling activities to address the difficulties encountered with the installation of the ERP system;

•       higher pension and employee benefit costs;

•       additional investment in customer service and support; and

•       incremental spending on a combination of severance costs, a legal settlement and acquisition related expenses.

These increases were partially offset by lower general and administrative expense compared to last year.

Loss on Redemption of Debt

As a result of refinancing our senior secured credit facility, we recognized a loss of $13.9 million consisting of unamortized deferred financing costs. In addition, during the post-merger period of 2003, we redeemed $8.5 million principal amount of our senior subordinated notes. As a result, we recognized a loss of $0.5 million consisting of $0.8 million of premium paid on redemption of the notes and a net $0.3 million credit to write-off unamortized premium, original issuance discount and deferred financing costs.

Transaction Costs

During the post-merger and pre-merger periods, we incurred $0.2 million and $31.0 million, respectively, of transaction expenses in connection with the merger, consisting of investment banking fees, legal and accounting fees, compensation expense related to stock option payments and a charge to write off prepaid management fees.

Net Interest Expense

Excluding the impact of purchase accounting, net interest expense decreased $4.7 million, or 6.9%, to $62.7 million for 2003 as compared to $67.3 million for 2002. The decrease was due to a lower average outstanding debt balance during the pre-merger period of 2003 compared to last year and lower average interest rates offset by $6.4 million of additional interest expense as a result of the reclassification of dividends on our redeemable preferred stock in connection with the change in accounting principle as further described in ITEM 8, Note 8 of the Notes to Consolidated Financial Statements.

(Benefit from) Provision for Income Taxes

Excluding the impact of purchase accounting, our effective tax rate was 75.6% for 2003 compared to 56.2% for 2002. The increase reflects the impact of nondeductible transaction related costs and nondeductible interest expense associated with the reclassification of dividends on our redeemable preferred stock in connection with the change in accounting principle discussed below. Our effective rate of tax benefit for the post-merger period of 2003 is 35%. The rate of benefit is less than our historical effective income tax rate due primarily to the unfavorable impact of nondeductible interest expense attributable to the change in accounting principle compounded by our loss position. Excluding the impact of purchase accounting, we anticipate a 2004 effective tax rate between 45% and 50%.

Cumulative Effect of Accounting Change

We recognized a cumulative effect of a change in accounting principle upon adoption of SFAS 150 on June 29, 2003, the beginning of our third quarter. We assessed the value of our redeemable preferred stock at the present value of the settlement obligation using the rate implicit at inception of the obligation, resulting in an adjustment of $4.6 million. We did not provide any tax provision in connection with the adoption of SFAS 150 because the payment of the related preferred dividend and discount amortization are not tax deductible.

Net Income

Excluding the impact of purchase accounting, and as a result of the foregoing discussion, net income decreased $20.9 million, or 70.0%, to $9.0 million for 2003 from $29.9 million for 2002.

Year Ended December 28, 2002 Compared to the Year Ended December 29, 2001

Net Sales

Net sales increased $19.4 million, or 2.6%, to $756.0 million for 2002 from $736.6 million for 2001. Of this 2.6% increase, approximately 2.2% resulted from price increases across all product lines and approximately 0.4% resulted from volume/mix increases. The fluctuation attributable to price increases is net of the effect of a shift in jewelry product mix toward non-precious metals with lower price points. Primary factors contributing to the increase in volume from 2001 to 2002 include net account growth across most of our product lines; an increase in the number of pages per yearbook including more color pages; and photography territory additions and new product development. These increases were partially offset by the loss of a large college customer in the jewelry and graduation product lines; lower same school buy rates for high school class rings; lower average purchases per student for graduation products; and lower commercial printing volume.

Gross Profit

Gross profit increased $14.7 million, or 3.5%, to $440.0 million for 2002 from $425.3 million for 2001. As a percentage of net sales, gross profit margin increased 0.5 percentage points to 58.2% in 2002 from 57.7% in 2001. Gross profit was favorably impacted by general price increases across all product lines; continued improvement in plant efficiencies including the implementation of lean manufacturing principles; and sales mix of our printing products resulting in increased higher margin yearbook volume and decreased lower margin commercial printing volume. These profit improvements were partially offset by an increase in the price of gold compared to 2001; higher employee benefit costs; and a general shift in consumer spending toward lower-priced products with lower profit margins in some of our product lines.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.5 million, or 1.8%, to $306.4 million for 2002 from $300.9 million for 2001. As a percentage of net sales, selling and administrative expenses decreased 0.4 percentage points to 40.5% for 2002 compared to 40.9% for 2001. The $5.5 million increase is primarily due to higher spending on information systems related to the upgrade of our transaction processing system and early costs associated with the installation of an ERP system in our graduation products line; as well as higher commissions and general and administrative expenses, both as a result of increased sales. These increases were partially offset by reduced spending for outside legal counsel in connection with the resolution of a specific legal matter pending in 2001.

Loss on Redemption of Debt

During 2002, we redeemed $7.5 million principal amount of our senior subordinated notes. As a result, we recognized a loss of $1.8 million in 2002 consisting of $1.0 million of premium paid on redemption of the notes and $0.8 million to write-off unamortized original issuance discount and deferred financing costs.

Net Interest Expense

Net interest expense decreased $9.4 million, or 12.3%, to $67.3 million for 2002 as compared to $76.8 million for 2001. The decrease was due to a lower average outstanding debt balance and a lower average interest rate, partially as a result of refinancing a portion of our senior secured credit facility, but primarily due to declining interest rates in 2002.

Provision for Income Taxes

Our effective tax rate for continuing operations was 56.2% for 2002 compared to 41.2% for 2001. The increase was due primarily to the effect of additional federal and state income taxes attributable to earnings repatriated from our Canadian subsidiary.

Income from Continuing Operations

Income from continuing operations increased $1.7 million, or 6.5%, to $28.3 million for 2002 from $26.5 million for 2001 primarily as a result of increased net sales, improved gross profit margin and lower net interest expense.

DISCONTINUED OPERATIONS

In December 2001, our Board of Directors approved a plan to exit our former Recognition business in order to focus our resources on our core school-related affinity products business. The results of the Recognition business are reflected as discontinued operations in our consolidated statement of operations for all periods presented.

Revenue and loss from discontinued operations were as follows:

	2002	2001
	In thousands
Revenue from external customers	$—	$55,913
Pre-tax loss from operations of discontinued operations before measurement date	—	(9,036)
Pre-tax gain (loss) on disposal	2,708	(27,449)
Income tax (expense) benefit	(1,071)	14,045
Gain (loss) on discontinued operations	$1,637	$(22,440)

During 2001, the results of discontinued operations encompassed the period through the December 3, 2001 measurement date. The $27.4 million pre-tax loss on disposal of the discontinued business consisted of a non-cash charge of $11.1 million to write off certain net assets of the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business.

During 2002, we reversed $2.3 million of the accrued charges based on our revised estimates for employee separation costs and phase-out costs. Of the total adjustment, $0.5 million resulted from modifying our anticipated workforce reduction from 150 to 130 full-time positions and $1.8 million resulted from lower information systems, customer service and internal support costs and lower receivable write-offs than originally anticipated. In addition, we reversed $0.4 million in other liabilities for a total pre-tax gain on discontinued operations of $2.7 million ($1.6 million net of tax). Components of the accrued disposal costs, which are included in “current liabilities of discontinued operations” in our consolidated balance sheet, are as follows:

				Utilization			Balance
	Initial charge	Prior accrual	Net adjustments	Prior periods	Pre-Merger 2003	Post-Merger 2003	end of 2003
	In thousands
Employee separation benefits and other related costs	$6,164	$—	$(523)	$(5,109)	$(156)	$—	$376
Phase-out costs of exiting the Recognition business	4,255	—	(1,365)	(2,591)	(72)	(7)	220
Salesperson transition benefits	2,855	1,236	(191)	(767)	(688)	(252)	2,193
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—	—	—
	$16,292	$2,670	$(2,307)	$(12,691)	$(916)	$(259)	$2,789

Our obligation for separation benefits continues through 2004 over the benefit period as specified under our severance plan, and transition benefits will continue to be paid through the period of our statutory obligations.

LIQUIDITY AND CAPITAL RESOURCES

Contractual Obligations

The following table shows due dates and amounts of our contractual obligations:

	Total	2004	2005	2006	2007	2008	Thereafter
	In thousands
Long-term debt excluding premium	$662,690	$—	$29,849	$41,789	$47,758	$59,698	$483,596
Revolving credit facility(1)	13,013	—	—	—	—	13,013	—
Operating leases	5,518	3,472	1,443	516	81	6	—
Gold forward contracts	7,462	7,462	—	—	—	—	—
Redeemable preferred stock(2)	272,630	—	—	—	—	—	272,630
Total contractual cash obligations	$961,313	$10,934	$31,292	$42,305	$47,839	$72,717	$756,226

(1)          Also outstanding is $12.8 million in the form of letters of credit.

(2)          Includes payment-in-kind dividends compounded quarterly through maturity in May 2011.

Operating Activities

Operating activities generated cash of $65.0 million in the combined 2003 periods compared with $55.5 million in 2002 and $71.6 million in 2001. The increase in 2003 was primarily due to improvements in working capital, mostly related to income tax payments and the timing of customer deposits received compared to 2002. This increase was partially offset by $28.5 million of transaction related expenses paid in connection with the merger.

During 2002, we agreed to certain adjustments proposed by the Internal Revenue Service in connection with its audit of our federal income tax returns filed for years 1996 through 1998. As a result of the audit, we agreed to pay additional federal taxes of $11.3 million. Combined with additional state taxes and interest charges, the liability related to these adjustments was approximately $17.0 million and had previously been accrued. During 2003, we filed an appeal with the Internal Revenue Service concerning a further proposed adjustment of approximately $8.0 million. While the appeal process may take up to two years to complete, we believe the outcome of this matter will not have a material impact on our results of operations.

Investing Activities

Capital expenditures in the combined 2003 periods, 2002 and 2001 were $23.2 million, $22.8 million and $22.7 million, respectively. The majority of our spending in each period was for technology, expansion of our color printing capacity and proprietary dies and tooling.

In January 2003, we acquired the net assets of a photography business for $5.0 million in cash and in September 2003, we acquired the net assets of a printing business for $10.9 million in cash. The operating results of these two acquisitions are included in our consolidated financial statements from the date of acquisition. Proforma results of operations have not been presented since the effect on our financial position and results of operations is not material.

Financing Activities

Net cash used for financing activities in the combined 2003 periods, 2002 and 2001 was $17.1 million, $64.8 million and $39.3 million, respectively. As a result of the merger, we received a $417.9 million capital contribution by JIHC. We used the proceeds from the capital contribution, along with incremental borrowings under our new senior secured credit facility, to repurchase all common stock and warrants outstanding immediately prior to the merger. We paid $471.0 million to holders of common stock and warrants representing $48.25 per share. In addition, we incurred $12.6 million of capitalized merger costs.

Also in connection with the merger, we received $475.0 million of borrowings under our new credit facility and repaid $371.1 million of outstanding indebtedness under the old credit facility. In addition, we incurred transaction fees and related costs of $20.2 million associated with the new credit facility, which have been capitalized and are being amortized as interest expense over the life of the facility.

During 2003, we continued our focus on increasing our cash flow. During the combined 2003 period, 2002 and 2001, we made scheduled principal payments of $8.2 million, $20.9 million and $14.9 million, respectively, and voluntarily prepaid an additional $25.0 million, $40.0 million and $24.0 million, respectively, of principal on our senior secured credit facility. Also during 2003, we redeemed $8.5 million principal amount of our senior subordinated notes for total consideration paid of $9.3 million.

We may, from time to time purchase outstanding debt securities for cash in private transactions subject to compliance with our debt and redeemable preferred stock commitments.

Borrowing Arrangements

Future mandatory principal payment obligations under the term loan are due semi-annually beginning on July 2, 2005 at an amount equal to 2.63% of the current outstanding balance of the term loan. Thereafter, semi-annual principal payments gradually increase through July 2009 to an amount equal to 7.89% of the current outstanding balance of the term loan, with two final principal payments due in December 2009 and July 2010, each equal to 26.32% of the current outstanding balance of the term loan. The $209.0 million in notes come due May 2010. In addition, mandatory interest obligations on the notes are $13.3 million semi-annually through May 2010.

We experience seasonality that corresponds to the North American school year. To manage the seasonal nature of our cash flow, we have a $150.0 million revolving credit facility that expires on July 29, 2008. At the end of 2003, there was $13.0 million outstanding in the form of short-term borrowings at our Canadian subsidiary and an additional $12.8 million outstanding in the form of letters of credit, leaving $124.2 million available under this facility. We also have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30.0 million in consigned inventory. At the end of 2003, we had $6.0 million available under this facility.

The senior subordinated notes are not collateralized and are subordinate in right of payment to the senior secured credit facility, which is collateralized by substantially all the assets of our operations. The senior secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum senior leverage ratio, a maximum leverage ratio and a minimum interest coverage ratio. The senior secured credit facility and the senior subordinated notes contain certain cross-default and cross-acceleration provisions whereby default under or acceleration of one debt obligation would, consequently, cause a default or acceleration under the other debt obligation. At the end of 2003, we were in compliance with all covenants.

The redeemable payment-in-kind preferred shares had an initial liquidation preference of $60.0 million and are entitled to receive dividends at 14.0% per annum, compounded quarterly, and are payable either in cash or in additional shares of the same series of preferred stock. We plan to pay dividends in additional shares of preferred stock for the foreseeable future. The redeemable preferred shares are subject to mandatory redemption by Jostens in May 2011. The aggregate liquidation preference outstanding as of the end of 2003 and 2002 was $99.1 million and $86.3 million, respectively, including accrued dividends.

Our ability to make scheduled principal payments on existing indebtedness and preferred stock or to refinance our indebtedness, will depend on our future financial and operating performance, which to a certain extent is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on the current anticipated level of operations, we believe that cash flows from operations and available cash, together with available borrowings under the senior secured credit facility will be adequate to meet our anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on our indebtedness for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior secured credit facility in an amount sufficient to enable us to service our indebtedness and the preferred stock obligation. In addition, our indirect parent, Jostens Holding Corp., is dependent upon us to generate sufficient cash to service its debt obligations.

COMMITMENTS AND CONTINGENCIES

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety matters. Also, as an owner and operator of real property or a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. As part of our environmental management program, we are currently involved in various environmental remediation activities. As sites are identified and assessed in this program, we determine potential environmental liabilities. Factors considered in assessing liability include, but are not limited to: whether we have been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology.

In 1996, we assessed the likelihood as probable that a loss had been incurred at one of our sites based on findings included in remediation reports and from discussions with legal counsel. Although we no longer own the site, we continue to manage the remediation project, which began in 2000. As of the end of 2003, we had made payments totaling $7.3 million for remediation at this site and our consolidated balance sheet included $0.9 million in “other accrued liabilities” related to this site. During 2001, we received reimbursement from our insurance carrier in the amount of $2.7 million, net of legal costs. While we may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable. We have not established a receivable for potential recoveries as of January 3. 2004. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of this matter will not be material.

Litigation

A federal antitrust action was served on us on October 23, 1998. The complainant, Epicenter Recognition, Inc. (Epicenter), alleged that we attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former independent sales representatives. The plaintiff claimed damages of approximately $3.0 million to $10.0 million under various theories and differing sized relevant markets. Epicenter waived its right to a jury, so the case was tried before a judge in U.S. District Court in Orange County, California. On June 18, 2002, the Court found, among other things, that while our use of rebates, contributions and value-added programs are legitimate business practices widely practiced in the industry and do not violate antitrust laws, our use of multi-year Total Service Program contracts violated Section 2 of the Sherman Act because these agreements could “exclude competition by making it difficult for a new vendor to compete against Jostens.”

On July 12, 2002, the Court entered an initial order providing, among other things, that Epicenter be awarded damages of $1.00, trebled pursuant to Section 15 of the Clayton Act, and that in the state of California, Jostens was enjoined for a period of ten years from utilizing any contract, including those for Total Service Programs, for a period which extends for more than one year (the “Initial Order”). The Initial Order also provided for payment to Epicenter of reasonable attorneys fees and costs. We made a motion to set aside the Initial Order. On August 23, 2002, the Court entered its ruling on the motion, and granted, in part, our motion for relief from judgment, changing the Initial Order and enjoining us for only five years, and allowing us to enter into multi-year agreements in the following specific circumstances: (1) when a school requests a multi-year agreement, in writing and on its own accord, or (2) in response to a competitor’s offer to enter into a multi-year agreement. On August 23, 2002, the Court entered an additional order granting Epicenter’s motion for attorneys’ fees in the amount of $1.6 million plus $0.1 million in out-of-pocket expenses for a total award of $1.7 million. On September 12, 2002, we filed a Notice of Appeal to the Ninth Circuit of the United States Court of Appeals. Payment of attorneys’ fees and costs were stayed pending appeal. In November 2002, we issued a letter of credit in the amount of $2.0 million to secure the judgment on attorneys’ fees and costs. Our brief on appeal was filed with the Court on February 13, 2003. Oral argument was scheduled by the Court and heard by a three-judge panel on October 7, 2003. On November 20, 2003, the Ninth Circuit panel completely reversed the decision of the lower court, holding that we had not violated antitrust laws because we did not possess a monopoly in the relevant market and that the lower court had erred when it founded an injunction under the California unfair competition law. The Ninth Circuit panel also reversed the grant of damages, costs, attorneys’ fees and the injunction. On January 6, 2004, the Ninth Circuit panel denied a Petition for Rehearing and for Rehearing En Banc that had been filed by Epicenter on December 4, 2003. In response to the appellate court’s reversal of the Initial Order, the trial court on March 19, 2004, entered a revised judgment for Jostens and against Epicenter on all claims. The case is now closed.

We are a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters, will not be material.

OFF-BALANCE SHEET ARRANGEMENTS

Precious Metals Consignment Arrangement

We have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30.0 million in consigned inventory. Under the terms of the consignment arrangement, we do not own the consigned inventory until it is shipped in the form of a product to our customer. Accordingly, we do not include the value of consigned inventory nor the corresponding liability in our financial statements. The value of consigned inventory as of the end of 2003 and 2002 was $24.1 million and $17.4 million, respectively.

Other than our precious metals consignment arrangement and general operating leases, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions about future events that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Goodwill and Indefinite-Lived Intangible Assets

Effective December 30, 2001, we adopted SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, we are required to test goodwill and intangible assets with indefinite lives for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and indefinite-lived intangible assets to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include projecting future cash flows, determining appropriate discount rates and other assumptions. The projections are based on management’s best estimate given recent financial performance, market trends, strategic plans and other available information. Changes in these estimates and assumptions could materially affect the determination of fair value and/or impairment for each reporting unit.

We believe that we had no unrecorded impairment as of the end of 2003 and 2002; however, unforeseen future events could adversely affect the reported value of goodwill and indefinite-lived intangible assets, which totaled $1.0 billion at January 3, 2004.

Pension and Other Postretirement Benefits

We sponsor several defined-benefit pension plans that cover nearly all employees. We also provide certain medical and life insurance benefits for eligible retirees. Several statistical and other factors, which attempt to anticipate future events, are used in calculating the expense and liability related to the plans. Key factors include assumptions about the expected rates of return on plan assets, discount rates and health care cost trend rates, as determined by management, within certain guidelines. We also consider market conditions, including changes in investment returns and interest rates, in making these assumptions.

We used an expected long-term rate of return on plan assets of 9.5% in the combined 2003 periods compared with 10.0% in 2002 to determine net periodic benefit cost for the respective periods. The expected long-term rate of return on plan assets was determined based on the building block method, which consists of aggregating the expected rates of return for each component of the plans’ asset mix. Plan assets are comprised primarily of a diversified blend of equity and fixed income investments. We also considered our historic 10-year and 15-year compounded annual returns of 11.9% and 12.1%, respectively, combined with current market conditions to estimate the rate of return. The expected rate of return on plan assets is a long-term assumption and generally does not change annually.

We used a discount rate of 6.75% in the combined 2003 periods compared with 7.25% in 2002 to determine net periodic benefit cost for the respective periods. The discount rate reflects the market rate for high-quality fixed income debt instruments on our annual measurement date (September 30) and is subject to change each year.

Holding all other assumptions constant, a reduction of 25 basis points in the discount rate would have increased our pension and other postretirement benefit expense $0.7 million in the combined 2003 periods. Likewise, a reduction of 50 basis points in the expected long-term return assumption would have increased our pension expense $1.0 million in the combined 2003 periods. While we believe that the assumptions used are appropriate, differences in actual experience or changes in the assumptions could materially affect our financial position or results of operations.

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

NEW ACCOUNTING STANDARDS

SFAS 143—Accounting for Asset Retirement Obligations

In the first quarter of fiscal 2003, we adopted SFAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of this Statement had no impact on our financial statements.

SFAS 146—Accounting for Costs Associated with Exit or Disposal Activities

In the first quarter of fiscal 2003, we adopted SFAS 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value. Adoption of this Statement had no impact on our financial statements.

SFAS 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

As of June 29, 2003, we adopted SFAS 150, which establishes guidance for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). We determined that the characteristics of our redeemable preferred stock were such that the securities should be classified as a liability and we recognized a $4.6 million cumulative effect of a change in accounting principle upon adoption. Restatement of prior periods was not permitted. We assessed the value of our redeemable preferred stock at the present value of the settlement obligation using the rate implicit at inception of the obligation, thus recognizing a discount of $19.7 million. The redeemable preferred stock was reclassified to the liabilities section of our consolidated balance sheet and the preferred dividend and related discount amortization were subsequently recorded as interest expense in our results of operations rather than as a reduction to retained earnings. We did not provide any tax benefit in connection with the cumulative effect adjustment because payment of the related preferred dividend and the discount amortization are not tax deductible.

Unaudited proforma amounts assuming the change in accounting principle had been in effect since the beginning of 2001 are as follows:

	Post-Merger	Pre-Merger
	Five Months 2003	Seven Months 2003	2002	2001
	In thousands, except per share data
Net (loss) income available to common shareholder(s)
As reported	$(33,402)	$1,115	$18,159	$(6,102)
Dividends and accretion on redeemable preferred shares previously reported	—	6,525	11,747	10,202
Reverse cumulative effect of accounting change	—	(4,585)	—	—
Proforma interest expense	—	(5,528)	(10,395)	(8,788)
Proforma net (loss) income available to common shareholder(s)	$(33,402)	$(2,473)	$19,511	$(4,688)
Net (loss) income per share
Basic—as reported	$(33,402.00)	$0.12	$2.03	$(0.68)
Basic—proforma	$(33,402.00)	$(0.28)	$2.18	$(0.52)
Diluted—as reported	$(33,402.00)	$0.12	$1.83	$(0.61)
Diluted—proforma	$(33,402.00)	$(0.28)	$1.97	$(0.47)

SFAS 132 (Revised)—Employers’ Disclosures about Pensions and Other Postretirement Benefits

As of January 3, 2004, we adopted the provisions of SFAS 132 (Revised), which amends the disclosure requirements of SFAS 132 to require more complete information in both annual and interim financial statements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and postretirement benefit plans. A discussion of our accounting policy and the required disclosures under the revised provisions of SFAS 132 are included in Note 12. Adoption of this Statement had no impact on our financial statements.

FSP 106-1—Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Under this bill, postretirement plans with prescription drug benefits that are at least “actuarially equivalent” to the Medicare Part D benefit will be eligible for a 28% subsidy. In response to this bill, on January 12, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-1. FSP 106-1 addresses how to incorporate this subsidy into the calculation of the accumulated periodic benefit obligation (APBO) and net periodic postretirement benefit costs, and also allows plan sponsors to defer recognizing the effects of the bill in the accounting for its postretirement plan under SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, until further authoritative guidance on the accounting for the federal subsidy is issued. As the measurement date for our postretirement benefit plan is September 30, 2003, the APBO and the net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the bill on the plan. In addition, specific authoritative guidance on the accounting for the federal subsidy is pending, and when issued, could require a change to previously reported information. We have deferred adoption of this standard, as is allowed under FSP 106-1, until further guidance is issued.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are subject to market risk associated with changes in interest rates, foreign currency exchange rates and commodity prices. To reduce any one of these risks, we may at times use financial instruments. All hedging transactions are authorized and executed under clearly defined company policies and procedures, which prohibit the use of financial instruments for trading purposes.

Interest Rate Risk

We are subject to market risk associated with changes in the London Interbank Offered Rate (LIBOR) in connection with our senior secured credit facility. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our floating rate debt. If short-term interest rates or the LIBOR averaged 10% more or less in the pre-merger period of 2003, the post-merger period of 2003 and in 2002, our interest expense would have changed by $1.0 million, $1.0 million and $2.4 million, respectively.

Foreign Currency Exchange Rate Risk

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

Commodity Price Risk

We are subject to market risk associated with changes in the price of gold. To mitigate our commodity price risk, we may enter into forward contracts to purchase gold based upon the estimated ounces needed to satisfy projected customer demand. We periodically prepare a sensitivity analysis to estimate our exposure to market risk on our open gold forward purchase contracts. We consider our market risk associated with these contracts as of the end of 2003 and 2002 to be immaterial. Market risk was estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in fair value and giving effect to the increase in fair value over our aggregate forward contract commitment.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Shareholder and Board of Directors
Jostens, Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheet of Jostens, Inc. and subsidiaries as of January 3, 2004 (post-merger), and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the period from July 30, 2003 to January 3, 2004 (post-merger, five months) and the period from December 29, 2002 to July 29, 2003 (pre-merger, seven months). These financial statements are the responsibility of Jostens, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jostens, Inc. and subsidiaries as of January 3, 2004, and the results of their operations and their cash flows for the period from July 30, 2003 to January 3, 2004 and the period from December 29, 2002 to July 29, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, Jostens, Inc. adopted Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” effective June 29, 2003 and changed its method of accounting for redeemable preferred stock.

Minneapolis, Minnesota
February 12, 2004

Report of Independent Auditors

To the Shareholder and Board of Directors of Jostens, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the consolidated financial position of Jostens, Inc. and its subsidiaries at December 28, 2002, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Jostens, Inc.’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on December 30, 2001.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 12, 2004

JOSTENS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Post-Merger	Pre-Merger
	Five Months 2003	Seven Months 2003	2002	2001
	In thousands, except per share data
Net sales	$284,171	$504,058	$755,984	$736,560
Cost of products sold	162,656	218,594	315,961	311,212
Gross profit	121,515	285,464	440,023	425,348
Selling and administrative expenses	143,845	196,430	306,449	300,927
Loss on redemption of debt	503	13,878	1,765	—
Transaction costs	226	30,960	—	—
Special charges	—	—	—	2,540
Operating (loss) income	(23,059)	44,196	131,809	121,881
Interest income	323	82	1,109	2,269
Interest expense	28,621	32,528	68,435	79,035
(Loss) income from continuing operations before income taxes	(51,357)	11,750	64,483	45,115
(Benefit from) provision for income taxes	(17,955)	8,695	36,214	18,575
(Loss) income from continuing operations	(33,402)	3,055	28,269	26,540
Discontinued operations:
Loss from operations (net of income tax benefit of $3,422)	—	—	—	(5,614)
Gain (loss) on disposal (net of income tax expense of $1,071 and income tax benefit of $10,623)	—	—	1,637	(16,826)
Gain (loss) on discontinued operations	—	—	1,637	(22,440)
Cumulative effect of accounting change	—	4,585	—	—
Net (loss) income	(33,402)	7,640	29,906	4,100
Dividends and accretion on redeemable preferred shares	—	(6,525)	(11,747)	(10,202)
Net (loss) income available to common shareholder(s)	$(33,402)	$1,115	$18,159	$(6,102)
Basic net (loss) income per common share:
(Loss) income from continuing operations	$(33,402.00)	$(0.39)	$1.85	$1.82
Gain (loss) on discontinued operations	—	—	0.18	(2.50)
Cumulative effect of accounting change	—	0.51	—	—
	$(33,402.00)	$0.12	$2.03	$(0.68)
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(33,402.00)	$(0.39)	$1.66	$1.65
Gain (loss) on discontinued operations	—	—	0.17	(2.26)
Cumulative effect of accounting change	—	0.51	—	—
	$(33,402.00)	$0.12	$1.83	$(0.61)
Weighted average common shares outstanding	1	8,956	8,959	8,980
Dilutive effect of warrants and stock options	—	—	941	957
Weighted average common shares outstanding assuming dilution	1	8,956	9,900	9,937

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
January 3, 2004 and December 28, 2002

	Post-Merger	Pre-Merger
	2003	2002
	In thousands, except share amounts
ASSETS
Cash and cash equivalents	$19,371	$10,938
Accounts receivable, net	57,018	59,027
Inventories, net	72,523	69,348
Deferred income taxes	—	13,631
Salespersons overdrafts, net of allowance of $10,953 and $8,034, respectively	30,062	25,585
Prepaid expenses and other current assets	10,446	8,614
Total current assets	189,420	187,143
Property and equipment, net	105,593	65,448
Goodwill	746,025	14,450
Intangibles, net	644,654	479
Deferred financing costs, net	23,809	22,665
Pension assets, net	—	21,122
Other assets	10,857	16,214
	$1,720,358	$327,521
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Short-term borrowings	$13,013	$8,960
Accounts payable	17,009	13,893
Accrued employee compensation and related taxes	28,124	31,354
Commissions payable	16,736	15,694
Customer deposits	149,809	133,840
Income taxes payable	8,840	7,316
Interest payable	4,910	10,789
Current portion of long-term debt	—	17,094
Deferred income taxes	4,283	—
Other accrued liabilities	14,065	14,968
Current liabilities of discontinued operations	3,100	4,323
Total current liabilities	259,889	258,231
Long-term debt - less current maturities	685,407	563,334
Redeemable preferred stock (liquidation preference: $99,052)	135,272	—
Deferred income taxes	231,890	9,668
Pension liabilities, net	18,695	—
Other noncurrent liabilities	4,664	7,978
Total liabilities	1,335,817	839,211
Commitments and contingencies
Redeemable preferred stock (liquidation preference: $86,318)	—	70,790
Common stock $.01 par value; authorized: 2,000,000 shares; issued and outstanding: 1,000 shares at January 3, 2004	—	—
Common stock	—	1,003
Additional paid-in-capital	417,934	20,964
Officer notes receivable	—	(1,625)
Accumulated deficit	(33,402)	(592,005)
Accumulated other comprehensive income (loss)	9	(10,817)
Total shareholders’ equity (deficit)	384,541	(582,480)
	$1,720,358	$327,521

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Post-Merger	Pre-Merger
	Five Months	Seven Months
	2003	2003	2002	2001
	In thousands
Net (loss) income	$(33,402)	$7,640	$29,906	$4,100
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation	13,900	12,649	24,645	25,910
Amortization of debt discount, premium and deferred financing costs	1,611	3,112	7,422	6,960
Other amortization	20,621	1,939	2,252	2,708
Depreciation and amortization of discontinued operations	—	—	—	1,202
Accrued interest on redeemable preferred stock	5,598	842	—	—
Deferred income taxes	(19,577)	(1,500)	11,805	(2,237)
Loss on redemption of debt	503	13,878	1,765	—
Cumulative effect of accounting change, net of tax	—	(4,585)	—	—
Other	180	2,765	(959)	3,038
Changes in assets and liabilities:
Accounts receivable	(1,888)	4,576	(2,789)	8,706
Inventories	21,102	14,293	1,166	20,716
Salespersons overdrafts	(4,840)	1,645	2,452	(810)
Prepaid expenses and other current assets	(4,724)	3,405	(891)	2,423
Pension liabilities/assets	(1,478)	(750)	(5,983)	(6,875)
Accounts payable	8,794	(5,969)	(4,828)	(5,709)
Accrued employee compensation and related taxes	6,487	(9,998)	3,962	(3,434)
Commissions payable	(24,953)	25,632	(2,945)	(1,256)
Customer deposits	90,845	(76,069)	7,440	17,552
Income taxes payable	(6,773)	8,288	(9,624)	1,785
Interest payable	871	(6,750)	222	471
Net liabilities of discontinued operations	(326)	(897)	(5,159)	6,982
Other	(767)	(939)	(4,387)	(10,585)
Net cash provided by (used for) operating activities	71,784	(6,793)	55,472	71,647
Acquisition of businesses, net of cash acquired	(10,936)	(5,008)	—	—
Purchases of property and equipment	(17,041)	(6,129)	(22,843)	(22,205)
Purchases of property and equipment related to discontinued operations	—	—	—	(496)
Proceeds from sale of property and equipment	7	90	1,256	4,204
Proceeds from sale of business	—	—	—	2,500
Other investing activities, net	(18)	(828)	(1,225)	168
Net cash used for investing activities	(27,988)	(11,875)	(22,812)	(15,829)
Net short-term borrowings	620	1,500	8,960	—
Repurchase of common stock and warrants	—	(471,044)	(2,851)	(396)
Principal payments on long-term debt	(25,000)	(379,270)	(60,855)	(38,874)
Redemption of senior subordinated notes payable	(9,325)	—	(8,456)	—
Proceeds from issuance of long-term debt	3,705	475,000	—	—
Proceeds from issuance of common stock	—	417,934	—	—
Debt financing costs	—	(20,212)	(1,620)	—
Merger costs	—	(12,608)	—	—
Other financing activities, net	—	1,625	—	—
Net cash (used for) provided by financing activities	(30,000)	12,925	(64,822)	(39,270)
Effect of exchange rate changes on cash and cash equivalents	144	236	—	—
Increase (decrease) in cash and cash equivalents	13,940	(5,507)	(32,162)	16,548
Cash and cash equivalents, beginning of period	5,431	10,938	43,100	26,552
Cash and cash equivalents, end of period	$19,371	$5,431	$10,938	$43,100
Supplemental information:
Income taxes paid	$8,398	$1,895	$31,492	$5,004
Interest paid	$23,703	$32,162	$61,542	$71,604

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common shares		Additional paid-in- capital	Additional paid-in-	Officer notes	Accumulated	Accumulated other compre- hensive income
Pre-Merger	Number	Amount	warrants	capital	receivable	deficit	(loss)	Total
	In thousands
Balance—December 30, 2000	8,993	$1,015	$24,733	$—	$(1,775)	$(604,102)	$(6,191)	$(586,320)
Net income						4,100		4,100
Change in cumulative translation adjustment							(1,502)	(1,502)
Transition adjustment relating to the adoption of SFAS 133, net of $1,194 tax							(1,821)	(1,821)
Change in fair value of interest rate swap agreement, net of $1,021 tax							(1,566)	(1,566)
Adjustment in minimum pension liability, net of $931 tax							(1,423)	(1,423)
Comprehensive loss								(2,212)
Preferred stock dividends						(9,670)		(9,670)
Preferred stock accretion						(532)		(532)
Repurchase of common stock	(28)	(9)			368	(755)		(396)
Balance—December 29, 2001	8,965	$1,006	$24,733	$—	$(1,407)	$(610,959)	$(12,503)	$(599,130)
Net income						29,906		29,906
Change in cumulative translation adjustment							579	579
Change in fair value of interest rate swap agreement, net of $1,351 tax							2,065	2,065
Adjustment in minimum pension liability, net of $627 tax							(958)	(958)
Comprehensive income								31,592
Preferred stock dividends						(11,097)		(11,097)
Preferred stock accretion						(650)		(650)
Repurchase of common stock	(9)	(3)			126	(268)		(145)
Reacquisition of warrants to purchase common shares			(3,769)			1,063		(2,706)
Interest accrued on officer notes receivable					(344)			(344)
Balance—December 28, 2002	8,956	$1,003	$20,964	$—	$(1,625)	$(592,005)	$(10,817)	$(582,480)
Net income						7,640		7,640
Change in cumulative translation adjustment							(278)	(278)
Change in fair value of interest rate swap agreement,								—
net of $846 tax							1,293	1,293
Comprehensive income								8,655
Preferred stock dividends						(6,148)		(6,148)
Preferred stock accretion						(377)		(377)
Payment on officer notes receivable					1,625			1,625
Repurchase of common stock and warrants	(8,956)	(1,003)	(20,964)			(449,077)		(471,044)
Issuance of common stock	1	—		417,934				417,934
Effect of purchase accounting						1,039,967	9,802	1,049,769
Balance—July 29, 2003	1	$—	$—	$417,934	$—	$—	$—	$417,934
Post-Merger
Balance July 29, 2003	1	$—	$—	$417,934	$—	$—	$—	$417,934
Net loss						(33,402)		(33,402)
Change in cumulative translation adjustment							9	9
Comprehensive loss								(33,393)
Balance—January 3, 2004	1	$—	$—	$417,934	$—	$(33,402)	$9	$384,541

The accompanying notes are an integral part of the consolidated financial statements.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements for the pre-merger period from December 29, 2002 through July 29, 2003 were prepared using our historical basis of accounting. As a result of the merger transaction as discussed in Note 2, we applied purchase accounting and a new basis of accounting began on July 29, 2003. We have reflected a pre-merger period from December 29, 2002 to July 29, 2003 (seven months) and a post-merger period from July 30, 2003 to January 3, 2004 (five months) in our consolidated financial statements for fiscal 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of Jostens, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current year presentation and to conform with recent accounting pronouncements and guidance. The reclassifications had no impact on net earnings as previously reported.

Fiscal Year

We utilize a fifty-two, fifty-three week fiscal year ending on the Saturday nearest December 31. The post-merger period in 2003 and fiscal years 2002 and 2001 ended on January 3, 2004, December 28, 2002 and December 29, 2001, respectively. The combined pre-merger and post-merger periods in 2003 consisted of fifty-three weeks while fiscal years 2002 and 2001 each consisted of fifty-two weeks.

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

Allowance for Doubtful Accounts

We make estimates of potentially uncollectible customer accounts receivable. We believe that our credit risk for these receivables is limited because of our large number of customers and the relatively small account balances for most of our customers. We evaluate the adequacy of the allowance on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a customer’s ability to repay and prevailing economic conditions. We make adjustments to the allowance balance if the evaluation of allowance requirements differs from the

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Sales Returns

We make estimates of potential future product returns related to current period product revenue. We evaluate the adequacy of the allowance on a periodic basis. This evaluation includes historical returns experience, changes in customer demand and acceptance of our products and prevailing economic conditions. We make adjustments to the allowance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Allowance for Salespersons Overdrafts

We make estimates of potentially uncollectible receivables arising from sales representative draws paid in excess of earned commissions. For veteran sales representatives, these estimates are based on historical commissions earned and length of service. For newer sales representatives, receivables arising from draws paid in excess of earned commissions are fully reserved. We evaluate the adequacy of the allowance on a periodic basis. The evaluation includes historical loss experience, length of time receivables are past due, adverse situations that may affect a sales representative’s ability to repay and prevailing economic conditions. We make adjustments to the allowance balance if the evaluation of allowance requirements differs from the actual aggregate reserve. This evaluation is inherently subjective and estimates may be revised as more information becomes available.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by using standard costing, which approximates the first-in, first-out (FIFO) method for all inventories except gold and certain other precious metals, which are determined using the last-in, first-out (LIFO) method. Cost includes direct materials, direct labor and applicable overhead. LIFO inventories were $0.1 million at the end of 2003 and 2002 and approximated replacement cost. Obsolescence reserves are provided as necessary in order to approximate inventories at market value.

Property and Equipment

Property and equipment are stated at historical cost for the pre-merger period through July 29, 2003, at which time we adjusted property and equipment to fair value in accordance with purchase accounting. Maintenance and repairs are charged to operations as incurred. Major renewals and betterments are capitalized. Depreciation is determined for financial reporting purposes by using the straight-line method over the following estimated useful lives:

Years
Buildings	15 to 40
Machinery and equipment	3 to 10
Capitalized software	2 to 5

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capitalization of Internal-Use Software

We capitalize costs of software developed or obtained for internal use once the preliminary project stage has concluded, management commits to funding the project and it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and ready for its intended use.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are originally recorded at their fair values at date of acquisition. Goodwill and indefinite-lived intangibles are no longer amortized, but are tested annually for impairment, or more frequently if impairment indicators occur, as further described in ITEM 7 “Critical Accounting Policies”. Prior to fiscal 2002, goodwill and intangibles were amortized over their estimated useful lives, not to exceed a period of forty years. Definite-lived intangibles are amortized over their estimated useful lives and are evaluated for impairment annually, or more frequently if impairment indicators are present, using a process similar to that used to test other long-lived assets for impairment.

Impairment of Long-Lived Assets

We evaluate our long-lived assets, including intangible assets with finite lives, in compliance with Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate we utilize to evaluate potential investments.

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

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the change in deferred taxes during the year. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition and Warranty Costs

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

Foreign Currency Translation

Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in other comprehensive income (loss).

Supplier Concentration

We purchase substantially all precious, semiprecious and synthetic stones from a single supplier located in Germany, whom we believe is also a supplier to our major class ring competitors in the United States.

Derivative Financial Instruments

We account for all derivatives in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, as amended. SFAS 133 requires that we recognize all derivatives on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Effective December 31, 2000, the beginning of fiscal year 2001, we adopted SFAS 133 and recognized a $1.8 million, net-of-tax cumulative effect adjustment in other comprehensives income (loss). Changes in the fair value of derivatives are recorded in earnings or other comprehensive income (loss), based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income (loss) are reclassified into earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of a derivative’s change in fair value is recognized in earnings in the current period.

(Loss) Earnings Per Common Share

Basic (loss) earnings per share are computed by dividing net (loss) income available to common shareholder(s) by the weighted average number of outstanding common shares. Diluted earnings per share are computed by dividing net income available to common shareholder(s) by the weighted average number of outstanding common shares and common share equivalents. Common share equivalents include the dilutive effects of warrants and options.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no common share equivalents outstanding subsequent to the merger on July 29, 2003 as discussed in Note 2. For the pre-merger period in 2003, approximately 0.9 million shares of common share equivalents were excluded in the computation of net (loss) earnings per share since they were antidilutive due to the net loss incurred in the period. For 2002, options to purchase 44,750 shares of common stock were outstanding, but were excluded from the computation of common share equivalents because they were antidilutive.

Stock-Based Compensation

We apply the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options granted to employees and non-employee directors. Accordingly, no compensation cost has been reflected in net income for these plans since all options are granted at or above fair value. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”. There were no stock options outstanding subsequent to the merger on July 29, 2003, as discussed in Note 2.

	Pre-Merger
	Seven Months
	2003	2002	2001
	In thousands, except per-share data
Net income (loss) available to common shareholders
As reported	$1,115	$18,159	$(6,102)
Add stock-based employee compensation expense included in reported net income available to common shareholders, net of tax effects	7,608	—	—
Deduct total stock-based employee compensation expense determined under fair value based method for all awards, net of tax effects	(2,185)	(483)	(375)
Proforma net income (loss) available to common shareholders	$6,539	$17,676	$(6,477)
Net income (loss) per share
Basic—as reported	$0.12	$2.03	$(0.68)
Basic—proforma	$0.73	$1.97	$(0.72)
Diluted—as reported	$0.12	$1.83	$(0.61)
Diluted—proforma	$0.66	$1.79	$(0.65)

New Accounting Standards

SFAS 143—Accounting for Asset Retirement Obligations

In the first quarter of fiscal 2003, we adopted SFAS 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Adoption of this Statement had no impact on our financial statements.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 146—Accounting for Costs Associated with Exit or Disposal Activities

In the first quarter of fiscal 2003, we adopted SFAS 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value. Adoption of this Statement had no impact on our financial statements.

SFAS 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

As of June 29, 2003, we adopted SFAS 150, which establishes guidance for how certain financial instruments with characteristics of both liabilities and equity are classified and requires that a financial instrument that is within its scope be classified as a liability (or as an asset in some circumstances). We determined that the characteristics of our redeemable preferred stock were such that the securities should be classified as a liability and we recognized a $4.6 million cumulative effect of a change in accounting principle upon adoption. Restatement of prior periods was not permitted. We assessed the value of our redeemable preferred stock at the present value of the settlement obligation using the rate implicit at inception of the obligation, thus recognizing a discount of $19.7 million. The redeemable preferred stock was reclassified to the liabilities section of our consolidated balance sheet and the preferred dividend and related discount amortization were subsequently recorded as interest expense in our results of operations rather than as a reduction to retained earnings. We did not provide any tax benefit in connection with the cumulative effect adjustment because payment of the related preferred dividend and the discount amortization are not tax deductible.

Unaudited proforma amounts assuming the change in accounting principle had been in effect since the beginning of 2001 are as follows:

	Post-Merger	Pre-Merger
	Five Months	Seven Months
	2003	2003	2002	2001
	In thousands, except per share data
Net (loss) income available to common shareholder(s)
As reported	$(33,402)	$1,115	$18,159	$(6,102)
Dividends and accretion on redeemable preferred shares previously reported	—	6,525	11,747	10,202
Reverse cumulative effect of accounting change	—	(4,585)	—	—
Proforma interest expense	—	(5,528)	(10,395)	(8,788)
Proforma net (loss) income available to common shareholder(s)	$(33,402)	$(2,473)	$19,511	$(4,688)
Net (loss) income per share
Basic—as reported	$(33,402.00)	$0.12	$2.03	$(0.68)
Basic—proforma	$(33,402.00)	$(0.28)	$2.18	$(0.52)
Diluted—as reported	$(33,402.00)	$0.12	$1.83	$(0.61)
Diluted—proforma	$(33,402.00)	$(0.28)	$1.97	$(0.47)

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SFAS 132 (Revised)—Employers’ Disclosures about Pensions and Other Postretirement Benefits

As of January 3, 2004, we adopted the provisions of SFAS 132 (Revised), which amends the disclosure requirements of SFAS 132 to require more complete information in both annual and interim financial statements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and postretirement benefit plans. A discussion of our accounting policy and the required disclosures under the revised provisions of SFAS 132 are included in Note 12. Adoption of this Statement had no impact on our financial statements.

FSP 106-1—Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. Under this bill, postretirement plans with prescription drug benefits that are at least “actuarially equivalent” to the Medicare Part D benefit will be eligible for a 28% subsidy. In response to this bill, on January 12, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-1. FSP 106-1 addresses how to incorporate this subsidy into the calculation of the accumulated periodic benefit obligation (APBO) and net periodic postretirement benefit costs, and also allows plan sponsors to defer recognizing the effects of the bill in the accounting for its postretirement plan under SFAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, until further authoritative guidance on the accounting for the federal subsidy is issued. As the measurement date for our postretirement benefit plan is September 30, 2003, the APBO and the net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the bill on the plan. In addition, specific authoritative guidance on the accounting for the federal subsidy is pending, and when issued, could require a change to previously reported information. We have deferred adoption of this standard, as is allowed under FSP 106-1, until further guidance is issued.

2.   Merger

On June 17, 2003, we entered into a merger agreement with Jostens Holding Corp. (formerly known as Ring Holding Corp.) and Ring Acquisition Corp., an entity organized for the sole purpose of effecting a merger on behalf of DLJ Merchant Banking Partners III, L.P. and certain of its affiliated funds (collectively, the “DLJMB Funds. On July 29, 2003, Ring Acquisition Corp. merged with and into Jostens, Inc., with Jostens, Inc. becoming the surviving company and an indirect subsidiary of Jostens Holding Corp. (the “merger”). As a result of the merger, the DLJMB Funds and certain co-investors beneficially own 99% of the outstanding voting securities of Jostens Holding Corp. and certain members of our senior management and directors own the remaining 1%.

In connection with the merger, we received $417.9 million of proceeds from a capital contribution by Jostens IH Corp. (“JIHC”), which was established for purposes of the merger. We used the proceeds from the capital contribution, along with incremental borrowings under our new senior secured credit facility, to repurchase all previously outstanding common stock and warrants. We paid $471.0 million to holders of common stock and warrants representing a cash payment of $48.25 per share. In addition, we paid approximately $41.2 million of fees and expenses associated with the merger including $12.6 million of compensation expense representing the excess of the fair market value over the exercise price of

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding stock options, $12.6 million of capitalized merger costs and $16.0 million of expensed costs consisting primarily of investment banking, legal and accounting fees. We also recognized $2.6 million of transaction costs as a result of writing off certain prepaid management fees having no future value.

Also in connection with the merger, we refinanced our senior secured credit facility through the establishment of a new senior secured credit facility. We received $475.0 million in borrowings under the new credit facility and repaid $371.1 million of outstanding indebtedness under the old credit facility. In addition, we incurred transaction fees and related costs of $20.2 million associated with the new credit facility, which have been capitalized and are being amortized as interest expense over the life of the facility. We also wrote off the unamortized balance of $13.9 million relating to deferred financing costs associated with the old credit facility.

Merger Accounting

Beginning on July 29, 2003, Jostens, Inc. and JIHC, a subsidiary of Jostens Holding Corp., accounted for the merger as a purchase in accordance with the provisions of SFAS 141, “Business Combinations”, which requires a valuation for the assets and liabilities of JIHC and its subsidiaries based upon the fair values as of the date of the merger. As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, we have reflected all applicable purchase accounting adjustments recorded by JIHC in our consolidated financial statements for all SEC filings covering periods subsequent to the merger (“purchase accounting”). Purchase accounting requires us to establish a new basis for our assets and liabilities based on the amount paid for ownership at July 29, 2003. Accordingly, JIHC’s ownership basis is reflected in our consolidated financial statements beginning upon completion of the merger. In order to apply purchase accounting, JIHC’s purchase price of $471.0 million was allocated to the assets and liabilities based on their relative fair values and $417.9 million was reflected in shareholders’ equity of Jostens, Inc. as the value of JIHC’s ownership upon completion of the merger. Immediately prior to the merger, shareholders’ equity of Jostens, Inc. was a deficit of approximately $578.7 million. As of January 3, 2004, our preliminary allocation of the purchase price is as follows:

In thousands
Current assets	$165,280
Property and equipment	101,989
Intangible assets	660,399
Goodwill	727,633
Other assets	18,622
Current liabilities	(199,776)
Long-term debt	(594,494)
Redeemable preferred stock	(126,511)
Deferred income taxes	(253,577)
Other liabilities	(28,521)
$471,044

We have estimated the fair value of our assets and liabilities, including intangible assets and property and equipment, as of the merger date, utilizing information available at the time that our consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information has been obtained. We also recognized the funding status of our pension and postretirement benefit plans as of July 29, 2003 and updated the calculation of our post-merger pension expense.

As a result of the merger, in accordance with SFAS 141, we have reflected a pre-merger period from December 29, 2002 to July 29, 2003 (seven months) and a post-merger period from July 30, 2003 to January 3, 2004 (five months) in our consolidated financial statements for fiscal 2003.

3.   Accumulated Comprehensive Income (Loss)

The following amounts were included in accumulated other comprehensive income (loss) as of the dates indicated:

			Fair value	Accumulated
	Foreign	Minimum	of interest	other
	currency	pension	rate swap	comprehensive
Pre-Merger	translation	liability	agreement	income (loss)
	In thousands
Balance at December 30, 2000	$(5,243)	$(948)	$—	$(6,191)
Transition adjustment relating to adoption of SFAS 133	—	—	(1,821)	(1,821)
Current period change	(1,502)	(1,423)	(1,566)	(4,491)
Balance at December 29, 2001	(6,745)	(2,371)	(3,387)	(12,503)
Current period change	579	(958)	2,065	1,686
Balance at December 28, 2002	(6,166)	(3,329)	(1,322)	(10,817)
Pre-merger period change	(278)	—	1,293	1,015
Effect of purchase accounting	6,444	3,329	29	9,802
Balance at July 29, 2003	$—	$—	$—	$—
Post-Merger
Balance at July 29, 2003	$—	$—	$—	$—
Post-merger period change	9	—	—	9
Balance at January 3, 2004	$9	$—	$—	$9

4.   Accounts Receivable and Inventories

Net accounts receivable were comprised of the following:

	Post-Merger	Pre-Merger
	2003	2002
	In thousands
Trade receivables	$64,993	$67,181
Allowance for doubtful accounts	(2,184)	(2,557)
Allowance for sales returns	(5,791)	(5,597)
Accounts receivable, net	$57,018	$59,027

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net inventories were comprised of the following:

	Post-Merger	Pre-Merger
	2003	2002
	In thousands
Raw materials and supplies	$11,416	$10,810
Work-in-process	28,084	27,347
Finished goods	34,713	32,850
Reserve for obsolescence	(1,690)	(1,659)
Inventories, net	$72,523	$69,348

Precious Metals Consignment Arrangement

We have a precious metals consignment arrangement with a major financial institution whereby we have the ability to obtain up to $30.0 million in consigned inventory. We expensed consignment fees related to this facility of $0.2 million in the post-merger period of 2003, $0.2 million in the pre-merger period of 2003 and $0.3 million and $0.5 million in 2002 and 2001, respectively. Under the terms of the consignment arrangement, we do not own the consigned inventory until it is shipped in the form of a product to our customer. Accordingly, we do not include the value of consigned inventory nor the corresponding liability in our financial statements. The value of consigned inventory as of the end of 2003 and 2002 was $24.1 million and $17.4 million, respectively.

5.   Property and Equipment

As of the end of 2003 and 2002, net property and equipment consisted of:

	Post-Merger	Pre-Merger
	2003	2002
	In thousands
Land	$12,617	$2,795
Buildings	26,925	36,332
Machinery and equipment	66,554	201,421
Capitalized software	13,410	40,242
Total property and equipment	119,506	280,790
Less accumulated depreciation and amortization	13,913	215,342
Property and equipment, net	$105,593	$65,448

Property and equipment are stated at historical cost for the pre-merger period through July 29, 2003, at which time we adjusted property and equipment to fair value in accordance with purchase accounting. Depreciation expense was $13.9 million for the post-merger period in 2003 and $12.6 million for the pre-merger period in 2003. Depreciation expense for 2002 and 2001 was $24.6 million and $25.9 million, respectively. The amount in 2001 relates to continuing operations. Amortization related to capitalized software is included in depreciation expense and totaled $2.6 million for the post-merger period in 2003, $3.8 million for the pre-merger period in 2003 and $6.9 million and $6.6 million in 2002 and 2001, respectively.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Goodwill and Other Intangible Assets

On December 30, 2001, the beginning of fiscal year 2002, we adopted SFAS 142 “Goodwill and Other Intangible Assets”, which provides that goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators occur. Separable intangible assets that are deemed to have a definite life continue to be amortized over their useful lives. Had the provisions of SFAS 142 been in effect during fiscal year 2001, net loss available to common shareholders would have decreased by $1.0 million or $.09 per diluted share and income from continuing operations would have increased by $0.5 million or $.05 per diluted share.

Goodwill

The changes in the net carrying amount of goodwill were as follows:

	Post-Merger	Pre-Merger
	Five Months	Seven Months
	2003	2003	2002
	In thousands
Balance at beginning of period	$679,231	$14,450	$13,759
Goodwill acquired during the period	10,954	664,668	678
Purchase price adjustments	55,768	—	—
Currency translation	72	113	13
Balance at end of period	$746,025	$679,231	$14,450

Other Intangible Assets

Information regarding our other intangible assets as of the end of 2003 and 2002 is as follows:

	Post-Merger
	2003
		Gross
	Estimated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
	In thousands
School relationships	10 years	$330,000	$(14,540)	$315,460
Order backlog	1.5 years	48,700	(2,190)	46,510
Internally developed software	2 to 5 years	12,200	(1,447)	10,753
Patented/unpatented technology	3 years	11,000	(1,612)	9,388
Customer relationships	4 to 8 years	8,666	(1,135)	7,531
Other	3 years	24	(12)	12
		410,590	(20,936)	389,654
Trademarks	Indefinite	255,000	—	255,000
		$665,590	$(20,936)	$644,654

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pre-Merger
	2002
		Gross
	Estimated	Carrying	Accumulated
	Useful Life	Amount	Amortization	Net
	In thousands
Customer relationships	5 years	$510	$(51)	$459
Other	3 years	24	(4)	20
		$534	$(55)	$479

Amortization expense was $20.3 million for the post-merger period in 2003 and $0.6 million for the pre-merger period in 2003. Amortization expense for 2002 and 2001 was $0.1 million and $0.5 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of January 3, 2004 is as follows:

In thousands
2004	$87,901
2005	41,051
2006	38,769
2007	35,470
2008	34,473
$237,664

The increase in goodwill and other intangible assets is predominantly attributable to the effect of purchase accounting in connection with the merger as discussed in Note 2. In addition, we acquired the net assets of a photography business in January 2003 for $5.0 million in cash. The purchase price allocation was $0.4 million to net tangible assets, $3.2 million to amortizable intangible assets and $1.4 million to goodwill. We also acquired the net assets of a printing business in September 2003 for $10.9 million in cash. The purchase price allocation was $0.7 million to net tangible assets, $4.5 million to amortizable intangible assets and $5.7 million to goodwill.

Acquisitions are accounted for as purchases and, accordingly, have been included in our consolidated results of operations since the acquisition date. Purchase price allocations are subject to refinement until all pertinent information regarding the acquisition is obtained. Proforma results of operations have not been presented since the effect of these acquisitions on our financial position and results of operations is not material.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Long-term Debt

As of the end of 2003 and 2002, long-term debt consists of the following:

	Post-Merger	Pre-Merger
	2003	2002
	In thousands
Borrowings under senior secured credit facility:
Term Loan, variable rate, 3.72 percent at January 3, 2004,with semi-annual principal and interest payments throughJuly 2010	$453,705	$—
Term Loan A, variable rate, 3.65 percent at December 28, 2002, paid in full July 2003	—	58,602
Term Loan C, variable rate, 4.15 percent at December 28, 2002, paid in full July 2003	—	320,669
Senior subordinated notes, 12.75 percent fixed rate, including premiumof $22,717 at January 3, 2004, net of discount of $16,343 at December 28, 2002, with semi-annual interest payments of $13.3 million, principal due and payable at maturity—May 2010	231,702	201,157
	685,407	580,428
Less current portion	—	17,094
	$685,407	$563,334

Maturities of long-term debt, excluding $22.7 million of premium on our senior subordinated notes, as of the end of 2003 are as follows:

In thousands
2004	$—
2005	29,849
2006	41,789
2007	47,758
2008	59,698
Thereafter	483,596
$662,690

Senior Secured Credit Facility

In connection with the merger, we refinanced our senior secured credit facility through the establishment of a new senior secured credit facility, which consists of: (i) a $475.0 million term loan; (ii) a $150.0 million revolving credit facility; and (iii) $3.7 million drawn under an incremental $50.0 million change of control term loan, which was subsequently consolidated into the term loan. The proceeds of the change of control term loan were used solely to fund certain change of control payments due to holders of our 12.75% senior subordinated notes due May 2010 (the “notes”) who elected to tender their notes pursuant to the notes change of control offer that we commenced on July 30, 2003 (the “Notes Offer”). Commitment for the amounts not borrowed in respect of the $50.0 million change of control term loan terminated following the consummation of the Notes Offer and is not available for our future use. Substantially all of the assets of our operations were used to secure the new senior secured credit facility.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The term loan bears a variable interest rate based upon either the London Interbank Offered Rate (LIBOR) or an “alternative base rate”, which is based upon the greater of the federal funds effective rate plus 0.5% or the prime rate, plus a fixed margin. Future mandatory principal payment obligations under the term loan are due semi-annually beginning on July 2, 2005 at an amount equal to 2.63% of the current outstanding balance of the term loan. Thereafter, semi-annual principal payments gradually increase through July 2009 to an amount equal to 7.89% of the current outstanding balance of the term loan, with two final principal payments due in December 2009 and July 2010, each equal to 26.32% of the current outstanding balance of the term loan. In the post-merger period of 2003 and during 2002 and 2001, we voluntarily paid down $25.0 million, $40.0 million and $24.0 million, respectively, of our term loans. Deferred financing fees related to these voluntary prepayments, which are included in interest expense, totaled $0.6 million in the post-merger period of 2003 and $1.2 million and $0.8 million in 2002 and 2001, respectively.

Under the $150.0 million revolving credit facility, we may borrow funds and elect to pay interest under either LIBOR or the “alternative base rate” plus applicable margins. The revolving credit facility contains a sub-facility that allows our Canadian subsidiary to borrow funds not to exceed $20.0 million of the total $150.0 million facility. The revolving credit facility expires on July 29, 2008. At the end of 2003, there was $13.0 million outstanding in the form of short-term borrowings at our Canadian subsidiary at a weighted average interest rate of 6.25% and an additional $12.8 million outstanding in the form of letters of credit, leaving $124.2 million available under this facility.

The senior secured credit facility requires that we meet certain financial covenants, ratios and tests, including a maximum senior everage ratio, a maximum leverage ratio and a minimum interest coverage ratio. In addition, we are required to pay certain fees in connection with the senior secured credit facility, including letter of credit fees, agency fees and commitment fees. The senior secured credit facility and the notes contain certain cross-default and cross-acceleration provisions whereby default under or acceleration of one debt obligation would, consequently, cause a default or acceleration under the other debt obligation. At the end of 2003, we were in compliance with all covenants.

Senior Subordinated Notes

The notes are not collateralized and are subordinate in right of payment to the senior secured credit facility. The notes were issued with detachable warrants valued at $10.7 million. During 2002, we repurchased 79,015 warrants to purchase 149,272 actual equivalent shares of common stock for $2.7 million. In connection with the merger, all warrants that were outstanding immediately prior to the merger were cancelled and extinguished for $48.25 per equivalent common share, resulting in an aggregate payment of $13.3 million.

The notes were issued with an original issuance discount of $19.9 million. In accordance with purchase accounting, we recorded the notes at fair value based on the quoted market price as of the merger date, giving rise to a premium in the amount of $24.4 million and eliminating the unamortized discount of $15.5 million. The resulting premium is being amortized to interest expense through May 2010 and represents a $1.1 million reduction to interest expense during the post-merger period in 2003. The discount was also being amortized to interest expense and during the pre-merger period of 2003, 2002 and 2001, the amount of interest expense related to the amortization of discount on the notes was $0.8 million, $1.2 million and $1.1 million, respectively.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the post-merger period of 2003, we purchased $3.5 million principal amount of the notes pursuant to the Notes Offer and voluntarily redeemed an additional $5.0 million principal amount of the notes. As a result of these transactions, we recognized a loss of $0.5 million consisting of $0.8 million of premium paid on redemption of the notes and a net $0.3 million credit to write-off unamortized premium, original issuance discount and deferred financing costs.

During 2002, we voluntarily redeemed $7.5 million principal amount of the notes and recognized a loss of $1.8 million consisting of $1.0 million of premium paid on redemption of the notes and $0.8 million to write-off unamortized original issuance discount and deferred financing costs.

As of the end of 2003 and 2002, the fair value of our debt, excluding the notes, approximated its carrying value and is estimated based on quoted market prices for comparable instruments. The fair value of the notes as of the end of 2003 and 2002 was $239.8 million and $242.2 million, respectively, and was estimated based on the quoted market price.

8.   Redeemable Preferred Stock

In May 2000, we issued redeemable, payment-in-kind, preferred shares, having an initial liquidation preference of $60.0 million. The redeemable preferred shares are entitled to receive dividends at 14.0% per annum, compounded quarterly and payable either in cash or in additional shares of the same series of preferred stock. The redeemable preferred shares are subject to mandatory redemption by Jostens in May 2011 for a total amount of $272.6 million.

We ascribed $14.0 million of the initial liquidation preference value to detachable warrants to purchase 531,325 shares of our Class E common stock at an exercise price of $0.01 per share. In addition, $3.0 million of issuance costs were netted against the initial liquidation preference value and reflected as a reduction to the carrying amount of the preferred stock. Prior to our adoption of SFAS 150 on June 29, 2003, the carrying value of the preferred stock was being accreted to full liquidation preference value, plus unpaid preferred stock dividends, over the eleven-year period through charges to retained earnings. Upon adoption of SFAS 150, we assessed the value of our redeemable preferred stock at the present value of the settlement obligation using the rate implicit at inception of the obligation, thus recognizing a discount of $19.7 million and a $4.6 million cumulative effect of a change in accounting principle. The redeemable preferred stock was reclassified to the liabilities section of our consolidated balance sheet and the preferred dividend and related discount amortization were subsequently recorded as interest expense in our results of operations rather than as a reduction to retained earnings.

In connection with the merger, all warrants that were outstanding immediately prior to the merger were cancelled and extinguished for $48.25 per equivalent common share, resulting in an aggregate payment of $25.6 million. In accordance with purchase accounting, we recorded the redeemable preferred stock at fair value as of the merger date based on a third party appraisal, giving rise to a premium in the amount of $36.5 million and eliminating the unamortized discount of $19.6 million previously established with the adoption of SFAS 150. The resulting premium is being amortized to interest expense through 2011 and represents a $0.3 million reduction to interest expense during the post-merger period in 2003. During the pre-merger period of 2003, $0.1 million of discount was amortized to interest expense.

The aggregate liquidation preference outstanding of our redeemable preferred stock as of the end of 2003 and 2002 was $99.1 million and $86.3 million, respectively, including accrued dividends. We have

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4,000,000 shares of preferred stock, $.01 par value, authorized. We had 96,793 and 84,350 shares outstanding in the form of redeemable preferred stock as of the end of 2003 and 2002, respectively.

9.   Derivative Financial Instruments and Hedging Activities

Our involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts may be used to hedge the impact of currency fluctuations primarily on inventory purchases denominated in euros.

We used an interest rate swap agreement to modify risk from interest rate risk fluctuations associated with a specific portion of our underlying debt. The interest rate swap was designated as a cash flow hedge and was reflected at fair value in our consolidated balance sheets. Differences paid or received under the swap contract were recognized over the life of the contract as adjustments to interest expense. As the critical terms of the interest rate swap and the hedged debt matched, there was an assumption of no ineffectiveness for this hedge. At the end of 2002, the notional amount outstanding was $70.0 million and the fair value of the interest rate swap was a liability of $2.2 million ($1.3 million net of tax). The contract matured in August of 2003 and was not renewed.

10.   Commitments and Contingencies

Leases

We lease buildings, equipment and vehicles under operating leases. Future minimum rental commitments under noncancellable operating leases are $3.5 million, $1.4 million, $0.5 million and $0.1 million in 2004, 2005, 2006 and 2007, respectively. Rent expense was $1.7 million for the post-merger period and $2.4 million for the pre-merger period in 2003. Rent expense for 2002 and 2001 was $4.0 million and $3.5 million, respectively.

Forward Purchase Contracts

We are subject to market risk associated with changes in the price of gold. To mitigate our commodity price risk, we enter into forward contracts to purchase gold based upon the estimated ounces needed to satisfy projected customer demand. Our purchase commitment at the end of 2003 was $7.5 million with delivery dates occurring throughout 2004. These forward purchase contracts are considered normal purchases and therefore not subject to the requirements of SFAS 133. The fair market value of our open gold forward contracts at the end of 2003 was $8.3 million and was calculated by valuing each contract at quoted futures prices.

Gains or losses on forward contracts used to purchase inventory for which we have firm purchase commitments qualify as accounting hedges and are therefore deferred and recognized in income when the inventory is sold. Counter parties expose us to loss in the event of nonperformance as measured by the unrealized gains on the contracts. Exposure on our open gold forward contracts at the end of 2003 was $0.8 million.

Environmental

Our operations are subject to a wide variety of federal, state, local and foreign laws and regulations governing emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment and disposal of hazardous substances and other materials, and employee health and safety

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

matters. Also, as an owner and operator of real property or a generator of hazardous substances, we may be subject to environmental cleanup liability, regardless of fault, pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. As part of our environmental management program, we are currently involved in various environmental remediation activities. As sites are identified and assessed in this program, we determine potential environmental liabilities. Factors considered in assessing liability include, but are not limited to: whether we have been designated as a potentially responsible party, the number of other potentially responsible parties designated at the site, the stage of the proceedings and available environmental technology.

In 1996, we assessed the likelihood as probable that a loss had been incurred at one of our sites based on findings included in remediation reports and from discussions with legal counsel. Although we no longer own the site, we continue to manage the remediation project, which began in 2000. As of the end of 2003, we had made payments totaling $7.3 million for remediation at this site and our consolidated balance sheet included $0.9 million in “other accrued liabilities” related to this site. During 2001, we received reimbursement from our insurance carrier in the amount of $2.7 million, net of legal costs. While we may have an additional right of contribution or reimbursement under insurance policies, amounts recoverable from other entities with respect to a particular site are not considered until recoveries are deemed probable. We have not established a receivable for potential recoveries as of January 3. 2004. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of this matter will not be material.

Litigation

A federal antitrust action was served on us on October 23, 1998. The complainant, Epicenter Recognition, Inc. (Epicenter), alleged that we attempted to monopolize the market of high school graduation products in the state of California. Epicenter is a successor to a corporation formed by four of our former independent sales representatives. The plaintiff claimed damages of approximately $3.0 million to $10.0 million under various theories and differing sized relevant markets. Epicenter waived its right to a jury, so the case was tried before a judge in U.S. District Court in Orange County, California. On June 18, 2002, the Court found, among other things, that while our use of rebates, contributions and value-added programs are legitimate business practices widely practiced in the industry and do not violate antitrust laws, our use of multi-year Total Service Program contracts violated Section 2 of the Sherman Act because these agreements could “exclude competition by making it difficult for a new vendor to compete against Jostens.”

On July 12, 2002, the Court entered an initial order providing, among other things, that Epicenter be awarded damages of $1.00, trebled pursuant to Section 15 of the Clayton Act, and that in the state of California, Jostens was enjoined for a period of ten years from utilizing any contract, including those for Total Service Programs, for a period which extends for more than one year (the “Initial Order”). The Initial Order also provided for payment to Epicenter of reasonable attorneys fees and costs. We made a motion to set aside the Initial Order. On August 23, 2002, the Court entered its ruling on the motion, and granted, in part, our motion for relief from judgment, changing the Initial Order and enjoining us for only five years, and allowing us to enter into multi-year agreements in the following specific circumstances: (1) when a school requests a multi-year agreement, in writing and on its own accord, or (2) in response to a competitor’s offer to enter into a multi-year agreement. On August 23, 2002, the Court entered an additional order granting Epicenter’s motion for attorneys’ fees in the amount of $1.6 million plus $0.1 million in out-of-pocket expenses for a total award of $1.7 million. On September 12, 2002, we filed a

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notice of Appeal to the Ninth Circuit of the United States Court of Appeals. Payment of attorneys’ fees and costs were stayed pending appeal. In November 2002, we issued a letter of credit in the amount of $2.0 million to secure the judgment on attorneys’ fees and costs. Our brief on appeal was filed with the Court on February 13, 2003. Oral argument was scheduled by the Court and heard by a three-judge panel on October 7, 2003. On November 20, 2003, the Ninth Circuit panel completely reversed the decision of the lower court, holding that we had not violated antitrust laws because we did not possess a monopoly in the relevant market and that the lower court had erred when it founded an injunction under the California unfair competition law. The Ninth Circuit panel also reversed the grant of damages, costs, attorneys’ fees and the injunction. On January 6, 2004, the Ninth Circuit panel denied a Petition for Rehearing and for Rehearing En Banc that had been filed by Epicenter on December 4, 2003. In response to the appellate court’s reversal of the Initial Order, the trial court on March 19, 2004, entered a revised judgment for Jostens and against Epicenter on all claims. The case is now closed.

We are a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations, cash flows and financial position, if any, for the disposition of these matters, will not be material.

11.   Income Taxes

The following table summarizes the differences between income taxes computed at the federal statutory rate and income taxes from continuing operations for financial reporting purposes:

	Post-Merger	Pre-Merger
	Five Months 2003	Seven Months 2003	2002	2001
	In thousands
Federal statutory income tax rate	35%	35%	35%	35%
Federal (benefit) tax at statutory rate	$(17,975)	$4,113	$22,569	$15,790
State (benefit) tax, net of federal tax benefit	(2,420)	873	2,394	1,655
Foreign tax credits used (generated), net	2,033	—	(16,240)	—
Foreign earnings repatriation, net	933	—	9,278	—
Nondeductible interest expense	1,959	295	—	—
Nondeductible transaction costs	—	3,095	—	—
Capital loss resulting from IRS audit	—	—	(10,573)	—
(Decrease) increase in deferred tax valuation allowance	(2,383)	—	26,813	—
Other differences, net	(102)	319	1,973	1,130
(Benefit from) provision for income taxes from continuing operations	$(17,955)	$8,695	$36,214	$18,575

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The U.S. and foreign components of income from continuing operations before income taxes and the (benefit from) provision for income taxes attributable to earnings from continuing operations were as follows:

	Post-Merger	Pre-Merger
	Five Months 2003	Seven Months 2003	2002	2001
	In thousands
Domestic	$(55,969)	$10,648	$57,436	$38,172
Foreign	4,612	1,102	7,047	6,943
(Loss) Income from continuing operations before income taxes	$(51,357)	$11,750	$64,483	$45,115
Federal	$8	$7,977	$20,029	$8,144
State	(320)	1,609	2,289	1,592
Foreign	1,934	609	3,162	3,300
Total current income taxes	1,622	10,195	25,480	13,036
Deferred	(19,577)	(1,500)	10,734	5,539
(Benefit from) provision for income taxes from continuing operations	$(17,955)	$8,695	$36,214	$18,575

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A net deferred tax asset represents management’s best estimate of the tax benefits that will more likely than not be realized in future years at each reporting date. Significant components of the deferred income tax liabilities and assets as of the end of 2003 and 2002 consisted of:

	Post-Merger	Pre-Merger
	2003	2002
	In thousands
Tax depreciation in excess of book	$(7,043)	$(4,471)
Capitalized software development costs	(2,324)	(3,947)
Tax on unremitted non-U.S. earnings	(904)	(768)
Pension benefits	(21,976)	(17,129)
Basis difference on property and equipment	(15,506)	—
Basis difference on intangible assets	(251,978)	—
Other	(611)	(532)
Deferred tax liabilities	(300,342)	(26,847)
Reserves for accounts receivable and salespersons overdrafts	6,542	5,828
Reserves for employee benefits	16,867	15,424
Other reserves not recognized for tax purposes	3,341	3,326
Foreign tax credit carryforwards	14,392	16,425
Capital loss carryforwards	12,884	13,234
Basis difference on pension liabilities	17,488	—
Basis difference on long-term debt	14,691	—
Other	5,240	6,232
Deferred tax assets	91,445	60,469
Valuation allowance	(27,276)	(29,659)
Deferred tax assets, net	64,169	30,810
Net deferred tax (liability) asset	$(236,173)	$3,963

As a result of the merger, Jostens, Inc. became an indirect subsidiary of Jostens Holding Corp. effective July 29, 2003. Jostens Holding Corp. will file a consolidated federal income tax return beginning in 2004.

We recognized $258.2 million of net deferred tax liabilities in connection with the merger. This amount represents the tax effect for temporary differences between the carrying amount of assets and liabilities resulting from the purchase price allocation and the related tax bases. At the end of 2003, the net deferred tax liability related to temporary differences arising from our merger accounting was $235.3 million.

During 2002, we agreed to certain adjustments proposed by the Internal Revenue Service (IRS) in connection with its audit of our federal income tax returns filed for years 1996 through 1998. As a result of the audit, we agreed to pay additional federal taxes of $11.3 million. Combined with additional state taxes and interest charges, the liability related to these adjustments, which had previously been accrued, was approximately $17.0 million. During 2003, we filed an appeal with the IRS concerning a further proposed adjustment of approximately $8.0 million. While the appeal process may take up to two years to complete, we believe the outcome of this matter will not have a material impact on our results of operations.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the aforementioned audit, the IRS recharacterized as a capital loss approximately $27.0 million of notes that were written off in 1998. The notes were received in connection with the 1995 sale of a subsidiary. Since capital losses may only be used to offset future capital gains, we have provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to our capital losses may not be realized. At the end of 2003, we have capital loss carryforwards totaling approximately $32.6 million of which $27.0 million expire in 2004, $4.0 million expire in 2006 and $1.6 million expire in 2007.

During 2003 and 2002, we repatriated $3.0 million and $32.1 million, respectively, of earnings from our Canadian subsidiary. We were unable to fully utilize all foreign tax credits generated in connection with the distributions. During 2003, we reduced our deferred tax asset balance and related valuation allowance by $2.4 million to reflect foreign tax credit carryforwards as reported on our 2002 income tax return. At the end of 2003, we have foreign tax credit carryforwards totaling $14.4 million of which approximately $13.5 million expire in 2007 and $0.9 million expire in 2008. We have provided a valuation allowance for the entire related deferred tax asset because the tax benefit related to the foreign tax credits may not be realized. During 2003 and 2002, we provided deferred income taxes of $0.1 million and $0.8 million on approximately $0.5 million and $4.0 million, respectively, of unremitted Canadian earnings that are no longer considered permanently invested.

12.   Benefit Plans

Pension and Other Postretirement Benefits

We have noncontributory defined-benefit pension plans that cover nearly all employees. The benefits provided under the plans are based on years of service, age eligibility and employee compensation. We have funded the benefits for our qualified pension plans through pension trusts, the objective being to accumulate sufficient funds to provide for future benefits. In addition to our qualified pension plans, we have unfunded, non-qualified pension plans covering certain employees, which provide for benefits in addition to those provided by the qualified plans. We also provide certain medical and life insurance benefits for eligible retirees, including their spouses and dependents. Generally, the postretirement benefits require contributions from retirees.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the benefit obligations, plan assets and funded status of the plans for our qualified and non-qualified plans in aggregate and for our postretirement benefits at the respective period end based on a measurement date of September 30:

	Pension benefits			Postretirement benefits
	Post-Merger	Pre-Merger		Post-Merger	Pre-Merger
	Five Months 2003	Seven Months 2003	2002	Five Months 2003	Seven Months 2003	2002
	In thousands
Change in benefit obligation
Benefit obligation beginning of period	$201,857	$185,388	$165,676	$6,309	$8,942	$6,392
Service cost	983	4,846	4,944	6	65	89
Interest cost	2,109	10,176	11,705	60	388	438
Plan amendments	—	—	477	—	—	(129)
Actuarial loss (gain)	5,792	8,935	11,282	313	(2,170)	2,997
Benefits paid	(1,488)	(7,488)	(8,696)	(135)	(916)	(845)
Benefit obligation end of period	$209,253	$201,857	$185,388	$6,553	$6,309	$8,942
Change in plan assets
Fair value of plan assets beginning of period	$189,923	$165,929	$189,823	$—	$—	$—
Actual return (loss) on plan assets	4,428	29,975	(17,011)	—	—	—
Company contributions	294	1,507	1,813	135	916	845
Benefits paid	(1,488)	(7,488)	(8,696)	(135)	(916)	(845)
Fair value of plan assets end of period	$193,157	$189,923	$165,929	$—	$—	$—
Funded status
Funded status end of period(1)	$8,733		$4,668	$—		$—
Unfunded status end of period(2)	(24,829)		(24,127)	(6,553)		(8,943)
Net unfunded status end of period	(16,096)		(19,459)	(6,553)		(8,943)
Unrecognized cost:
Net actuarial loss	4,314		47,449	312		5,709
Transition amount	—		(830)	—		—
Prior service cost	—		3,319	—		(157)
Net amount recognized	$(11,782)		$30,479	$(6,241)		$(3,391)
Amounts recognized in the consolidated
balance sheets consist of:
Prepaid benefit cost	$12,579		$47,239	$—		$—
Accrued benefit cost	(24,361)		(22,549)	(6,241)		(3,391)
Intangible asset	—		341	—		—
Accumulated conprehensive income—pre-tax	—		5,448	—		—
Net amount recognized	$(11,782)		$30,479	$(6,241)		$(3,391)

(1)   Relates to all qualified pension plans

(2)   Relates to all non-qualified pension and postretirement benefit plans

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2003, interest rates had not returned to the levels of prior years, which required us to change the discount rate assumption from 6.75% to 6.00% for the pension and postretirement plans. This increased the year-end benefit obligations and accounts for the majority of the amounts shown as 2003 actuarial loss.

In accordance with purchase accounting, we recognized the funding status of our pension and postretirement benefit plans as of July 29, 2003. At the end of 2003, the unrecognized net actuarial loss for pension benefits was $4.3 million.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $197.1 million and $174.1 million at the end of 2003 and 2002, respectively. The ABO differs from the benefit obligation shown in the table in that it includes no assumption about future compensation levels.

Non-qualified pension plans, included in the tables above, with obligations in excess of plan assets were as follows:

	Post-Merger	Pre-Merger
	2003	2002
	In thousands
Projected benefit obligation	$24,829	$24,127
Accumulated benefit obligation	23,578	22,549
Fair value of plan assets	—	—

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for one qualified plan with obligations in excess of plan assets at the end of 2002 were $88.1 million, $78.4 million and $87.3 million, respectively.

Net periodic benefit expense (income) of the pension and other postretirement benefit plans included the following components:

	Pension benefits
	Post-Merger	Pre-Merger
	Five Months 2003	Seven Months 2003	2002	2001
	In thousands
Service cost	$983	$4,846	$4,944	$4,690
Interest cost	2,109	10,176	11,705	10,900
Expected return on plan assets	(2,950)	(16,973)	(21,569)	(19,838)
Amortization of prior year service cost	—	1,548	1,837	1,868
Amortization of transition amount	—	(461)	(714)	(875)
Amortization of net actuarial loss (gain)	—	439	(1,626)	(2,518)
Net periodic benefit expense (income)	$142	$(425)	$(5,423)	$(5,773)

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Postretirement benefits
	Post-Merger	Pre-Merger
	Five Months 2003	Seven Months 2003	2002	2001
	In thousands
Service cost	$6	$65	$89	$66
Interest cost	60	388	438	372
Amortization of prior year service cost	—	(16)	(7)	(7)
Amortization of net actuarial loss	—	232	186	—
Net periodic benefit expense	$66	$669	$706	$431

Assumptions

Weighted-average assumptions used to determine end of year benefit obligations are as follows:

	Pension benefits		Postretirement benefits
	2003	2002	2003	2002
Discount rate	6.00%	6.75%	6.00%	6.75
Rate of compensation increase	6.30%	6.30%	—	—

Weighted-average assumptions used to determine net periodic benefit cost for the year are as follows:

	Pension benefits		Postretirement benefits
	2003	2002	2003	2002
Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term rate of return on plan assets	9.50%	10.00%	—	—
Rate of compensation increase	6.30%	6.30%	—	—

Assumed health care cost trend rates are as follows:

	Postretirement benefits
	2003	2002
Health care cost trend rate assumed for next year	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2007	2007

We employ a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. For 2003, a one percentage point change in the assumed health care cost trend rates would have the following effects:

	1% Increase	1% Decrease
	In thousands
Effect on total of service and interest cost components	$32	$29
Effect on postretirement benefit obligation	$374	$341

Plan Assets

Our weighted-average asset allocations for our pension plans as of the measurement date of 2003 and 2002, by asset category, are as follows:

Asset Category	2003	2002	Target
Equity securities	78.0%	63.4%	80.0%
Debt securities	21.2%	35.7%	20.0%
Real estate	—	—	—
Other	0.8%	0.9%	—
	100.0%	100.0%	100.0%

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

Contributions

Our projected contributions include $1.8 million to our non-qualified pension plans and $0.8 million to our postretirement benefit plans in 2004. The actual amount of contributions is dependent upon the actual return on plan assets.

401(k) Plans

We have 401(k) savings plans, which cover substantially all salaried and hourly employees who have met the plans’ eligibility requirements. We provide a matching contribution on amounts contributed by employees, limited to a specific amount of compensation that varies among the plans. Our contribution was $1.6 million for the post-merger period in 2003, $2.7 million for the pre-merger period in 2003 and $4.4 million and $4.3 million in 2002 and 2001, respectively, which represents 50% of eligible employee contributions.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Shareholder’s Deficit

Prior to the merger on July 29, 2003, our common stock consisted of Class A through Class E common stock as well as undesignated common stock. Holders of Class A common stock were entitled to one vote per share, whereas holders of Class D common stock were entitled to 306.55 votes per share. Holders of Class B common stock, Class C common stock and Class E common stock had no voting rights.

The par value and number of authorized, issued and outstanding shares as of the end of 2002 for each class of common stock is set forth below:

	Par value	Authorized shares	Issued and outstanding shares
	In thousands, except par value
Class A	$.33 1/3	4,200	2,825
Class B	$.01	5,300	5,300
Class C	$.01	2,500	811
Class D	$.01	20	20
Class E	$.01	1,900	—
Undesignated	$.01	12,020	—
		25,940	8,956

14.   Stock Plans

Stock Options

In connection with the merger, all options to purchase our common stock that were outstanding immediately prior to the merger were cancelled and extinguished in consideration for an amount equal to the difference between the per- share merger consideration and the exercise price, resulting in an aggregate payment of $12.6 million included in “transaction costs” in the pre-merger period of 2003.

We did not grant any stock options in 2003. The weighted average fair value of options granted in 2002 and 2001 was $8.03 and $7.66 per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2002	2001
Risk-free rate	2.7%	4.8%
Dividend yield	—	—
Volatility factor of the expected market price of Jostens’ common stock	20%	20%
Expected life of the award (years)	7.0	7.0

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity:

	Shares	Weighted- average exercise price
	Shares in thousands
Outstanding at December 30, 2000	531	$25.25
Granted	73	25.25
Cancelled	(52)	25.25
Outstanding at December 29, 2001	552	25.25
Granted	45	28.50
Cancelled	(41)	25.29
Outstanding at December 28, 2002	556	25.51
Cancelled	(2)	25.25
Settled for cash in the merger	(554)	25.51
Outstanding at July 29, 2003	—	$—

At the end of 2002, the weighted average remaining contractual life of the options was approximately 4.7 years and 111,570 options were exercisable.

Stock Loan Programs

In connection with the merger, the remaining stock loans issued in May 2000 to certain members of senior management to purchase shares of common stock were repaid together with accumulated interest. At the end of 2002, the outstanding balance of these loans was $1.6 million including accumulated interest and was classified as a reduction in shareholders’ equity (deficit) in our consolidated balance sheet.

15.   Business Segments

We manage our business on the basis of one reportable segment: the development, manufacturing and distribution of school-related affinity products.

Revenues are reported in the geographic area where the final sales to customers are made, rather than where the transaction originates. No single customer accounted for more than 10% of revenue in the post-merger and pre-merger periods of 2003 or in fiscal years 2002 or 2001.

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present net sales by class of similar products and certain geographic information:

	Post-Merger	Pre-Merger
	Five Months	Seven Months
	2003	2003	2002	2001
	In thousands
Net sales by classes of similar products:
Yearbooks	$94,429	$229,041	$318,451	$299,856
Class rings	113,010	90,785	204,148	204,243
Graduation products	31,528	163,535	179,713	181,885
Photography	45,204	20,697	53,672	50,576
Consolidated	$284,171	$504,058	$755,984	$736,560
Net sales by geographic area:
United States	$256,758	$484,460	$716,110	$697,484
Other, primarily Canada	27,413	19,598	39,874	39,076
Consolidated	$284,171	$504,058	$755,984	$736,560
Net property and equipment and intangible assets by geographic area:
United States	$1,490,666		$77,217	$78,394
Other, primarily Canada	5,606		3,160	3,556
Consolidated	$1,496,272		$80,377	$81,950

16.   Discontinued Operations

In December 2001, our Board of Directors approved a plan to exit our former Recognition business in order to focus our resources on our core school-related affinity products business. Prior to the end of 2001 and in connection with our exit, we sold certain assets of the Recognition business to a supplier who manufactures awards and trophies. We received cash proceeds in the amount of $2.5 million and non-cash proceeds of $0.8 million in the form of a promissory note that was paid in 2002. The results of the Recognition business are reflected as discontinued operations in our consolidated statement of operations for all periods presented.

Revenue and loss from discontinued operations were as follows:

	2002	2001
	In thousands
Revenue from external customers	$—	$55,913
Pre-tax loss from operations of discontinued operations before measurement date	—	(9,036)
Pre-tax gain (loss) on disposal	2,708	(27,449)
Income tax (expense) benefit	(1,071)	14,045
Gain (loss) on discontinued operations	$1,637	$(22,440)

During 2001, the results of discontinued operations encompassed the period through the December 3, 2001 measurement date. The $27.4 million pre-tax loss on disposal of the discontinued business consisted

JOSTENS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of a non-cash charge of $11.1 million to write off certain net assets of the Recognition business plus a $16.3 million charge for accrued costs related to exiting the Recognition business.

During 2002, we reversed $2.3 million of the accrued charges based on our revised estimates for employee separation costs and phase-out costs. Of the total adjustment, $0.5 million resulted from modifying our anticipated workforce reduction from 150 to 130 full-time positions and $1.8 million resulted from lower information systems, customer service and internal support costs and lower receivable write-offs than originally anticipated. In addition, we reversed $0.4 million in other liabilities for a total pre-tax gain on discontinued operations of $2.7 million ($1.6 million net of tax). Components of the accrued disposal costs, which are included in “current liabilities of discontinued operations” in our consolidated balance sheet, are as follows:

				Utilization			Balance
	Initial charge	Prior accrual	Net adjustments	Prior periods	Pre-Merger 2003	Post-Merger 2003	end of 2003
	In thousands
Employee separation benefits and other related costs	$6,164	$—	$(523)	$(5,109)	$(156)	$—	$376
Phase-out costs of exiting the Recognition business	4,255	—	(1,365)	(2,591)	(72)	(7)	220
Salesperson transition benefits	2,855	1,236	(191)	(767)	(688)	(252)	2,193
Other costs related to exiting the Recognition business	3,018	1,434	(228)	(4,224)	—	—	—
	$16,292	$2,670	$(2,307)	$(12,691)	$(916)	$(259)	$2,789

Our obligation for separation benefits continues through 2004 over the benefit period as specified under our severance plan, and transition benefits will continue to be paid through the period of our statutory obligations.

17.   Special Charges

During 2001, we recorded special charges totaling $2.5 million. We incurred costs of $2.1 million for severance and related separation benefits in connection with the departure of a senior executive and two other management personnel. In addition, we elected to terminate our joint venture operations in Mexico City, Mexico and took a charge of $0.4 million, primarily to write off the net investment. We utilized $2.3 million of the aggregate special charge in 2001, less than $0.1 million in 2002 and the remaining balance in the post-merger period of 2003.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In October 2003, we engaged Ernst & Young LLP (“E&Y”) as our new independent accountants, and dismissed PricewaterhouseCoopers LLP (“PwC”), which had previously served as our independent accountants. The Board of Directors participated in and approved the decision to change independent accountants.

The reports of PwC on the consolidated financial statements as of and for the fiscal years ended December 28, 2002 and December 29, 2001 contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits as of and for the aforementioned periods, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference to the subject matter in connection with their reports on the consolidated financial statements for such years, other than those described in the next paragraph.

On March 1, 2001, PwC communicated to the Audit Committee disagreements with management concerning the application of accounting principles to our consolidated financial statements. These disagreements related to (i) the methods of accounting for, and recording of, losses related to an investment in another entity and (ii) the application of Staff Accounting Bulletin (SAB) 101 to certain product sales. These disagreements were satisfactorily resolved.

During the fiscal years ended December 28, 2002 and December 29, 2001, and through October 13, 2003, the date that we engaged E&Y, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K other than those described in the next paragraph.

On March 1, 2001, PwC communicated to the Audit Committee and to management a significant deficiency in our internal control systems, attributable primarily to our process for establishing the initial accounting methodology used for our investments in other entities as well as our process for our on-going analysis of the accounting for such investments, including accounting for our share of any losses generated by these entities. This deficiency was corrected.

The Audit Committee has discussed the exceptions indicated above with PwC and we have authorized PwC to respond fully to any inquiries from E&Y concerning these matters.

We provided PwC with a copy of the disclosures in the preceding paragraphs. A letter from PwC to the Securities and Exchange Commission dated October 15, 2003 stating its agreement with these statements was attached to a Form 8-K, which we filed on October 20, 2003 to disclose our change in certifying accountants.

During the fiscal years ended December 28, 2002 and December 29, 2001, and through October 13, 2003, we did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.   CONTROLS AND PROCEDURES

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

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers and directors of Jostens as of February 29, 2004 are as follows:

Name	Age	Title
Robert C. Buhrmaster	56	Chairman of the Board and Chief Executive Officer
Michael L. Bailey	48	President
John L. Larsen	46	Senior Vice President of Operations
David A. Tayeh	37	Senior Vice President and Chief Financial Officer
Andrew W. Black	41	Vice President and Chief Information Officer
Steven A. Tighe	52	Vice President—Human Resources
Paula R. Johnson	56	Vice President, General Counsel and Corporate Secretary
Marjorie J. Brown	49	Vice President and Treasurer
Timothy M. Wolfe	43	Vice President of Sales
Timothy M. Larson	30	Vice President of Marketing
Carl H. Blowers	64	Director
David F. Burgstahler	35	Director
John W. Castro	55	Director
Thomas R. Nides	43	Director
James A. Quella	54	Director
Marc L. Reisch	48	Director
Lawrence M. Schloss	49	Director
David M. Wittels	39	Director

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

John L. Larsen joined Jostens in January 1998 as Director of Corporate Development. He was named to his current position in September 2003. From June 1994 to December 1997, Mr. Larsen was a director in the Corporate Finance group with Arthur Andersen LLP in Minneapolis.

David A. Tayeh joined Jostens in November 2003 in his current position. Mr. Tayeh was an executive of Investcorp S.A. or one or more of its wholly owned subsidiaries from February 1999 to November 2003.

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

Marjorie J. Brown joined Jostens in January 1998. She served as Business Controller until December 2000 when she became Division Vice President/Controller. She was appointed to her current position in September 2003.

Timothy M. Wolfe joined Jostens in October 1995. He served as Manager-Division Sales from October 1995 to March 2000. From March 2000 to September 2003, Mr. Wolfe served as Division Vice President—Sales. He was appointed to his current position in October 2003.

Timothy M. Larson joined Jostens in July 1996. He has held a variety of marketing positions including Director of Marketing, Vice President of E-Commerce, and Division Vice President—Marketing. He was appointed to his current position in October 2003.

Carl H. Blowers has been one of our directors since January 2003. Mr. Blowers joined Jostens in May 1996 as an independent consultant serving as Division Vice President—Manufacturing & Engineering and was hired as an employee in 1997. He was appointed to Senior Vice President—Manufacturing in February 1998, appointed as Vice Chairman for Operations and Technology in February 2003 and retired from Jostens in September 2003.

David F. Burgstahler has been one of our directors since June 2003. Mr. Burgstahler is a Director of Credit Suisse First Boston LLC (“CSFB”) and Principal of DLJ Merchant Banking. Mr. Burgstahler joined CSFB in 2000 when it merged with DLJ, where he was a Vice President of DLJ Merchant Banking from 1999 to 2001 and an associate from 1995 to 1999. Mr. Burgstahler also serves as a director of Focus Technologies, Inc., Von Hoffmann Corporation and WRC Media, Inc.

John W. Castro has been one of our directors since November 2003. Mr. Castro has been the President and Chief Executive Officer of Merrill Corporation since 1984 and a member of the Board of Directors since 1981. Mr. Castro also serves as a director of Minnesota Life Insurance Company.

Thomas R. Nides has been one of our directors since July 2003. Mr. Nides currently serves as Chief Administrative Officer of CSFB and he is a member of the Executive Board and Operating Committee. Mr. Nides joined CSFB in August 2001 from Fannie Mae, a large non-bank financial services company where he was a Senior Vice President. Mr. Nides took a leave of absence to become campaign manager for Vice Presidential nominee Senator Joseph Lieberman. Prior to Fannie Mae, Mr. Nides was employed as a principal with Morgan Stanley.

James A. Quella has been one of our directors since July 2003. Mr. Quella joined the Private Equity Group of CSFB in July 2000 as a Managing Director and Senior Operating Partner. Immediately prior to joining CSFB, he was a Managing Director of GH Venture Partners. From 1990 to 1999, Mr. Quella

worked at Mercer Management Consulting, where he served as a senior consultant and became Vice Chairman in 1997. Mr. Quella was also a director of Mercer Consulting Group. Mr. Quella currently serves as a director of Advanstar, Inc., Advanstar Communications, Inc., DeCrane Aircraft Holdings, Inc., DeCrane Holdings, Co., Merrill Corporation and Von Hoffman Press, Inc. In March 2004, Mr. Quella resigned as one of our directors. We have no immediate plans to replace him.

Marc L. Reisch has been one of our directors since November 2003. Mr. Reisch is a Senior Advisor to Kohlberg Kravis Roberts & Co. and was appointed Chairman of the Board of Yellow Pages Group Co. in December 2002. Prior to his current position, Mr. Reisch was Chairman and Chief Executive Officer of Quebecor World North America between August 1999 and September 2002. Prior to holding that position, he held the position of President of World Color Press, Inc. since November 1998 and Group President since 1996. Mr. Reisch also serves on the board of directors of FIND/SVP, Inc.

Lawrence M. Schloss has been one of our directors since July 2003. Mr. Schloss has been the Global Head of Private Equity for CSFB since CSFB’s merger with DLJ in the Fall of 2000. Prior to that time and since 1985, upon the formation of DLJ’s Merchant Banking Group, Mr. Schloss was Managing Director of DLJ. Mr. Schloss became the head of the Merchant Banking Group in 1995 and the chairman in 1998, in which capacity he served until DLJ’s merger with CSFB. Mr. Schloss also serves as Chairman of the Board of Directors of Merrill Corporation. In March 2004, Mr. Schloss resigned as one of our directors. We have no immediate plans to replace him.

David M. Wittels has been one of our directors since June 2003. Mr. Wittels, a Managing Director at CSFB, joined DLJ in 1986, where he served in various capacities with DLJ Merchant Banking, and joined CSFB following the merger between CSFB and DLJ in 2000. Mr. Wittels serves on the board of directors of Advanstar, Inc., Advanstar Communications Inc., AKI Holding Corp., AKI Inc., Mueller Holdings (N.A.) Inc., and Ziff Davis Holdings Inc.

Audit Committee

The Audit Committee of our Board of Directors is comprised of Messrs. Reisch, Burgstahler and Wittels. The Board of Directors has determined that Mr. Reisch qualifies as an audit committee financial expert. Our Board of Directors has further determined that Mr. Reisch qualifies as an independent director as that term is used in Schedule 14A of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We have a general code of ethics, which has been in effect for many years, that applies to all of our employees, including the Chief Executive Officer and Chief Financial Officer, as well as our independent sales representatives and vendors. It was updated in 2003. We regularly review our code of ethics and amend it as necessary to be in compliance with current law. You may obtain a copy of our code of ethics free of charge by writing to us at the address set forth on the cover page of this annual report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Officers and directors of Jostens are not subject to Section 16(a) reporting requirements.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for 2003, 2002 and 2001 awarded to or earned by the Chief Executive Officer, four other most highly compensated executive officers and one former executive officer of Jostens.

				Long-term Compensation
		Annual Compensation		Awards	Payouts
Name and principal position	Year	Salary	Bonus(1)	Securities underlying options	LTIP payouts(2)	All other compensation(3)
Robert C. Buhrmaster,	2003	$650,942	$270,270	—	$—	$6,671,480
Chairman of the Board	2002	611,711	381,542	—	—	—
and Chief Executive Officer	2001	593,654	264,040	—	—	—
Michael L. Bailey,	2003	$327,859	$109,800	—	$—	$1,831,640
President	2002	283,346	159,787	—	—	64,628
	2001	277,633	100,828	—	—	—
David A. Tayeh,	2003	$31,848	$443,342	—	$—	$—
Senior Vice President	2002	—	—	—	—	—
and Chief Financial Officer(4)	2001	—	—	—	—	—
Steven A. Tighe,	2003	$219,122	$58,670	—	$—	$346,112
Vice President—Human Resources	2002	209,002	86,192	5,000	60,000	60,942
	2001	204,039	53,559	6,000	—	31,994
Andrew W. Black,	2003	$219,109	$56,202	—	$—	$350,026
Vice President	2002	209,002	86,044	5,000	120,000	45,292
and Chief Information Officer	2001	204,039	53,559	6,000	—	—
Carl H. Blowers	2003	$258,558	$81,156	—	$—	$1,111,925
Vice Chairman—Operations	2002	345,998	191,636	—	—	—
and Technology(5)	2001	332,448	126,031	—	—	—

(1)          Amounts in 2003 include payments under the Management Incentive bonus program as follows: Mr. Buhrmaster: $270,270; Mr. Bailey: $101,170; Mr. Tayeh: $142,500; Mr. Tighe: $52,902; Mr. Black: $50,420; and Mr. Blowers: $73,365. Amount in 2003 for Mr. Tayeh also includes a signing bonus of $300,000. Amounts in 2002 include payments under the Management Incentive bonus program as follows: Mr. Buhrmaster: $381,542; Mr. Bailey: $145,223; Mr. Tighe: $75,449; Mr. Black: $75,301 and Mr. Blowers: $173,852. Amounts in 2001 include payments under the Management Incentive bonus program as follows: Mr. Buhrmaster: $264,040; Mr. Bailey: $92,777; Mr. Tighe: $47,642; Mr. Black: $47,642 and Mr. Blowers: $116,390.

(2)          Amounts in 2002 include payments upon termination of a long-term incentive plan.

(3)          Amounts in 2003 include cancellation of stock options in connection with the merger for consideration of $48.25 per share as follows: Mr. Buhrmaster: $6,671,480; Mr. Bailey: $1,779,066; Mr. Tighe: $298,808; Mr. Black: $298,808; and Mr. Blowers: $1,111,925. Amounts in 2003 also include miscellaneous perquisites including use of the corporate jet as follows: Mr. Bailey: $28,780; Mr. Tighe: $21,752 and Mr. Black: $28,006; and automobile reimbursement as follows: Mr. Tighe: $13,073; and Mr. Black: $13,075. Amounts in 2002 include miscellaneous perquisites including use of the corporate jet as follows: Mr. Bailey $41,737; Mr. Tighe: $37,274 and Mr. Black: $24,070. In 2002, Mr. Black also received $13,075 for automobile reimbursement. In 2001, Mr. Tighe received miscellaneous perquisites, including $12,608 for automobile reimbursement.

(4)          Mr. Tayeh joined Jostens in his current position in November 2003.

(5)          Mr. Blowers resigned as an officer of Jostens in September 2003.

Report of the Compensation Committee

We have a Compensation Committee consisting of Messrs. Buhrmaster, Castro and Wittels. This committee is responsible for making recommendations to the Board of Directors concerning executive compensation. The Compensation Committee takes into consideration a number of factors in setting compensation, including the overall performance of the company, individual achievements made by each officer and comparable wages in the industry.

Option Grants in the Last Fiscal Year

The Management Stock Incentive Plan established in May 2000, was terminated in July 2003. No options were granted under this plan during 2003. In connection with the merger, all options to purchase Jostens’ common stock that were outstanding immediately prior to the merger were cancelled and extinguished in consideration for an amount equal to the difference between the per share merger consideration and the exercise price.

The Board of Directors of Jostens Holding Corp. has approved the 2003 Stock Incentive Plan. The plan allows for a total of 298,023 options for shares of Jostens Holding Corp. Class B Non-Voting Stock to be granted at the current market value. No options were granted under this plan during 2003.

Compensation Committee Interlocks and Insider Participation

Of the three members of our Compensation Committee, only Mr. Buhrmaster served as an officer of Jostens during 2003.

Management Employment Arrangements

Management Bonus Arrangements

We maintain a Management Shareholder Bonus Plan providing for an annual bonus to be paid to the named executive officers based upon achievements of specific operating targets. Mr. Buhrmaster is entitled to a standard bonus as determined by the Compensation Committee. No bonus shall be paid to Mr. Buhrmaster if Jostens fails to achieve specified performance levels. Messrs. Bailey, Tayeh, Tighe and Black are entitled to a standard bonus as determined by the Chief Executive Officer and approved by the Board of Directors. Similarly, no bonus shall be paid to them if Jostens fails to achieve specified minimum performance levels.

Executive Severance Pay Plan

In 1999, we implemented the Jostens’ Executive Severance Pay Plan, which was amended effective February 2003 and entitled the Jostens, Inc. Executive Severance Pay Plan—2003 Revision (the “Plan”). The primary purpose of the Plan is to provide severance benefits for our Chief Executive Officer and other members of management or highly compensated employees that are selected by our Chief Executive Officer, whose employment is terminated pursuant to a qualifying termination (as defined in the Plan). The amount of severance benefits received by a particular employee is based upon the employee’s position in Jostens. The range of severance benefits is from nine months to thirty months of salary and would be paid in a lump sum upon termination. Plan participants are also eligible to receive their annual incentive award on a pro-rated basis provided that the participant’s termination date is after the fourth month of our fiscal year end. In addition, participants are eligible to receive reimbursement for COBRA premiums and continuation of their perquisites.

Retirement Plans

We maintain a non-contributory pension plan, Pension Plan D (“Plan D”), which provides benefits for substantially all salaried employees. Retirement income benefits are based upon a participant’s highest average annual cash compensation (base salary plus annual bonus, if any) during any five consecutive calendar years, years of credited service (to a maximum of 35 years) and the Social Security-covered compensation table in effect at termination.

We also maintain an unfunded supplemental retirement plan that gives additional credit under Plan D for years of service as a Jostens sales representative to those salespersons who were hired as employees of Jostens prior to October 1, 1991. In addition, benefits specified in Plan D may exceed the level of benefits that may be paid from a tax-qualified plan under the Internal Revenue Code of 1986, as amended. The benefits up to IRS limits are paid from Plan D and benefits in excess, to the extent they could have been earned in Plan D, are paid from the unfunded supplemental plan.

The executive officers participate in pension plans maintained by us for certain employees. The following table shows estimated annual retirement benefits payable for life at age 65 for various levels of compensation and service under these plans. The table does not take into account transition rule provisions of the plan for employees who were participants on June 30, 1988.

Average final	Years of service at retirement(1)
compensation	15	20	25	30	35
$ 200,000	$37,900	$50,500	$63,100	$75,700	$88,300
250,000	49,100	65,500	81,900	98,200	114,600
300,000	60,400	80,500	100,600	120,700	140,800
400,000	82,900	110,500	138,100	165,700	193,300
500,000	105,400	140,500	175,600	210,700	245,800
600,000	127,900	170,500	213,100	255,700	298,300
700,000	150,400	200,500	250,600	300,700	350,800
800,000	172,900	230,500	288,100	345,700	403,300
900,000	195,400	260,500	325,600	390,700	455,800
1,000,000	217,900	290,500	363,100	435,700	508,300
1,100,000	240,400	320,500	400,600	480,700	560,800
1,200,000	262,900	350,500	438,100	525,700	613,300
1,250,000	274,100	365,500	456,900	548,200	639,600

(1)   The following individuals named in the Summary Compensation Table have the respective number of years of service under Plan D: Mr. Buhrmaster, 11.1 years; Mr. Bailey, 25.5 years including sales service of 6.5 years; Mr. Tayeh, 0.2 years; Mr. Tighe, 3.3 years and Mr. Black, 3.3 years.

We also maintain a non-contributory supplemental pension plan for corporate vice presidents. Under the plan, vice presidents who retire after age 55 with at least seven full calendar years of service as a corporate vice president are eligible for a benefit equal to 1% of final base salary for each full calendar year of service, up to a maximum of 30%. Only service after age 30 is recognized in the plan. The calculation of benefits is frozen at the levels reached at age 60. In connection with the merger, vesting in this plan was accelerated for Messrs. Bailey, Tighe and Black. At their current levels of compensation, and if they retire at age 60, the estimated total annual pension amounts from this plan for Messrs. Buhrmaster, Bailey, Tighe and Black would be $95,875, $59,272, $24,117 and $48,117, respectively. If Mr. Tayeh continues in his current position at his current level of compensation and retires at age 60, the estimated total annual pension amounts from this plan would be $69,113.

Directors Fees

Three non-employee directors, Messrs. Blowers, Reisch and Castro, receive annual directors fees of $75,000, $50,000 and $25,000, respectively. We do not pay any remuneration to our other directors for serving as directors.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We are authorized to issue shares of one class of common stock, with a par value of $.01 per share. All of the outstanding shares of Jostens, Inc. are owned by Jostens IH Corp.

Our indirect parent company, Jostens Holding Corp., is authorized to issue two classes of common stock, consisting of Class A Voting Common Stock and Class B Non-Voting Common Stock, each with a par value of $0.01 per share. The following table sets forth certain information regarding the beneficial ownership of Jostens Holding Corp. Class A Voting Common Stock and Class B Non-Voting Common Stock:

	Common stock beneficially owned	Percentage of class outstanding
Class A Voting Common Stock
DLJ Merchant Banking Partners III, L.P.	416,305	82.5%
Robert C. Buhmaster	3,125	0.6%
Carl H. Blowers	781	0.2%
Michael L. Bailey	678	0.1%
All directors and executive officers as a group	4,584	0.9%
Class B Non-Voting Common Stock
DLJ Merchant Banking Partners III, L.P.	2,248,052	82.5%
Robert C. Buhmaster	16,875	0.6%
Carl H. Blowers	4,219	0.2%
Michael L. Bailey	3,665	0.1%
All directors and executive officers as a group	24,759	0.9%

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders’ Agreement

On July 29, 2003, Jostens Holding Corp., the DLJMB Funds and members of management who own stock of Jostens Holding Corp. entered into a stockholders’ agreement that sets forth certain rights and restrictions relating to the ownership of Jostens Holding Corp. common stock, and agreements among those parties as to the governance of Jostens Holding Corp. and, indirectly, of Jostens, Inc.

The agreement contains provisions which, among other things and subject to certain exceptions: (i) restrict the ability of the management stockholders to transfer their respective ownership interests; (ii) grant pro rata tag-along rights to management stockholders for the DLJMB Funds sales above 10% of the DLJMB Funds’ initial ownership; (iii) grant certain drag-along rights to the DLJMB Funds to require the management stockholders to sell their shares, pro rata, alongside the DLJMB Funds, if the DLJMB Funds sell more than 50% of the number of shares of Jostens Holding Corp.’s common stock held by the DLJMB Funds as of the date of the agreement; and (iv) grant to management stockholders certain preemptive rights and piggyback registration rights.

Jostens Holding Corp. or its designee has the right to repurchase all shares owned by any management stockholder upon the termination of such management stockholder’s employment with Jostens Holding Corp. Additionally, the DLJMB Funds were granted demand registration rights. This agreement was negotiated on an arm’s length basis.

Stock Purchase and Stockholders’ Agreement

On September 3, 2003, Jostens Holding Corp., JIHC, the DLJMB Funds and certain of its co-investors entered into a stock purchase and stockholders’ agreement pursuant to which the DLJMB Funds sold to such co-investors shares of: (i) Jostens Holding Corp. Class A Voting Common Stock, (ii) Jostens Holding Corp. Class B Non-Voting Common Stock and (iii) JIHC’s 8% Senior Redeemable Preferred Stock, which has since been repurchased.

The stock purchase and stockholders’ agreement contains provision which, among other things and subject to certain exceptions: (i) restrict the ability of the co-investors to transfer their respective ownership interest; (ii) grant pro rata tag-along rights to co-investors for the DLJMB Funds sales above 10% of the DLJMB Funds’ initial ownership; (iii) grant certain drag-along rights to the DLJMB Funds to require the co-investors to sell their shares, pro rata, alongside the DLJMB Funds, if the DLJMB Funds sell more than 50% of the number of shares of Jostens Holding Corp.’s or JIHC’s stock held by the DLJMB Funds as of the date of the agreement, and (iv) grant the co-investors certain preemptive rights and piggyback registration rights.

Advisory Agreements

On July 28, 2003, Ring Acquisition Corp. (“Mergerco”), which merged with and into Jostens on July 29, 2003, entered into a letter agreement with DLJ Merchant Banking III, Inc. (“DLJ”), an affiliate of the DLJMB Funds, in which Mergerco agreed to pay DLJ a fee of $9.0 million, subject to the consummation of the merger, for services provided by DLJ to Mergerco, including assisting Mergerco in its financial and structural analyses, due diligence investigations and negotiation of the merger and related debt financing.

On July 28, 2003, Mergerco entered into a letter agreement with CSFB in which Mergerco agreed to pay CSFB a fee of $1.0 million, payable upon consummation of the merger, for financial advisory services provided by CSFB to Mergerco, including evaluating Mergerco’s capital structure, analyzing financing strategies and developing an overall financing package, including a potential restructuring of its long-term debt and possible strategic alternatives.

Lease Agreements

We have entered into an aircraft lease agreement with Jostens Holding Corp., our indirect parent, pursuant to which we shall pay Jostens Holding Corp. an aggregate of $449,400 per year, plus the cost of operation, for use of a Citation CJ2 aircraft owned by Jostens Holding Corp. We have also entered into a time-sharing agreement with each of DLJ Merchant Banking III, Inc. and Mr. Buhrmaster, pursuant to which they will respectively, from time to time sublease the Citation CJ2 from us at a rate equal to twice our cost of fuel plus incidentals.

KA Rentals, an entity wholly owned by Mr. Buhrmaster, our Chief Executive Officer, has agreed to make the aircraft that it owns available to us for lease when our principal aircraft is not available. We paid KA Rentals an aggregate of $82,843 during 2003 for use of the aircraft under this lease arrangement. We believe that the lease arrangement with KA Rentals is on terms at least as favorable to us as could have been obtained from an unaffiliated third party.

Financial Monitoring Agreements

As of July 29, 2003, we entered into a financial advisory agreement with CSFB, which we terminated on March 24, 2004. Pursuant to this agreement, CSFB had been retained to act as financial advisor for a five-year period, unless terminated earlier. Under this agreement, CSFB, among other things, was to assist us in (i) analyzing our operations and historical performance; (ii) analyzing future prospects; and (iii) preparing a strategic plan for the company. For its services, CSFB was entitled to receive an annual financial advisory retainer of $0.5 million, payable in installments at the beginning of each calendar quarter. As contemplated by the agreement, we agreed to indemnify CSFB against specified losses or liability arising out of, or in connection with, advice and services rendered under the agreement.

As of July 29, 2003, we entered into a financial advisory agreement with DLJ, which was further amended as of March 24, 2004. Pursuant to this agreement, DLJ has been retained to act as financial advisor for a five-year period, unless terminated earlier. Under this agreement, DLJ, among other things, shall provide us with certain monitoring services. For its services, DLJ is entitled to receive an annual financial advisory retainer of $1.0 million, payable in installments, at the beginning of each calendar quarter. DLJ shall further receive an annual credit to be used solely to offset amounts payable by DLJ to us pursuant to the time-sharing agreement in an amount of up to $0.5 million. As contemplated by the agreement, we have agreed to indemnify DLJ against specified losses or liability arising out of, or in connection with, advice and services rendered under the agreement.

Other

An affiliate of CSFB is the administrative agent under the new senior secured credit facility for which it has received and will receive in the future certain customary fees and expenses.

Pursuant to an agreement with Jostens Holdings Corp., Messrs. Buhrmaster, Bailey and Blowers exchanged shares in Jostens, Inc. for shares of Jostens Holding Corp.

In connection with the merger, the remaining stock loans issued in May 2000 to certain members of senior management to purchase shares of common stock were repaid together with accumulated interest.

ITEM 14.   PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

Ernst & Young LLP (“E&Y”) has been engaged as our independent accountant since October 13, 2003. The aggregate fees billed to us by E&Y during 2003 were $259,725. Prior to October 13, 2003, PricewaterhouseCoopers LLP (“PwC”) was engaged as our independent accountant. The aggregate fees billed to us by PwC during 2003 and 2002 were $32,000 and $229,730, respectively. Such fees represent audits of our annual consolidated financial statements and reviews of our quarterly consolidated financial statements.

Audit-Related Fees

The aggregate fees billed to us by E&Y for audit-related services during 2003 were $925, related primarily to accounting and financial reporting consultation. The aggregate fees billed to us by PwC for audit-related services during 2003 and 2002 were $968,838 and $56,261, respectively, related primarily to audits of pension and other employee benefit plan financial statements and professional advisory fees in connection with the merger.

Tax Fees

The aggregate fees billed to us by E&Y for tax services rendered during 2003 and 2002 were $1,090,933 and $997,595, respectively, related primarily to tax compliance, including the preparation of and assistance with federal, state and local income tax returns, sales and use tax filings, foreign and other tax compliance. The aggregate fees billed to us by PwC for tax services rendered during 2003 and 2002 were $76,410 and $338,142, respectively, related primarily to domestic and foreign tax planning and other consulting services.

All Other Fees

The aggregate fees billed to us by E&Y for all other services rendered during 2003 and 2002 were $2,000 and $7,925, respectively. The aggregate fees billed to us by PwC for all other services rendered during 2003 and 2002 were $20,200 and $26,000, respectively. These fees were for other professional research and consultation services.

Audit Committee

The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of documents filed as part of this report:
	(1)	Financial Statements
Report of Independent Auditors

Consolidated Statements of Operations for the period from July 30, 2003 to January 3, 2004 (post-merger, five months), the period from December 29, 2002 to July 29, 2003 (pre-merger, seven months) and the fiscal years ended December 28, 2002 and December 29, 2001

Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002

Consolidated Statements of Cash Flows for the period from July 30, 2003 to January 3, 2004 (post-merger, five months), the period from December 29, 2002 to July 29, 2003 (pre-merger, seven months) and the fiscal years ended December 28, 2002 and December 29, 2001

Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the period from July 30, 2003 to January 3, 2004 (post-merger, five months), the period from December 29, 2002 to July 29, 2003 (pre-merger, seven months) and the fiscal years ended December 28, 2002 and December 29, 2001

Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedules
Report of Independent Auditors
Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits
2.1

Agreement and Plan of Merger by and among Ring Holding Corp., Ring Acquisition Corp. and Jostens, Inc., dated as of June 17, 2003, incorporated by reference to Jostens’ Report on Form 8-K filed June 30, 2003.

3.1

Form of Amended and Restated Articles of Incorporation of Jostens, Inc., incorporated by reference to Exhibit 3.1 contained in Jostens’ Report on Form 10-Q for the quarterly period ended September 27, 2003.

3.2

Certificate of Designation, effective May 10, 2000, of the Powers, Preferences and Rights of the 14% Senior Redeemable Payment-In-Kind Preferred Stock, and Qualifications, Limitations and Restrictions Thereof, incorporated by reference to Exhibit 4.3 contained in Jostens’ Report on Form 8-K filed May 25, 2000.

		3.3	Bylaws of Jostens, Inc. incorporated by reference to Exhibit 3.2 contained in Jostens’ Report on Form 10-Q for the quarterly period ended July 3, 1999.
4.1

Indenture, dated as of May 10, 2000, including therein the form of Note, between Jostens, Inc. and The Bank of New York, as Trustee, providing for 12.75% Senior Subordinated Notes due 2010, incorporated by reference to Exhibit 4.1 contained in Jostens’ Report on Form 8-K filed May 25, 2000.

10.1

Credit Agreement, dated as of July 29, 2003 by and among Ring Acquisition Corp. and Jostens Canada Ltd. as borrowers, Jostens IH Corp. as guarantor, the Lenders party thereto, Credit Suisse First Boston Toronto Branch as Canadian Administrative Agent, and Credit Suisse First Boston as Administrative Agent, incorporated by reference to Exhibit 10.1 contained in Jostens Report on Form 10-Q for the quarterly period ended September 27, 2003.

10.2

Stockholders’ Agreement, dated as of July 29, 2003, among Jostens Holding Corp. and the stockholders party thereto incorporated by reference to Exhibit 10.2 contained in Jostens Report on Form 10-Q for the quarterly period ended September 27, 2003.

10.3

Purchase Agreement, dated May 10, 2000, for 14% Senior Redeemable Payment-In-Kind Preferred Stock with Warrants to Purchase Shares of Class E Common Stock, between Jostens, Inc. and DB Capital Investors, L.P., incorporated by reference to Exhibit 4.6 contained in Jostens’ Report on Form 8-K filed May 25, 2000.

10.4	Jostens Holding Corp. 2003 Stock Incentive Plan, effective October 30, 2003.*
10.5	Management Shareholder Bonus Plan established by Credit Agreement incorporated by reference to Exhibit 10.26 contained in Jostens’ registration statement on Form S-4 filed April 7, 2000.*
10.6	Jostens, Inc. Executive Change in Control Severance Pay Plan, effective January 1, 1999, incorporated by reference to Exhibit 10.8 contained in Jostens’ Annual Report on From 10-K for 1998.*
10.7

Jostens, Inc. Executive Change in Control Severance Pay Plan First Declaration of Amendment, effective August 1, 1999, incorporated by reference to Exhibit 10.10 contained in Jostens’ Report on Form 10-Q for the quarterly period ended October 2, 1999.*

10.8	Form of Contract entered into with respect to Executive Supplemental Retirement Plan incorporated by reference to Jostens’ registration statement on Form 8 dated May 2, 1991.*
10.9	Jostens, Inc. Executive Severance Pay Plan—2003 Revision, effective February 26, 2003.*
10.10	Aircraft Lease Agreement between Jostens Holding Corp. and Jostens, Inc., effective March 15, 2004.
10.11	Time-Sharing Agreement between Jostens, Inc. and DLJ Merchant Banking III, Inc., effective March 15, 2004.
10.12	Time-Sharing Agreement between Jostens, Inc. and Robert C. Buhrmaster, effective March 15, 2004.
10.13	Financial Advisory Agreement, as amended, between Jostens, Inc. and DLJ Merchant Banking III, Inc. dated as of March 24, 2004.
12	Computation of Ratio of Earnings to Fixed Charges
21	List of Jostens’ subsidiaries
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
A Form 8-K was filed on October 20, 2003 reporting a change in our certifying accountant.
A Form 8-K was filed on November 13, 2003, furnishing our press release reporting results for the three and nine months ended September 27, 2003.
A Form 8-K was filed on November 21, 2003 announcing the commencement of a private placement of senior discount notes due 2013 of Jostens Holding Corp.

*                    Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(c) of this annual report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jostens, Inc.
Date: March 31, 2004	By /s/ Robert C. Buhrmaster
Robert C. Buhrmaster
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 2004 on behalf of the registrant in the capacities indicated.

Signature	Title
/s/ Robert C. Buhrmaster	Chairman of the Board and Chief Executive Officer
Robert C. Buhrmaster	(Principal Executive Officer)
/s/ David A. Tayeh	Senior Vice President and Chief Financial Officer
David A. Tayeh	(Principal Financial and Accounting Officer)
/s/ Carl H. Blowers	Director
Carl H. Blowers
/s/ David F. Burgstahler	Director
David F. Burgstahler
/s/ John W. Castro	Director
John W. Castro
/s/ Thomas R. Nides	Director
Thomas R. Nides
/s/ Marc L. Reisch	Director
Marc L. Reisch
/s/ David M. Wittels	Director
David M. Wittels

FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors on Financial Statement Schedule

To the Shareholder and Board of Directors
Jostens, Inc.
Minneapolis, Minnesota

We have audited the consolidated financial statements of Jostens Inc. as of January 3, 2004, and for the period from July 30, 2003 to January 3, 2004 (post-merger) and the period from December 29, 2002 to July 29, 2003 (pre-merger), and have issued our report thereon dated February 12, 2004 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota
February 12, 2004

Report of Independent Auditors on Financial Statement Schedule

To the Shareholder and Board of Directors of Jostens, Inc.:

Our audits of the consolidated financial statements as of December 28, 2002, and for each of the two fiscal years in the period ended December 28, 2002, referred to in our report dated February 12, 2003 appearing in the Annual Report on Form 10-K for the fiscal year ended January 3, 2004 also included an audit as of December 28, 2002 and December 29, 2001 and for each of the two fiscal years in the period ended December 28, 2002, of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly in all material respects, the information set forth therein as of December 28, 2002 and December 29, 2001, and for each of the two fiscal years in the period ended December 28, 2002, when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 12, 2003

Schedule II—Valuation and Qualifying Accounts

Jostens, Inc. and subsidiaries

	Balance	Charged to	Charged to				Balance
	beginning	costs and	other				end of
	of period	expenses	accounts		Deductions		period
	In thousands
Reserves and allowances deducted from asset accounts
Allowances for uncollectible accounts
July 30, 2003 through January 3, 2004	$2,569	$14	$—		$399	(2)	$2,184
December 29, 2002 through July 29, 2003	2,557	491	—		479	(2)	2,569
Year ended December 28, 2002	3,657	869	—		1,969	(2)	2,557
Year ended December 29, 2001	4,361	1,677	(295	)(1)	2,086	(2)	3,657
Allowances for sales returns
July 30, 2003 through January 3, 2004	9,585	7,950	—		11,744	(3)	5,791
December 29, 2002 through July 29, 2003	5,597	13,276	—		9,288	(3)	9,585
Year ended December 28, 2002	5,727	18,337	—		18,467	(3)	5,597
Year ended December 29, 2001	6,360	17,832	(110	)(1)	18,355	(3)	5,727
Salesperson overdraft reserves
July 30, 2003 through January 3, 2004	8,629	2,204	—		(120	)(2)	10,953
December 29, 2002 through July 29, 2003	8,034	1,285	—		690	(2)	8,629
Year ended December 28, 2002	6,897	3,603	—		2,466	(2)	8,034
Year ended December 29, 2001	5,568	3,046	(549	)(1)	1,168	(2)	6,897

(1)          Effects of reclassifying Jostens Recognition business as discontinued operations.

(2)          Uncollectible accounts written off, net of recoveries.

(3)          Returns processed against reserve.